Form 10-Q
period 2000-06-30
QUESTAR MARKET RESOURCES INC
filed 2000-08-14
CIK 1108827

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 2000

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _____ TO _____

                     Commission File No. 0-30321

                    QUESTAR MARKET RESOURCES, INC.
        (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                          87-0287750
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)


P.O. Box 45601, 180 East 100 South, Salt Lake City, Utah    84145-0601
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (801) 324- 2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes            No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of July 31, 2000
Common Stock, $1.00 par value                   4,309,427 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended      6 Months Ended
                                          June 30,            June 30,
                                      2000      1999      2000       1999
                                                 (In Thousands)
REVENUES                               $165,201  $114,222  $ 306,962  $230,068

OPERATING EXPENSES
  Natural gas and other product
     purchases                           79,790    53,859    143,683   110,251
  Operating and maintenance              24,552    19,330     47,470    39,499
  Depreciation and amortization          21,151    19,379     42,128    38,984
  Write-down of full-cost properties
  Other taxes                             8,044     4,530     15,358     9,658
  Wexpro settlement agreement - oil
     income sharing                       1,209       213      2,193       422

    TOTAL OPERATING EXPENSES            134,746    97,311    250,832   198,814

    OPERATING INCOME                     30,455    16,911     56,130    31,254

INTEREST AND OTHER INCOME                 1,950     1,800      3,043     2,647

INCOME (LOSS) FROM
  UNCONSOLIDATED AFFILIATES                 306       (31)     1,305       (62)

DEBT EXPENSE                             (6,303)   (4,290)   (11,673)   (8,553)

INCOME FROM  BEFORE INCOME
  TAXES                                  26,408    14,390     48,805    25,286

INCOME TAXES                              9,226     3,958     16,574     6,601

     NET INCOME                        $ 17,182  $ 10,432  $  32,231  $ 18,685

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,  December 31,
                                                 2000        1999
                                               (Unaudited)
                                                   (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                      $  6,292
  Notes receivable from Questar Corp.                      $   4,000
  Accounts receivable, net                        124,080     75,823
  Inventories                                       4,449     11,253
  Other current assets                              5,218      4,452
    Total current assets                          140,039     95,528

Property, plant and equipment                   1,575,906  1,469,676
Less allowances for depreciation                  820,330    778,695
    Net property, plant and equipment             755,576    690,981

Investment in unconsolidated affiliates            14,457     13,301
Other assets
Cash held in escrow account                         4,312     36,727
Securities available for sale                      11,449     10,402
Other                                               3,096        952
                                                   18,857     48,081

                                                 $928,929  $ 847,891

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                          $   1,246
  Notes payable to Questar Corp.                 $ 30,300     24,500
  Accounts payable and accrued
    expenses                                      106,746     92,278
    Total current liabilities                     137,046    118,024

Long-term debt                                    294,548    264,894
Other liabilities                                   9,988     14,674
Deferred income taxes                              69,768     59,936
Minority interest                                   3,586      2,529
Common shareholder's equity
  Common stock                                      4,309      4,309
  Additional paid-in capital                      116,027    116,027
  Retained earnings                               293,969    270,388
  Other comprehensive loss                           (312)    (2,890)
    Total common shareholder's equity             413,993    387,834

                                                 $928,929  $ 847,891
See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                6 Months Ended
                                                    June 30,
                                                2000      1999
                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                     $ 32,231  $  18,685
  Depreciation                                     42,475     40,468
  Deferred income taxes                             2,577        358
  (Income) loss from unconsolidated
    affiliates, net of cash distributions          (1,155)       624
  Gain from sale of securities                       (896)      (388)
  Changes in operating assets
    and liabilities                               (37,077)     4,881

        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                     38,155     64,628

INVESTING ACTIVITIES
   Capital expenditures
     Property, plant and equipment               (101,455)   (43,401)
     Other investments                                       (10,390)
      Total                                      (101,455)   (53,791)
   Proceeds from disposition of property,
     plant and equipment, and investments           6,789      2,499

        NET CASH USED IN INVESTING
          ACTIVITIES                              (94,666)   (51,292)

FINANCING ACTIVITIES
  Change in notes receivable
     from Questar Corporation                       4,000     95,900
  Change in notes payable
     to Questar Corporation                         5,800   (144,900)
  Cash released from escrow account                32,414
  Long-term debt issued                            37,476    174,327
  Long-term debt repaid                            (6,349)  (130,000)
  Payment of dividends                             (8,650)    (8,300)

        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                     64,691    (12,973)
   Foreign currency translation
      adjustment                                     (642)        23
        CHANGE IN CASH AND
          CASH EQUIVALENTS                       $  7,538  $     386


See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the nature of the business, the results of operations for the three-and six-month periods ended June
30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
For further information refer to the financial statements and footnotes thereto included in the Company's report on Form 10 dated April 12, 2000.

Note 2 - Purchase of Canadian Gas and Oil Company

On January 26, 2000, a subsidiary of Questar Market
Resources (QMR or the Company) acquired 100% of the
outstanding shares of Canor Energy Ltd (Canor) from NI
Canada ULC, a subsidiary of Northwest Natural Gas Co for
cash of $US 61 million plus the assumption of $5.4 million
of short-term debt.  The transaction was accounted for as a
purchase.   Canor owns and/or operates more than 800 wells
located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves were estimated at 61.1 billion cubic feet equivalent.
Assets purchased and liabilities assumed were as follows:

                                                (In Thousands)

Cash                                             $    245
Other current assets                                3,502
Property, plant and equipment                      73,720
Other assets                                          282
Short-term debt                                    (5,444)
Other current liabilities                          (4,356)
Deferred income taxes                              (4,976)
Other liabilities                                  (1,989)

Total purchase price, including
acquisition costs                                $ 60,984


Note 3 - Debt Offering

On April 12, 2000, QMR filed a registration statement with the Securities and Exchange Commission for a public debt offering. Following effectiveness of such registration statement, QMR intends to issue $150 million of notes and use the proceeds to repay a portion of the outstanding debt.

Note 4 - Operations By Line of Business

                                      3 Months Ended      6 Months Ended
                                          June 30,            June 30,
                                      2000      1999      2000       1999
                                                (In Thousands)

REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production - U.S.    $ 48,633  $ 35,365  $  91,169  $ 69,081
  Exploration and production - Canada     8,781     2,916     15,754     5,400
  Wexpro - cost of service                3,080       739      6,924     2,863
  Gas management and energy trading      83,595    56,828    149,713   113,147
                                       $144,089  $ 95,848  $ 263,560  $190,491

REVENUES FROM AFFILIATED COMPANIES
  Wexpro - cost of service             $ 18,103  $ 15,095  $  35,233  $ 30,189
  Gas management and energy trading       3,009     3,279      8,169     9,388
                                       $ 21,112  $ 18,374  $  43,402  $ 39,577

OPERATING INCOME (LOSS)
  Exploration and production - U.S.    $ 16,095  $  8,092  $  29,827  $ 12,779
  Exploration and production - Canada     3,080       726      5,153     1,014
  Wexpro - cost of service                9,365     7,440     18,396    15,234
  Gas management and energy trading       1,915       653      2,754     2,227
         OPERATING INCOME              $ 30,455  $ 16,911  $  56,130  $ 31,254

NET INCOME (LOSS)
  Exploration and production - U.S.    $  8,932  $  5,016  $  16,810  $  7,645
  Exploration and production - Canada       662       (22)     1,180      (279)
  Wexpro - cost of service                5,950     4,770     11,737     9,854
  Gas management and energy trading       1,638       668      2,504     1,465
           NET INCOME                  $ 17,182  $ 10,432  $  32,231  $ 18,685

Note 5 - Comprehensive Income

Comprehensive income is defined as any nonowner change in common equity. Generally, comprehensive income includes earnings reported on the income statement plus changes in common equity formerly reported on the balance sheet only.
Other comprehensive income included in this note is comprised of changes in the market value of the investments in securities available for sale and foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value.

                                      3 Months Ended      6 Months Ended
                                          June 30,            June 30,
                                      2000      1999      2000       1999
                                                (In thousands)
Comprehensive Income:
Net income                            $ 17,182  $ 10,432  $  32,231  $ 18,685
Other comprehensive income (loss)
   Unrealized gain (loss) on securities
      available for sale                 3,397      (332)     5,517
   Foreign currency translation adjust  (1,040)     (272)    (1,560)     (491)
      Other comprehensive income (loss)
         before income taxes             2,357      (604)     3,957      (491)
      Income taxes on other
          comprehensive income (loss)      776      (231)     1,379      (188)

       Net other comprehensive income    1,581      (373)     2,578      (303)

            Total comprehensive       $ 18,763  $ 10,059  $  34,809  $ 18,382
              income (loss)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC.
June 30, 2000
(Unaudited)

Operating Results

Questar Exploration and Production, Wexpro, Questar Gas
Management and Questar Energy Trading, collectively Questar
Market Resources (QMR or the Company), conducts exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                      3 Months Ended      6  Months Ended
                                          June 30,            June 30,
                                      2000      1999      2000       1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers        $144,089  $ 95,848  $ 263,560  $190,491
    From affiliates                      21,112    18,374     43,402    39,577
      Total revenues                   $165,201  $114,222  $ 306,962  $230,068

  Operating income                     $ 30,455  $ 16,911  $  56,130  $ 31,254
  Net income                             17,182    10,432     32,231    18,685

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet   17,674    15,341     34,624    30,389
    Oil and natural gas liquids
      (in thousands of barrels)
Questar Exploration & Production            563       588      1,117     1,194
Wexpro                                      140       127        268       268
Total oil and NGL production                703       715      1,385     1,462
  Production revenue
    Natural gas (per thousand
      cubic feet)                      $   2.48  $   1.93  $    2.33  $   1.90
    Oil and natural gas liquids
      (per barrel)                     $  20.98  $  13.99  $   21.62  $  12.28
  Marketing volumes in energy
    equivalent decatherms (in
      thousands of decatherms)           25,180    26,158     52,205    60,317
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers           23,261    21,835     45,039    42,126
    For Questar Gas                       9,235     8,682     19,088    16,919
    For other affiliated customers        6,514     4,560     11,678     9,119
      Total gathering                    39,010    35,077     75,805    68,164

   Gathering revenue (per decatherm)   $   0.13  $   0.15  $    0.14  $   0.15

Revenues

Revenues reported for the 2000 periods presented were substantially higher than the revenues for the comparable
1999 periods as a result of higher prices for gas and oil and increased gas production. The average natural gas price per thousand cubic feet (Mcf) rose 28% in the second quarter and 23% in the first half of 2000 when compared with the same periods of 1999. The increase in gas prices reflected a strong demand caused largely by the use of natural gas in the generation of electricity. Oil and natural gas liquids (NGL) prices increased 45% in the second quarter and 71% per barrel in the first half of 2000
(excluding Wexpro's oil production). Oil and NGL prices have increased steadily over the past year as production generally declined and demand rose.

Of the current 6 Bcf per month gas production, approximately 42% is covered by hedge contracts at an average price of $2.20 per Mcf, net back to the wellhead.
About one-third of the contracts are collars and the remainder are fixed price contracts. The floor price of collar arrangements is used in calculating the average hedged price. Approximately 76% of oil, excluding Wexpro production, is hedged at an average price of $17.14 per barrel, net back to the wellhead through the end of 2001.

The second quarter of 2000 includes record production levels with an average monthly production of 7 billion cubic feet equivalent, excluding Wexpro. Production benefited from a successful development drilling program and the first quarter acquisition of Canadian producing properties. Canadian gas production grew 165% to 1.9 billion cubic feet (Bcf). U.S. gas production was 8% above year-ago levels at 15.8 Bcf as increased drilling activity offset a property sale in the fourth quarter of 1999.
However, the increased drilling did not fully replace the production of oil and NGL production as a result of selling nonstrategic properties in the fourth-quarter of 1999.

Expenses

Operating and maintenance expenses were higher in the three-, six- and twelve-month periods of 2000 when compared with the corresponding 1999 periods primarily because of increased investment in producing properties including the acquisition of a Canadian gas and oil company in January
2000. In addition, higher gas prices increased the cost of replacing gas in extraction plant operations.

The full-cost amortization rate for U.S. operations dropped
$.03 to $.79 per thousand cubic feet equivalent of production (Mcfe) compared with the second quarter of 1999.
The U.S. rate is expected to be about $.77 in the third quarter of 2000. The declining U.S. rate has driven the combined U.S. and Canadian full-cost amortization rate to $.80 per energy-equivalent Mcf (Mcfe) for the first half of 2000 compared with $.82 for the comparable 1999 period.
The lower rate was due to successfully adding reserves through drilling and purchases, while selling nonstrategic properties at favorable prices. Depreciation and amortization expenses were higher in the 2000 periods presented when compared with the 1999 periods. Increased production volumes from full-cost properties more than offset the lower amortization rates. Increased investment in other properties also resulted in higher depreciation expense in the 2000 periods.

Higher commodity prices and increased production volumes resulted in an increase in production-related taxes reported in other taxes on the income statement. Debt expense was higher in the 2000 periods presented because of increased borrowings and higher short-term interest rates.

The effective income tax rate for the first half was 34% in 2000 and 26.1% in 1999. The effective income tax rate increased largely because of a reduction in production-related tax credits and a higher portion of earnings coming from Canada, where income tax rates are higher. The Company recognized $2,259,000 of production-related tax credits in the 2000 period and $2,608,000 in the 1999 period.

Net income

QMR's second quarter net income increased $6.8 million representing a 65% improvement over the second quarter of 1999. First half 2000 net income was 72% higher compared with the first half of 1999. Higher commodity prices and gas production and a lower full-cost amortization rate were primary reasons for the increase. Other factors include higher earnings from Wexpro and gas-management operations.

Wexpro's net income increased $1.9 million to $11.7 million in the first half of 2000. Wexpro expanded its investment in development-drilling projects in response to higher regional demand. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. At year-end 1999, Wexpro earned an average 18.9% after-tax return on investment in those properties. In addition, increased oil and NGL prices resulted in higher earnings for Wexpro and an increase in shared oil profits for Questar Gas.

Gas-management and energy-trading operations reported $2.5
million in combined earnings for the first half of 2000 versus $1.5 million a year ago. Volumes of gas gathered increased 11% in the first half of 2000 reflecting more production in the areas served. Higher prices benefited the operations of liquids-extraction plants that experienced improved results for the second quarter and first half of 2000. The plants extract and sell liquids from the natural gas stream. Increased commodity prices caused revenues from energy-marketing activities to be higher in the 2000 periods but were offset by the low value of transportation contracts and settlement of gas imbalances.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2000 of $38.2 million was $26.5 million less than was generated in the first half of 1999. Cash deposits as a result of hedging account margin calls and timing differences in collection of accounts receivables more than offset the effects of higher net income. The interest-bearing hedging account deposit payments amounted to $36.4 million at June 30, 2000 and were classified as receivables on the balance sheet.

Investing Activities

Capital expenditures were $101.5 million in 2000, which includes a $60.7 million cash payment, net of cash received, for the purchase of a Canadian company. Capital expenditures for calendar year 2000 are estimated at $175.7 million.

Financing Activities

QMR financed capital expenditures, including the acquisition of a Canadian company, through borrowings from Questar and from an existing long-term debt arrangement, from net cash provided from operating activities and from cash released from an escrow account. Debt balances owed to Questar as of June 30, 2000, amounted to $30.3 million and $24.5 million at December 31, 1999. QMR filed a registration statement with the Securities and Exchange Commission in order to raise $150 million in a public debt offering. Proceeds of the debt offering will be used to repay a portion of debt outstanding. QMR intends to finance remaining 2000 capital expenditures through net cash provided from operations, borrowings from Questar and borrowings under an existing long-term debt facility.

Revenue Recognition Guideline Issued by the Securities and
Exchange Commission

In December 1999, the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements."
The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. The SEC has postponed the effective date of this ruling from the second quarter of 2000 to the fourth quarter.

Forward-Looking Statements

The 10-Q contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar Market Resources. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation and adverse changes in the business or financial condition of the Company.

These factors are not necessarily all of the important factors that could cause actual results to differ significantly from those expressed in any forward-looking statements. Other unknown or unpredictable factors could also have a significant adverse effect on future results.
The Company does not undertake an obligation to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

                           Part II
                      Other Information

Item 1.   Legal Proceedings

     a. Questar Exploration and Production Company ("Questar E&P"), a wholly owned subsidiary of Questar Market Resources, Inc. ("Market Resources" or the "Company") is the primary Questar defendant in a class action lawsuit--Bridenstine v. Kaiser Francis Oil Company--pending in an Oklahoma state court. See the Company's Form 10, Item 8. Legal Proceedings. Both the Company and its parent, Questar Corporation ("Questar") are also named defendants. Plaintiffs have recently claimed additional damages because the defendants allegedly did not market gas volumes for the "best available price." The damages claimed by the plaintiffs increased from an estimated $54 million to an estimated $80 million plus punitive damages. The trail judge delayed the jury trial from August of 2000 to January of 2001, but has not yet ruled on motions filed by the defendants for partial summary judgment.

     Questar E&P disputes the claims filed by the plaintiffs.

     b. Questar Energy Trading Company and Questar Gas Management Company, two of the Company's wholly owned subsidiaries, have been added as defendants in a lawsuit filed by Jack Grynberg, an independent producer, pending in a Utah state district court (Grynberg v. Questar Pipeline Company). The lawsuit was originally filed against Questar Pipeline Company, an affiliate of the Company in Questar's Regulated Services unit, in September of 1999. It alleges that the Questar defendants mismeasured gas volumes attributable to his working interest from a property in southwestern Wyoming. The plaintiff cites mismeasurement to support claims for breach of contract, negligent misrepresentation, fraud, breach of fiduciary responsibilities, but does not allege any specific damages.

     The Questar defendants have filed a comprehensive motion to dismiss the complaint on several grounds including expiration of the applicable statute of limitations, no basis for independent tort claims, and federal preemption.

     The Company's subsidiaries and affiliates have been involved in several cases filed by Mr. Grynberg alleging gas mismeasurement and
resulting underpayment to interest owners.   See the Company's Form
10, Item 8. Legal Proceedings, for a description of another case filed by Mr. Grynberg.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following exhibit has been filed as part of this report.

     Exhibit No.      Exhibit

        12.           Ratio of earnings to fixed charges.

     b. The Company did not file a Current Report on Form 8-K during the quarter.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUESTAR MARKET RESOURCES, INC.
                                      (Registrant)



August 11, 2000                      /s/G. L. Nordloh
    (Date)                              G. L. Nordloh
                                        President and Chief
                                        Executive Officer



August 11, 2000                      /s/ S. E. Parks
   (Date)                                S. E. Parks
                                         Vice President, Treasurer and
                                         Chief Financial Officer


                               EXHIBIT LIST

Exhibit
Number      Exhibit

  12.       Ratio of earnings to fixed charges.