Form 10-Q
period 2000-09-30
QUESTAR MARKET RESOURCES INC
filed 2000-11-14
CIK 1108827

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                  OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

            Class                Outstanding as of October 31, 2000
Common Stock, $1.00 par value              4,309,427 shares

Registrant meets the conditions set forth in General Instruction
H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         3 Months Ended          9 Months Ended
                                         September 30,           September 30,
                                             2000        1999        2000        1999
                                         (In Thousands)
REVENUES                                  $  187,403  $  129,000  $  494,365  $  359,068

OPERATING EXPENSES
  Natural gas and other product purchases     90,923      64,478     234,606     174,729
  Operating and maintenance                   25,177      19,530      72,647      59,029
  Depreciation and amortization               21,047      19,565      63,175      58,549
  Other taxes                                  9,764       5,351      25,122      15,009
  Wexpro settlement agreement - oil
     income sharing                            1,265         862       3,458       1,284

    TOTAL OPERATING EXPENSES                 148,176     109,786     399,008     308,600

    OPERATING INCOME                          39,227      19,214      95,357      50,468

INTEREST AND OTHER INCOME                      3,624         459       6,667       3,106

MINORITY INTEREST                               (441)                   (441)

INCOME FROM UNCONSOLIDATED
AFFILIATES                                       827         411       2,132         349

DEBT EXPENSE                                  (5,900)     (4,219)    (17,573)    (12,772)

INCOME BEFORE INCOME TAXES                    37,337      15,865      86,142      41,151

INCOME TAXES                                  13,329       4,557      29,903      11,158

     NET INCOME                           $   24,008  $   11,308  $   56,239  $   29,993

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30 December 31,
                                                         2000        1999
                                                     (Unaudited)
                                                     (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                           $   25,424
  Notes receivable from Questar Corp.                      2,600  $    4,000
  Accounts receivable, net                               122,260      75,823
  Inventories, at lower of average
      cost or market -
      Gas and oil storage                                  3,630       8,863
      Materials and supplies                               1,888       2,390
  Prepaid expenses and other                               5,174       4,452
    Total current assets                                 160,976      95,528

Property, plant and equipment                          1,604,095   1,469,676
Less allowances for depreciation and amortization        837,485     778,695
    Net property, plant and equipment                    766,610     690,981

Investment in unconsolidated affiliates                   15,208      13,301
Other assets
Cash held in escrow account                                           36,727
Other                                                     10,474      11,354
                                                          10,474      48,081

                                                      $  953,268  $  847,891

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance                    $    1,246
  Short-term loans                                    $   31,500
  Notes payable to Questar Corp.                          11,700      24,500
  Accounts payable and accrued expenses                  132,785      92,278
    Total current liabilities                            175,985     118,024

Long-term debt                                           253,894     264,894
Other liabilities                                         11,938      14,674
Deferred income taxes                                     73,186      59,936
Minority interest                                          4,402       2,529
Common shareholder's equity
  Common stock                                             4,309       4,309
  Additional paid-in capital                             116,027     116,027
  Retained earnings                                      313,652     270,388
  Other comprehensive loss                                  (125)     (2,890)
    Total common shareholder's equity                    433,863     387,834

                                                      $  953,268  $  847,891

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     9 Months Ended
                                                     September 30,
                                                         2000        1999
                                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                                          $   56,239  $   29,993
  Depreciation and amortization                           63,718      60,360
  Deferred income taxes                                    5,548       1,194
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                 (1,907)        281
  Gain from sale of securities                            (1,573)       (388)
  Changes in operating assets
    and liabilities                                       (6,731)     (1,458)
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                           115,294      89,982

INVESTING ACTIVITIES
   Capital expenditures
     Property, plant and equipment                      (137,183)    (67,085)
     Other investments                                               (23,379)
      Total                                             (137,183)    (90,464)
   Proceeds from disposition of property,
     plant and equipment                                   2,359       1,638
   Proceeds from sales of securities                       9,478       1,214
        NET CASH USED IN INVESTING
          ACTIVITIES                                    (125,346)    (87,612)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.            1,400     102,900
  Change in notes payable to Questar Corp.               (12,800)   (179,900)
  Checks outstanding in excess of cash balance            (1,246)
  Change in short-term loans                              31,500
  Cash released from escrow account                       36,727
  Long-term debt issued                                   39,791     210,000
  Long-term debt repaid                                  (48,432)   (130,000)
  Other                                                    1,873
  Payment of dividends                                   (12,975)    (12,450)
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                            35,838      (9,450)
  Foreign currency translation adjustment                   (362)         47
        CHANGE IN CASH AND
          CASH EQUIVALENTS                            $   25,424  $   (7,033)

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
All such adjustments are of a normal recurring nature. Due to the nature of the business, the results of operations for the three-and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes theretofore the year ended December 31, 1999, included in the Company's report on Form 10 filed November 9, 2000.

Note 2 - Purchase of Canadian Gas and Oil Company

On January 26, 2000, a subsidiary of Questar Market Resources (QMR or the Company) acquired 100% of the outstanding shares of Canor Energy Ltd (Canor) from NI Canada ULC, a subsidiary of Northwest Natural Gas Co for cash of $US 61 million plus the assumption of $US 5.4 million of short-term debt. The transaction was accounted
for as a purchase.   Canor owns and/or operates more than 800
wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves were estimated at 61.1 billion cubic feet equivalent. Assets purchased and liabilities assumed were as follows:


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


Note 3 - Financing

On April 12, 2000, QMR filed with the Securities and Exchange Commission, a registration statement for a public debt offering. Following effectiveness of such registration statement, QMR intends to issue $150 million of notes and use the proceeds to repay a portion of its outstanding debt.

In the third quarter of 2000, QMR initiated an unrated commercial paper program with a $100 million capacity. Commercial paper borrowings are limited to and supported by available capacity on QMR's existing revolving credit facility. At September 30, 2000, QMR had a commercial paper balance of $31.5 million.

Note 4 - Operations By Line of Business

                                         3 Months Ended          9 Months Ended
                                         September 30,           September 30,
                                             2000        1999        2000        1999
                                         (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production              $   64,786  $   42,462  $  171,709  $  116,943
  Wexpro - cost of service                     4,378       3,056      11,302       5,919
  Gathering, processing and marketing         96,999      66,425     246,712     179,572
                                          $  166,163  $  111,943  $  429,723  $  302,434

REVENUES FROM AFFILIATED COMPANIES
  Exploration and production              $       13  $        -  $       13  $        -
  Wexpro - cost of service                    17,929      14,782      53,162      44,971
  Gathering, processing and marketing          3,298       2,275      11,467      11,663
                                          $   21,240  $   17,057  $   64,642  $   56,634

DEPRECIATION AND AMORTIZATION EXPENSE
  Exploration and production              $   16,102  $   15,189  $   48,787  $   45,757
  Wexpro - cost of service                     3,451       3,151      10,355       9,172
  Gathering, processing and marketing          1,494       1,225       4,033       3,620
                                          $   21,047  $   19,565  $   63,175  $   58,549

OPERATING INCOME
  Exploration and production              $   26,166  $   10,063  $   61,146  $   23,856
  Wexpro - cost of service                     9,680       8,622      28,076      23,856
  Gathering, processing and marketing          3,381         529       6,135       2,756
                                          $   39,227  $   19,214  $   95,357  $   50,468

NET INCOME
  Exploration and production              $   14,217  $    5,540  $   32,207  $   12,906
  Wexpro - cost of service                     6,174       5,374      17,911      15,228
  Gathering, processing and marketing          3,617         394       6,121       1,859
                                          $   24,008  $   11,308  $   56,239  $   29,993

FIXED ASSETS - NET
  Exploration and production              $  545,808  $  501,828
  Wexpro - cost of service                   144,981     133,533
  Gathering, processing and marketing         75,821      67,491
                                          $  766,610  $  702,852

GEOGRAPHIC INFORMATION
 REVENUES
  United States                           $  177,488  $  125,705  $  468,697  $  350,372
  Canada                                       9,915       3,295      25,668       8,696
                                          $  187,403  $  129,000  $  494,365  $  359,068

 FIXED ASSETS - NET
  United States                           $  662,765  $  668,226
  Canada                                     103,845      34,626
                                          $  766,610  $  702,852

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

                                         3 Months Ended          9 Months Ended
                                         September 30,           September 30,
                                             2000        1999        2000        1999
                                         (In thousands)
Comprehensive Income:
Net income                                $   24,008  $   11,308  $   56,239  $   29,993
Other comprehensive income (loss)
   Unrealized gain on securities
      available for sale                         957         203       6,474         203
   Foreign currency translation adjustment       (763)        (42)     (2,323)       (533)
      Other comprehensive income (loss)
         before income taxes                     194         161       4,151        (330)
      Income taxes on other
          comprehensive income (loss)              7          62       1,386        (126)
      Net other comprehensive income (loss)      187          99       2,765        (204)

              Total comprehensive income  $   24,195  $   11,407  $   59,004  $   29,789


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC.
September 30, 2000
(Unaudited)

Operating Results

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively Questar Market Resources (QMR or the Company), conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                                     3 Months Ended          9  Months Ended
                                                     September 30,           September 30,
                                                         2000        1999        2000        1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                       $  166,163  $  111,943  $  429,723  $  302,434
    From affiliates                                       21,240      17,057      64,642      56,634
      Total revenues                                  $  187,403  $  129,000  $  494,365  $  359,068

  Operating income                                    $   39,227  $   19,214  $   95,357  $   50,468
  Net income                                              24,008      11,308      56,239      29,993

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                   17,361      15,557      51,985      45,946
    Oil and natural gas liquids (in thousands
         of barrels)
       Questar Exploration & Production                      562         576       1,679       1,770
       Wexpro                                                126         151         395         419
  Production revenue
    Natural gas (per thousand cubic feet)             $     2.98  $     2.03  $     2.55  $     1.94
    Oil and natural gas liquids (per barrel)
       Questar Exploration & Production               $    20.06  $    15.40  $    20.48  $    13.18
       Wexpro                                         $    29.06  $    17.78  $    26.63  $    14.75

  Wexpro investment base at Sept. 30, net of
    deferred income taxes (in millions)               $    116.1  $    106.3

  Marketing volumes in energy equivalent
       decatherms (in thousands of decatherms)            26,943      27,512      79,148      87,829

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                            23,205      22,359      68,244      64,485
    For Questar Gas                                        7,500       5,338      26,588      22,257
    For other affiliated customers                         6,476       4,964      18,154      14,083
      Total gathering                                     37,181      32,661     112,986     100,825

   Gathering revenue (per decatherm)                  $     0.13  $     0.15  $     0.13  $     0.15

Revenues

Continued strength in commodity prices and increased gas production in 2000 resulted in revenues that were substantially higher than the revenues reported for the comparable 1999 periods. The average natural gas price per thousand cubic feet (Mcf) increased 47% in the third quarter and 31% in the first nine months of 2000 when compared with the same periods of 1999. Double-digit gas production growth also contributed to the increase in revenues in the 2000 periods. Oil and natural gas liquids prices increased 30% in the third quarter and 55% per barrel in the first nine months of 2000 (excluding Wexpro's oil production).

The higher gas price realizations were the combined results of hedging contracts on a portion of the gas produced and higher spot prices on the remainder. Approximately 42% of the gas produced in the third quarter was sold under hedge contracts at an average price of $2.20 per Mcf, net back to the wellhead. About one-third of the contracts are collars and the remainder are fixed price contracts. The floor price of collar arrangements was used in calculating the average hedged price. Approximately 77% of oil produced in the third quarter, excluding Wexpro production, was hedged at an average price of $17.03 per barrel, net back to the wellhead.

Gas production benefited from a successful development drilling program and the first quarter acquisition of Canadian producing properties. In the third quarter, Canadian gas production grew 143% to 1.8 billion cubic feet (Bcf). U.S. gas production was 5% above year-ago levels at 15.6 Bcf as increased drilling activity offset a property sale in the fourth quarter of 1999. However, the increased drilling did not fully replace the production of oil and NGL as a result of selling nonstrategic properties in the fourth-quarter of 1999.

Expenses

Operating and maintenance expenses were higher in the three- and nine-month periods of 2000 when compared with the corresponding 1999 periods primarily because of the increase in the number of producing properties including the acquisition of a Canadian gas and oil company in January 2000 and an increase in legal expenses. In addition, higher gas prices increased the cost of replacing gas in extraction plant operations.

The combined U.S. and Canadian full-cost amortization rate for the first nine months of 2000 declined $.02 to $.79 per thousand cubic feet equivalent (Mcfe) of production compared with the rate a year
ago.   The lower rate was due to successfully adding reserves
through drilling and purchases, while selling nonstrategic properties at favorable prices. Depreciation and amortization expenses were higher in the 2000 periods presented when compared with the 1999 periods because increased production volumes from full-cost properties more than offset the lower amortization rates. Also, increased investment in other properties resulted in a higher depreciation expense in the 2000 periods. The fourth quarter rate is expected to be $.78 per Mcfe.

Higher commodity prices and increased gas production volumes resulted in an increase in production-related taxes reported as Other taxes on the income statement. Debt expense was higher in the 2000 periods presented because of increased borrowings and higher floating interest rates.

The effective income tax rate for the first nine months of 2000 was 34.7% up from the 27.1% for the same period of 1999. The effective income tax rate increased largely because of a reduction in nonconventional fuel tax credits and a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $3,332,000 of nonconventional credits in the 2000 period and $3,992,000 in the 1999 period.

Other income

Other income was substantially higher in the third quarter and first nine months of 2000. The Company recorded $1.9 million of capitalized finance costs (AFUDC) on its gas storage facility, of which $476,000 was attributable to its partner in the project. Operation of the underground gas storage facility began in September 2000. The remainder of the year-to-date increase was the result of a $1.6 million pretax gain from the sale of securities and interest earned on the cash collateral deposited in commodity trading accounts with brokers.

Net income

QMR's third quarter net income increased $12.7 million representing a 112% improvement over the third quarter of 1999. Net income for the first nine months of 2000 was 88% higher compared with the same period of 1999. Higher commodity prices and gas production were the primary reasons for the increase. Also, earnings for Wexpro and gathering, processing and marketing were higher.

Wexpro's net income increased $2.7 million in the first nine months of 2000. Wexpro increased its investment in
development-drilling projects.   Wexpro develops gas reserves on
behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Gathering, processing and marketing operations reported a $4.3 million increase of earnings for the first nine months of 2000 versus the 1999 period. The increase resulted primarily from higher liquids prices realized from processing plants and QMR's share of AFUDC recorded on a storage facility.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2000 of $115.3 million was $25.3 million more than was generated in the first nine months of 1999. The increase in cash flow from operating activities resulted from higher net income. Partially offsetting this source of cash was an increase in the amount of cash deposits as collateral for hedging contracts. The deposits are interest bearing and totaled $25 million as of September 30, 2000. Cash collateral deposits were included with receivables on the balance sheet.

Investing Activities

Capital expenditures were $137.2 million in 2000, which includes a $66.1 million cash payment, net of cash received, for the purchase of a Canadian company. Capital expenditures for calendar year
2000 are estimated at $189.1 million.

Financing Activities

QMR financed capital expenditures, including the acquisition of a Canadian company, through borrowings from Questar and from an existing long-term debt arrangement, from net cash provided from operating activities, from cash released from an escrow account and issuance of commercial paper. In the third quarter of 2000, QMR initiated an unrated commercial paper program with a $100 million capacity. Commercial paper borrowings are limited to and supported by available capacity on QMR's existing revolving credit facility. At September 30, 2000, QMR had a commercial paper balance of $31.5 million.

On April 12, 2000, QMR filed with the Securities and Exchange Commission a registration statement covering a planned $150
million public debt offering.   Proceeds of the debt offering will
be used to repay a portion of debt outstanding. QMR intends to finance remaining 2000 capital expenditures through net cash provided from operations, borrowings from Questar and borrowings under an existing long-term debt facility.

Pinedale Drilling Program

Test results from four wells drilled in the Pinedale Anticline in western Wyoming tend to validate and may enhance earlier estimates of the field's productive potential. In evaluating the new wells, the Company compared them with two other Questar Pinedale

Anticline wells completed in the first quarter of 2000. The four wells were evaluated as if flow-tested in the same manner as the earlier wells. The two earlier wells had initial production rates of slightly more than 11 million cubic feet of gas and between 89 and 113 barrels of condensate per day. The four new wells are expected to have comparative initial production rates between 7 and 11 million cubic feet per day. The data supports our estimation of 135-150 potential well locations, based on 80-acre spacing. If 40-acre spacing is determined to be appropriate, the potential well locations and reserves could double. Based on short-term testing, pressures in the new wells have generally been higher than previously modeled, which tends to confirm estimates of a potential average 5 to 6 Bcfe of reserves per well. However, short-term tests are insufficient to determine estimated reserves.

Market Risk

The Company's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in floating interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. QMR also has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next seven years, whether or not it is able to market the capacity to others.

Energy-Price Risk Management: Energy-price risk is a function of changes in commodity prices as supply and demand fluctuate.
Market Resource bears a majority of the risk associated with changes in commodity prices. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into derivative contracts for speculative purposes.

At September 30, 2000, Questar Market Resources held hedge contracts covering the price exposure for about 49.8 million decatherms of gas and 1.3 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas-marketing transactions. Hedge contracts at September 30, 2000, had terms extending through October 2002, with about 22% of those contracts expiring by the end of 2000.

The mark-to-market adjustment of gas and oil price-hedging contracts at September 30, 2000, was a negative $80.8 million. A 10% decline in gas and oil prices would cause a positive $18.9 million mark-to-market adjustment resulting in a negative $61.9 million balance. Conversely, a 10% increase in prices results in a $18.8 million negative mark-to-market adjustment resulting in a negative $99.6 million balance as of September 30, 2000. The calculation used energy prices posted on the NYMEX from the last trading day of September 2000. The sensitivity calculations do not consider the effect of gains or losses on the associated physical side of these transactions, which should largely offset the change in value.

Interest-Rate Risk Management:  As of September 30, 2000, the
Company owed $297.1 million of variable rate debt. The book value of variable-rate debt approximates fair value.

Securities Available for Sale: Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in an insignificant change in value as of September 30, 2000.

Foreign Currency Risk Management: The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounts to $58.9 million (U.S.), and is expected to be repaid from future operations of the foreign company.

New Accounting Standards

The Company is required to adopt the accounting provisions of Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, by January 2001. The new accounting rules require that the fair value of derivative instruments be measured and recorded as either assets or liabilities in the balance sheet. The Statement requires that changes in the derivatives fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives' gains and losses to offset related
results on the hedged items in the income statement.   Companies
must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

The Company is evaluating its derivatives and how the new accounting standards apply. The Company believes its derivatives to be highly effective and would qualify as hedges under SFAS 133 as amended by SFAS 138. If any portion of the hedge instrument is deemed to be ineffective, as defined, changes in the value of that portion would be reflected in the income statement. The Company is currently evaluating its derivatives for ineffectiveness, as defined in the standards.

Revenue Recognition Guideline Issued by the Securities and
Exchange Commission

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The SEC expects companies that make conditional sales to postpone fully recognizing revenues until the earnings process is completed. The Company records revenues when services are provided or products are delivered. The pronouncement is effective for Questar Market Resources beginning with the fourth quarter of 2000 and is not expected to cause a change in the method used to record revenues.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, the effect of accounting policies issued periodically by accounting standards setting bodies, volatility of quoted prices of securities available for sale and adverse changes in the business or financial condition of the Company.

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

                                             QUESTAR MARKET
                                             RESOURCES, INC.
                                             (Registrant)



November 10, 2000                            /s/G. L. Nordloh
    (Date)                                   G. L. Nordloh
                                             President and Chief
                                             Executive Officer



November 10, 2000                            /s/S. E. Parks
   (Date)                                    S. E. Parks
                                             Vice President, Treasurer and
                                             Chief Financial Officer

                            EXHIBIT INDEX

Exhibit
Number          Exhibit

   12.          Ratio of earnings to fixed charges.