Form 10-K
period 2000-12-31
QUESTAR MARKET RESOURCES INC
filed 2001-04-02
CIK 1108827

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
      DECEMBER 31, 2000 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                     Commission File No. 0-30321

                    QUESTAR MARKET RESOURCES, INC.
        (Exact name of registrant as specified in its charter)

     State of Utah                                          87-0287750
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

180 East 100 South, P.O. Box 45601, Salt Lake City, Utah    84145-0601
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:     (801) 324-2600

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, $1.00 Par Value
    SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                        7 1/2% Notes Due 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X     No

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001.
4,309,427 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

     Registrant meets the conditions set forth in General
Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.


                          TABLE OF CONTENTS


Heading                                                           Page

                                PART I

Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .   1
         General. . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Oil and Gas Exploration and Production - Questar E&P,
          Celsius, and Canor . . . . . . . . . . . . . . . . . .. . . 3
         Development and Production - Wexpro Company. . . . . . . . . 3
         Gathering, Processing and Marketing - Questar Gas Management
          and Questar Energy Trading. .. . . . . . . . . . . . . .. . 4
         Regulation . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Competition and Customers. . . . . . . . . . . . . . . . . . 7
         Relationships with Affiliates. . . . . . . . . . . . . . . . 7
         Employees. . . . . . . . . . . . . . . . . . . . . . . . . . 7


Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.. . . . . . . . . . . . . . . . . . . . .  15

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS .. . . . . . . . . . . . .  15

Item 6.  (Omitted). . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION. . . .  . . .  16

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . .  20

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .  22


                               PART III

Items
10-13.  (Omitted). . . . . . . . . . . . . . . . . . . . . . . . .   22

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  22

GLOSSARY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .50

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

                              FORM 10-K
                         ANNUAL REPORT, 2000


                                PART I

ITEM 1.  BUSINESS.

General

      Questar Market Resources, Inc. (the "Company or QMR;" this reference shall include the Company's wholly-owned subsidiaries) is a wholly-owned subsidiary of Questar Corporation ("Questar"), which is a publicly traded and diversified energy services company. Questar has two principal business units--Regulated Services and Market Resources. QMR and its subsidiaries comprise the Market Resources unit of Questar and engage in oil and gas exploration, development and production; gas gathering and processing; wholesale gas, electricity and hydrocarbon liquids trading. In conjunction with its production activities, QMR also acquires producing oil and gas properties.

      As noted in the following chart, QMR itself is a subholding company that conducts its activities through Questar Exploration and Production Company ("Questar E&P") and its Canadian subsidiaries, Celsius Energy Resources, Ltd. ("Celsius") and Canor Energy Ltd. ("Canor"); Wexpro Company ("Wexpro"); Questar Gas Management Company ("Questar Gas Management") and Questar Energy Trading Company ("Questar Energy Trading").
<PAGE 1>

      Questar Corporation

      Questar InfoComm , Inc. (Information Services)

      QUESTAR MARKET RESOURCES, INC. (Subholding Company)
       Wexpro Company (Manages and Develops Cost-of-Service
          Properties for Questar Gas)
            Questar Exploration and Production Company (Exploration
            and     Production)
       Celsius Energy Resources Ltd. and Canor Energy Ltd.
          (Exploration & Production  - Canada)
       Questar Energy Trading Company (Wholesale Energy Marketing
           and Storage)
       Questar Gas Management Company (Gathering and Processing)

      Questar Regulated Services Company (Subholding Company)
       Questar Gas Company (Retail Distribution)
       Questar Pipeline Company (Transportation and Storage)


      QMR is the primary growth area within Questar's business strategy. Questar expects to spend 60-70 percent of its capital budget funds over the next five years on non-regulated activities, primarily within QMR, to expand reserves through drilling and acquisitions and to enlarge its infrastructure of gathering systems, processing plants, header facilities, and non-regulated storage facilities. Management of QMR believes that the diversity of the activities pursued by QMR enhances its basic strategy to pursue complementary growth. As the exploration and production companies find or acquire new reserves, Questar Gas Management should have more opportunities to expand gathering and processing activities, and Questar Energy Trading should have more physical production to support its marketing programs.

      Business Strategy. QMR has the following strategies in its business:

       -  achieve a prudent, disciplined program to grow reserves;
       - provide stakeholder value performance in both the short and long term;
<PAGE 2>
       - employ hedging and other risk management tools to manage cyclicality;
       - maintain a strong balance sheet that permits prudent growth opportunities;
       -  maintain a portfolio of quality drilling prospects;
       - identify and divest non-core and marginal assets and activities;
       -  proactively avoid litigation risks; and
       -  employ technology and proven innovations to reduce costs.

QMR's activities are described below:

Oil and Gas Exploration and Production - Questar E&P, Celsius, and
Canor:

      Questar's E&P group consists of Questar E&P and its Canadian subsidiaries Celsius and Canor. These entities form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

      The E&P group also maintains a geographical balance and diversity, while concentrating its activities in core areas where it has accumulated geological knowledge and has significant expertise. Core areas of activity include the Rocky Mountain region of Wyoming and Colorado; the Midcontinent region of Oklahoma, the Texas Panhandle, East Texas, and the Upper Gulf Coast; the Southwest region of northwestern New Mexico and southwestern Colorado; and the Western Canadian Sedimentary Basin located primarily in Alberta, Canada.

      Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2000, the Company had proved reserves (excluding cost-of-service reserves belonging to its affiliate Questar Gas Company ("Questar Gas")) of 639.9 billion cubic feet ("Bcf") of gas and 15.0 million barrels ("MMBbls") of oil and natural gas liquids, compared to 514.5 Bcf of gas and 13.9 MMBbls of oil as of the same date in 1999. (Any references to oil in this Report include natural gas liquids.) On an energy-equivalent basis ratio of six thousand cubic feet ("Mcf") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised approximately
87.6 percent of total regulated proved reserves. Proved developed reserves constituted 77.6 percent of the total non-regulated proved reserves reported. Approximately 9.4 percent of the group's natural gas proved reserves and 24.7 percent of its oil proved reserves are located in Canada. See Note 10 of the Notes to Consolidated Financial Statements under Item 14 of this Report for additional information concerning QMR's reserves. See "Glossary of Commonly Used Oil and Gas Terms" on page __ of this Report.

Development and Production - Wexpro Company

      QMR conducts development drilling and provides production services to Questar Gas through Wexpro. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981. A summary of the Wexpro settlement agreement is contained in Note 8 of the Notes to Consolidated Financial Statements under Item No. 14 of this Report. Ownership of Wexpro was moved from Questar Gas to QMR in 1982.

      Wexpro, unlike members of the E&P group, does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and
<PAGE 3>

production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its operations, Wexpro charges Questar Gas for its costs plus a specified rate of return, which averaged 19.5 percent on an after-tax basis in 2000 and is adjusted annually based on a specified formula, on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 2000, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $124.8 million compared to $108.9 million at year-end 1999. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

      The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 48 percent of Questar Gas's system requirements during 2000. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 2000, the average wellhead cost of Questar Gas's cost-of-service gas was $1.78 per decatherm ("Dth"), which is lower than Questar Gas's average price for field-purchased gas.

      Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 2000, produced 45.0 billion cubic feet equivalent ("Bcfe") of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added reserves of 71.3 Bcfe through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

      Wexpro, under the terms of the Wexpro agreement, owns oil-producing properties. The revenues from the sale of crude oil produced from such properties are used to recover operating expenses and provide Wexpro with a return on its investment. In addition, Wexpro receives 46 percent of any residual income. (The remaining income is received by Questar Gas and is used to reduce natural gas costs reflected in customer rates.)

      Wexpro has an ownership interest in the wells and facilities related to its oil properties and in the wells and facilities that have been installed to develop and produce gas properties described above since August 1, 1981 (a date specified by the settlement agreement referred to above). Wexpro maintains an office in Rock Springs, Wyoming, in addition to its principal office in Salt Lake City, Utah.

Gathering, Processing and Marketing - Questar Gas Management and
Questar Energy Trading:

      Questar Gas Management conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas. Questar Gas Management's core system and activities, however, reflect its historical connection to Questar Pipeline's regulated activities.
<PAGE 4>

      Questar Gas Management was formed in 1993 as a wholly-owned subsidiary of Questar Pipeline to construct and operate the Blacks Fork processing plant in southwestern Wyoming. It expanded in 1996 as a result of receiving Questar Pipeline's gathering assets and activities. In mid -1996, Questar Gas Management was moved from Regulated Services to QMR shortly after the transfer of gathering assets and acquired the processing plants that formerly belonged to Questar E&P.

      Questar Gas Management's gathering system was originally built as part of a regulated enterprise. It consists of 1,284 miles of gathering lines, compressor stations, field dehydration plants and measuring stations and was largely built to gather production from Questar Gas's cost-of-service properties. Under a contract that was assigned when the gathering assets were transferred from Questar Pipeline, Questar Gas Management is obligated to gather the cost-of-service production for the life of the properties. During 2000, Questar Gas Management gathered 36.8 million decatherms ("MMDth") of natural gas for Questar Gas, compared to 32.1 million in 1999, for which it received $8.5 million, including $4.5 million in demand charges.

      Questar Gas Management continues to expand the volumes of gas gathered for affiliates within QMR and for nonaffiliated customers. During 2000, Questar Gas Management gathered 25.0 MMDth for QMR affiliates, compared to 19.6 MMDth in 1999, and gathered 93.0 MMDth for nonaffiliated customers, compared to 85.0 MMDth in 1999. Questar Gas Management is interested in acquiring the existing gathering system for the Pinedale wells and constructing additional facilities in the area.

      In addition to gathering activities, Questar Gas management is involved in processing activities. It continues to own a 50 percent interest in the Blacks Fork processing plant, which has a daily capacity of 84 MMcf and could be expanded. A processing plant strips liquids such as butane and ethane from natural gas volumes to enable the producers to meet pipeline specifications for their gas volumes and to take advantage of historical price advantages for natural gas liquids when compared to natural gas volumes. Questar Gas Management and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has an operating capacity of 43 MMcf per day. It owns interests in other processing plants in the Rocky Mountain and Midcontinent areas.

      Questar Gas Management's 2000 increase in gathering activities reflects the increased value of natural gas volumes. It also processed more natural gas liquids during 2000 in response to their increased value, but plant volumes slowed significantly in the last months of 2000 as natural gas became disproportionately valuable when compared to natural gas liquids.

      Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is produced by affiliates) to build a flexible and reliable portfolio. Questar Energy Trading aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2000, the Company marketed a total of 100.6 MMDth of natural gas and .8 MMBbls of liquids and earned a margin of $.095 per equivalent Dth. (The volumes and margins exclude affiliated production.)

      Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production (equity production is a term that refers to production owned by QMR subsidiaries) and marketing transactions.
It executed hedges for equity production on behalf of Questar E&P with a variety of contracts for different periods of time. Questar Energy Trading does not engage in speculative hedging transactions.

      As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines.

      Questar Energy Trading is expanding its capabilities in order to sustain its activities in an increasingly competitive environment in which parties are becoming more sophisticated. During 2000, it, through a limited liability company, commenced operating a private storage facility the Clear Creek project in southwestern Wyoming adjacent to several interstate pipelines. The storage reservoir has a working gas capacity of 4 Bcf.

Regulation

      The Company's operations are subject to various levels of government controls and regulation in the United States and Canada at the federal, state/provincial, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; submitting notices relating to the presence, use and release of specified contaminants incidental to oil and gas regulations; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. QMR's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration unites, the number of wells that may be drilled in a unit, and the unitization or pooling of oil and gas properties. State conservation laws establish the maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, the impose certain requirements for the ratable purchase of production.

      Some of QMR's leases, including many of its leases in the Rocky Mountain area, are granted by the federal government and administered by federal agencies. These leases require compliance with detailed financial regulations on such things as drilling and operations on the leases and the calculation and payment of royalties.

      Various federal, state and local environmental laws and regulations affect the Company's operations and costs. These laws and regulations concern the generation, storage, transportation, disposal or discharge of contaminants into the environment and the general protection of public health, natural resources, wildlife, and the environment. They also impose substantial liabilities for any failure on the part of the Company to comply with them.

      Each province in Canada and the federal government of Canada also have laws and regulations governing land tenure, royalties, production rates and taxes, and environmental protection.
<PAGE 6>

Competition and Customers

      QMR faces competition in all aspects of its business including the acquisition of reserves and leases; obtaining goods, services, and labor; and marketing its production. The Company's competitors include multinational energy companies and other independent producers, many of which have greater financial resources than QMR has.

      The Company's business activities can be subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months.
The increasing demand for natural gas to generate electricity may cause increased demand during the hottest months of the summer. Weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and the Company's operations.

      The Company sells its natural gas production to a variety of customers including pipelines, gas marketing firms, industrial users, and local distribution companies. QMR's crude volumes are sold to refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining, or pipeline facilities.

      Questar E&P maintains regional offices in Denver, Colorado and Tulsa and Oklahoma City in Oklahoma. Canadian operations are managed through an office in Calgary, Alberta.

Relationships with Affiliates

       The subsidiaries of QMR have important relationships with their affiliates as described above. Questar provides certain administrative services, e.g., public and government relations, financial and audit, to QMR and other members of the consolidated group. Questar also sponsors the qualified and welfare plans in which QMR's employees participate. Each of the Company's subsidiaries is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

       As of December 31, 2000, QMR had 412 employees in the United States and 13 leased employees in Canada. None of these employees is represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory. QMR also periodically engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  PROPERTIES.

      Reserves. The following table sets forth the Company's estimated proved reserves, the 10 percent present value of the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2000. QMR's reserves were estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; Netherland, Sewell & Associates, Inc.; Malkewicz Hueni Associates, Inc.; Gilbert Laustsen Jung Associates Ltd.; and
<PAGE 7>

Sproule Associates, Ltd., independent petroleum engineers. The Company does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. These proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

                                                December 31, 2000
                                          United States      Canada    Total

Estimated proved reserves
   Natural gas (Bcf)                           579.8         60.1      639.9
   Oil and NGL (MMBbls)                         11.3          3.7       15.0
Proved developed reserves (Bcfe)               492.3         74.1      566.4

Present value of estimated future net
   revenues before future income taxes
   discounted at 10% (in thousands) (1)      $2,348,638   $275,436  $2,624,074

Standardized measure of discounted net cash
   flows (in thousands) (2)                  $1,542,204   $149,417  $1,691,621

__________
(1)   Estimated future net revenue represents
      estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs
      (but excluding the effects of general and administrative expenses; debt service;
      depreciation, depletion and amortization; and income tax expense).

(2) The standardized measure of discounted net cash flows prepared by the Company represent the present value of estimated future net revenues after income taxes, discounted at 10 percent.

      Estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represent estimates.

        Reference should be made to Note 10 of the Notes to Consolidated Financial Statements included in Item 14 of this Report for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years.

        During 2000, the Company filed estimated reserves as of year-end of Form EIA-23 with the Energy Information Administration in the Department of Energy and will submit a comparable report for 2000. Although QMR uses the same technical and economic assumption when it prepares the EIA-23, it is obligated to report reserves for wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.
<PAGE 8>

      The following charts illustrate QMR's reserve statistics for the years ended December 31, 1996 through 2000:

                     Oil and Gas Reserves (Bcfe)*
Year        Year-End Reserves Annual Production      Reserve Life (Years)

1996              493.6                   51.5                9.6
1997              469.3                   61.7                7.6
1998              574.1                   65.3                8.8
1999              597.6                   76.6                7.8
2000              730.1                   82.3                8.9

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

             Proportion of Proved Developed to Proved Reserves
                  and Proportion of Gas Reserves (Bcfe)*

Year    Total Proved    Proved Developed      Developed        Natural Gas
        Reserves             Reserves      Percent of Total    Percentage of
                                                              Proved Reserves
1996       493.6              410.1              83%                78%
1997       469.3              392.9              84%                81%
1998       574.1              506.0              88%                85%
1999       597.6              503.9              84%                86%
2000       730.1              566.4              78%                88%

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

Geographic Diversity of Producing Properties:

     The following table summarizes proved reserves by the Company's major operating areas at December 31, 2000:

                                           Proved Reserves*    % of Total
                                                (Bcfe)

Mid-Continent                                    325.6            45%
Rocky Mountain Region (exclusive
    of Pinedale)                                 175.9            24%
Pinedale Anticline                               146.2            20%
Western Canada                                    82.4            11%

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

     Production.   The following table sets forth the Company's
net production volumes, the average sales prices per Mcf of gas, Bbl of oil and Bbl of natural gas liquids produced, and the production cost per Mcfe for the years ended December 31, 2000, 1999, and 1998, respectively:
<PAGE 9>

                                                   Year Ended December 31,
                                                   2000     1999     1998

United States (excluding cost of
  service activities)
     Volumes produced and sold
        Gas (Bcf)                                   61.7     59.8     48.6
        Oil and NGL (MMBbls)                         1.5      1.9      1.9

     Sales Prices:
        Gas (per Mcf)                             $ 2.80   $ 2.02   $ 1.95
        Oil and NGL (per Bbl)                     $19.61   $13.31   $12.41
     Production costs per Mcfe                    $  .69   $  .59   $  .64

Canada
     Volumes produced and sold
         Gas (Bcf)                                   7.3      2.9      2.7
         Oil and NGL  (MMBbls)                        .7      0.4      0.4
     Sales Prices:
         Gas (per Mcf)                            $ 2.83   $ 1.61   $ 1.40
         Oil and NGL (per Bbl)                    $22.29   $16.56   $14.09
     Production costs per Mcfe                    $  .73   $  .67   $  .58

       Productive Wells. The following table summarizes the Company's productive wells as of December 31, 2000:

         Productive Wells (1) (2)

                       Gas Wells       Oil Wells       Total Wells
                    Gross      Net    Gross    Net    Gross     Net

United States       3,702    1,554    1,046    401    4,748   1,955
Canada                542      187      202     67      744     254

  Total:            4,244    1,741    1,248    468    5,492   2,209

        (1) Although many of the Company's wells produce both oil and gas, a well is categorized as either an oil well or a gas well based upon the ratio of oil to gas production.

        (2) Each well completed to more than one producing zone is counted as a single well. There were 140 gross wells with multiple completions.

        The Company also held numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to
working interests after recovery of certain costs by third
parties.  After converting to working interests, these overriding royalty interests will be included in the Company's gross and net well count.
<PAGE 10>
      Leasehold Acreage.  The following table summarizes
developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2000.  "Undeveloped
Acreage" includes (i) leasehold interests that already may have been classified as containing proved undeveloped reserves; and
(ii) unleased mineral interest acreage owned by the Company.
Excluded from the table is acreage in which the Company's
interest is limited to royalty, overriding royalty, and other similar interests.
                      Leasehold Acreage - December 31, 2000
                   Developed (1)           Undeveloped (2)            Total
                 Gross       Net         Gross        Net       Gross      Net
United States
 Arizona            -           -          480        450        480       450
 Arkansas      37,729      16,569        1,230        373     38,959    16,942
 California       760         265       23,102      9,043     23,862     9,308
 Colorado     176,651     125,297      207,581    104,852    384,232   230,149
 Idaho              -           -       44,175     10,643     44,175    10,643
 Illinois         172          39       14,307      3,997     14,479     4,036
 Indiana            -           -        1,621        467      1,621       467
 Kansas           134         134       44,330     16,430     44,464    16,564
 Kentucky           -           -       14,461      5,468     14,461     5,468
 Louisiana     15,246       9,992          404        397     15,650    10,389
 Michigan           -           -        6,200      1,266      6,200     1,266
 Minnesota          -           -          313        104        313       104
 Mississippi   25,706      21,408          859        273     26,565    21,681
 Montana       25,285      10,187      319,745     58,594    345,030    68,781
 Nevada           320         280          680        543      1,000       823
 New Mexico    90,297      66,349       32,006      9,553    122,303    75,902
 North Dakota   1,333         375      145,841     21,580    147,174    21,955
 Ohio              -            -          202         43        202        43
 Oklahoma   1,538,294     290,246       52,736     33,296  1,591,030   323,542
 Oregon             -           -       43,869      7,671     43,869     7,671
 South Dakota       -           -      204,558    107,988    204,558   107,988
 Texas        168,336      61,000       51,881     40,725    220,217   101,725
 Utah          45,712       35,001    109,180     43,280   154,892      78,281
 Washington         -           -       26,631     10,149     26,631    10,149
 West Virginia    969         115            -          -        969       115
 Wyoming      221,718     142,625      447,233    268,848    668,951   411,473

 Total
   U.S.     2,348,662     779,882    1,793,625    756,033  4,142,287 1,535,915

Canada
 Alberta      222,938      82,919      324,636    135,474    547,574   218,393
 British
   Columbia    33,069       8,485       42,108     21,719     75,177    30,204
 Saskatchewan   2,277       1,061        4,625      4,462      6,902     5,523

 Total
   Canada     258,284      92,465      371,369    161,655    629,653   254,120

 Total
   Acreage  2,606,946     872,347    2,164,994    917,688  4,771,940 1,790,035
  ________
<PAGE 11>
      (1) Developed acres are acres spaced or assignable to productive wells.

      (2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 2,164,994 gross and 917,688 net undeveloped acres, 114,827 gross and 30,747 net acres are held by production from other leasehold acreage.

      Substantially all the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

                                                Acres Expiring
                                         Gross                  Net
Twelve Months Ending
   December 31, 2001                   154,070               58,641
   December 31, 2002                    88,980               44,787
   December 31, 2003                   141,354               62,639
   December 31, 2004                    74,890               49,327
   December 31, 2005 and later       1,705,700              702,294

    Drilling Activity. The following table summarizes the number of development and exploratory wells drilled by the Company, including the cost-of-service wells drilled by Wexpro, during the years indicated.

                                          Year Ended December 31,
                                   2000             1999            1998
                              Gross     Net     Gross     Net    Gross    Net
Development Wells
 United States
   Completed as natural
     gas wells                211     79.8      159     78.4     105     54.6
   Completed as oil wells       9      1.4        5      2.4      29      1.0
   Dry holes                   12      5.0       15      6.1      12      3.7
   Waiting on completion       36        -       29        -      13        -
   Drilling                    14        -        6        -       9        -

 Canada
   Competed as natural
     gas wells                 11      1.1        7      1.2       4      0.9
   Completed as oil wells       8      2.3        5      1.9      12      4.0
   Dry holes                    2      1.1        2      1.3       4      1.2
   Waiting on completion        2        -        2        -       2        -
   Drilling                     1        -        -        -       1        -

Total Development Wells       306     90.7      230     91.3     191    65.4

<PAGE 12>
Exploratory Wells
 United States
   Completed as natural
     gas wells                  -        -        1      0.2       5      1.6
   Completed as oil wells       -        -        -        -       1        6
   Dry holes                    5      2.0        2      1.1       4      1.4
   Waiting on completion        -        -        1        -       -        -
   Drilling                     1        -        1        -       -        -

 Canada
   Competed as natural
     gas wells                  1       .2        -        -       -        -
   Completed as oil wells       1       .2        -        -       1       .3
   Dry holes                    2       .9        -        -       3      1.4
   Waiting on completion        -        -        -        -       -        -

Total Exploratory Wells        10      3.3        5      1.3      14      5.3

Total Wells                   316     94.0      235     92.6     205     70.7

      Operation of Properties. The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated.

      QMR is the operator of approximately 50 percent of its wells. As operator, QMR receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, QMR records the monthly overhead reimbursement as a reduction of general and administrative expense, which is a common industry practice.

      Title to Properties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, to other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

      As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, generally including a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

      Pinedale. Both Questar E&P and Wexpro are involved in Pinedale drilling. During 2000, Questar E&P and Wexpro drilled nine wells and completed six of them in the Pinedale Anticline area of Sublette County, Wyoming. (Three of the wells will not be completed until June of 2001 when winter drilling restrictions are lifted.) Drilling results and initial production tests
<PAGE 13>

confirmed reserve expectations of 5-6 Bcf per well. As of December 31, 2000, gross daily production from 14 Company-owned wells was estimated at 26 MMcf and 45 Bbl of oil.

      Questar E&P and Wexpro expect to continue drilling activities in Pinedale when government restrictions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline and expect to drill between 135-150 wells based on 80-acre spacing.

      QMR's activities in Pinedale illustrate its long-term approach. Wexpro held the leasehold acreage by production as a result of three wells drilled in the area during the mid-1970's. Since the gas reserves are contained in tight sands with a low porosity, Questar E&P and Wexpro did not drill additional wells in the Pinedale area until other companies developed new stimulation techniques that fractured sandstone formations at multiple intervals and successfully used such techniques to drill wells in neighboring fields. The Pinedale wells cost an average of $2.2 million to drill and complete; this cost reflects the completion depth of the wells (12,848 to 13,300 feet), the need for special handling and multiple stimulations, and government regulations that impose pad limitations and restrict drilling. Current production profiles suggest that the average well may produce on a long-term basis after stabilizing between 2 and 4 MMcf per day within the first year or two after completion. Questar E&P and Wexpro expect to continue drilling in the Pinedale area during the next several years.

ITEM 3.  LEGAL PROCEEDINGS.

      There are various legal proceedings pending against QMR.
Significant cases are discussed below.

      BRIDENSTINE. On January 4, 2001, a district court judge in Oklahoma approved the settlement agreement in Bridenstine v. Kaiser-Francis Oil Company, a class action lawsuit that was originally filed against Questar E&P, other named affiliates including Questar and QMR, and unrelated defendants in 1995. Pursuant to the terms of the settlement, Questar E&P and Union Pacific Resources Company (predecessor in interest to Questar E&P) paid $22.5 million, with Questar E&P's portion being $16.5 million. Although the Questar defendants disputed claims that centered on allegations of an excessive and improper transportation charged against royalty payments, they settled the lawsuit to avoid continued legal costs and the uncertainty of a jury verdict.

      GRYNBERG. Questar affiliates, including Questar E&P are named defendants in a lawsuit filed by an independent producer (Grynberg) under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge has not ruled on the defendants' motion to dismiss.

      On March 8, 2001, the trial court judge granted a motion to dismiss the lawsuit filed by Grynberg against several Questar defendants including Questar Gas Management, Questar Energy Trading and Questar Pipeline. This case, which was filed in a Utah state district court, claims that the Questar defendants mismeasured gas volumes attributable to Mr. Grynberg's working
<PAGE 14>

interest in a specified property in southwestern Wyoming. The plaintiff's allegations included breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. The judge dismissed the lawsuit based on defendants' arguments that the applicable statute of limitation had expired and there was no basis to support fraudulent concealment claims, or independent tort claims.

      QUINQUE. Questar E&P, Questar Gas Management, Wexpro and other Questar affiliates are among the 220 named defendants in Quinque Operating Company v. Gas Pipelines, which was recently transferred from the Wyoming federal district court where it had been consolidated with the Grynberg cases to the Kansas state court where it had been originally filed. This case is very similar to the cases filed by Mr. Grynberg against the pipeline industry, but the allegations of systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.

      Royalty class actions are being asserted in numerous states, including Wyoming, against other companies in the oil and gas production and marketing businesses in which QMR's subsidiaries participate. Similar actions could be filed against the Company.

      There are various other legal proceedings against subsidiaries of QMR. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of its stockholder during the last quarter of 2000.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

      All of the Company's outstanding shares of common stock, $1.00 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 14 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

      The Company, as the wholly-owned subsidiary of a reporting company under the Securities and Exchange Act of 1934 (the
"Act"), is entitled to omit the information requested in this Item.
<PAGE 15>

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES ("QMR" or "Market Resources" or the
"Company") conducts exploration and production, gas development, gathering, processing and marketing activities. Following is a summary of financial results and operating information.

                                                Year Ended December 31,
                                               2000        1999        1998
                                                       (In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                        $  193,359  $  125,245  $   98,767
  Oil and natural gas liquids sales            59,901      41,521      36,722
  Cost-of-service gas operations               74,492      61,705      61,448
  Energy marketing                            379,760     243,296     234,565
  Gas gathering and processing                 29,278      22,341      21,954
  Other                                         5,263       4,203       4,816
        Total revenues                        742,053     498,311     458,272

Operating expenses
  Energy purchases                            369,752     239,201     230,462
  Operating and maintenance                   106,703      79,916      73,763
  Depreciation and amortization                84,475      78,608      71,377
  Write-down of full cost oil
    and gas properties                                                 31,000
  Other taxes                                  36,262      21,516      24,988
  Wexpro settlement agreement -
    oil income sharing                          4,758       2,292       1,053
        Total operating expenses              601,950     421,533     432,643
          Operating income                 $  140,103  $   76,778  $   25,629

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                      68,963      62,712      51,309
    Oil and natural gas liquids (in Mbbl)
Questar Exploration & Production                2,225       2,311       2,340
Wexpro                                            521         555         554
Production revenue
     Natural gas (per Mcf)                 $     2.80  $     2.00  $     1.92
     Oil and natural gas liquids (per bbl)
 Questar Exploration & Production          $    20.50  $    13.92  $    12.70
 Wexpro                                    $    27.43  $    16.84  $    12.64
Wexpro investment base, net
     of deferred income taxes
     (in millions)                         $    124.8  $    108.9  $     97.6
Energy-marketing volumes
    (in thousands of equivalent dth)          105,632     112,982     113,513

Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers                 92,969      84,961      72,908
    For Questar Gas                            36,791      32,050      29,893
    For other affiliated customers             25,068      19,659      17,720
        Total gathering                       154,828     136,670     120,521

    Gathering revenue (per dth)              $   0.13    $   0.15    $   0.16

Revenues

Revenues were 49% higher in 2000 when compared with 1999 because of higher prices for natural gas, oil and NGL and increased natural gas production. Natural gas production rose 10% to 69 Bcf and the average selling price increased 40%. U. S. gas production increased 3% to 61.7 Bcf, while Canadian production rose 152% to 7.3 Bcf. Questar acquired Canadian reserves and producing properties in January 2000. Approximately 53% of gas production in 2000 was hedged at an average price of $2.16 per Mcf, net to the well. Hedging activities reduced revenues from gas sales by $33.7 million in 2000, but had an insignificant impact in 1999 and 1998.

Selling prices of oil and NGL for nonregulated operations increased 47% to a combined average of $20.50 per barrel and more than offset a 4% decrease in production volumes. Approximately 73% of the nonregulated oil production was hedged at an average price of $17.36 per barrel. Hedging activities reduced revenues from oil sales by $15.5 million in 2000, but had an insignificant impact in 1999 and 1998. Production declined in 2000 as a result of selling nonstrategic properties in the fourth quarter of 1999.

For 2001, Questar has used swaps, costless collars and fixed price contracts to hedge approximately 55% of estimated gas production based on December 2000 reserves. The average hedged price is $2.90 per Mcf (net to the well) assuming floor prices on collars. The average hedged price increases to $3.15 per Mcf (net to the well) if collar ceiling prices are assumed. Approximately 62% of 2001 estimated oil production, based on December 2000 reserves, is hedged at an average price of $17.20 per barrel, net to the well. Quantities of hedged production in any given month range between 49% and 66% for gas and 56% and 70% for oil.

Revenues from cost-of-service operations were 21% higher in 2000 compared with 1999. Wexpro manages and develops oil and natural gas properties on behalf of Questar Gas and receives a return on its investment in successful wells. The natural gas production is delivered to Questar Gas at cost of service. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas. Questar Gas's portion is reported as oil-income sharing. Wexpro's investment base, net of deferred income taxes, grew 15% in 2000 when compared with 1999. The average return on investment was 19.5% in 2000 and 20% in 1999.

Higher energy prices were responsible for substantial increases in revenues for energy marketing and improved plant-processing margins. Increased gas demand led to higher volumes of gas gathering.

Revenues in 1999 improved 9% compared with 1998 as a result of increased prices for gas, oil and NGL and a 22% rise in gas production. Natural gas selling prices averaged 4% higher in 1999.
<PAGE 17>

Operating Expenses

Operating and maintenance expenses were 34% higher in 2000 primarily due to an increase in the number of gas and oil properties and increased legal costs in the settlement of a major case. Depreciation and amortization expense increased 7% in 2000 due largely to a 10% improvement in natural gas production. The combined U.S. and Canadian full-cost amortization rate was $.79 per thousand cubic feet equivalent (Mcfe) for 2000, down from $.80 per Mcfe in 1999. Other taxes, primarily production related, rose 69% in 2000 driven by higher revenues and prices.

Interest and other income

Interest and other income was higher in 2000 due to a $3.9 million pre-tax gain from selling securities available for sale, recording capitalized financing costs associated with an underground storage project of $1.9 million and $1.4 million of interest earned on qualifying hedging collateral. Sales of securities available for sale generated a $.4 million pre-tax gain in 1999.

Debt expense

Interest expense increased due to higher short- and long-term borrowing and to higher interest rates in 2000.

Income taxes

The effective combined federal, state and foreign income tax rate was 34.9% in 2000 and 28.8% in 1999. Income tax rates were below the combined statutory rate of about 40% primarily due to nonconventional fuel credits, which amounted to $4.7 million in 2000, $5.3 million in 1999 and $5.7 million in 1998.

Nonregulated Gas and Oil Reserves

Market Resources achieved a 261% reserve replacement ratio in 2000 compared with 131% in 1999. Reserve additions, revisions and purchases, net of sales in place, amounted to 214.8 Bcfe in 2000, more than double the 100.1 Bcfe added in 1999. Gains in reserves occurred through drilling results in the Pinedale Anticline and the acquisition of 61.1 Bcfe of proved reserves in Canada. In January 2001, Market Resources closed on the sale of 290 producing properties and a gas gathering system in the Mid-continent for $27 million with an effective sale date of November 2000. The properties produced approximately 4.3 MMcf of gas and 180 barrels of oil per day, but were not compatible with the long-term strategic plans of the Company. In the fourth quarter of 1999, Market Resources sold producing properties, mostly in the Permian Basin and Kansas, with combined daily production of 4.3 MMcf of gas and 1,100 barrels of oil.

Market Resources achieved a five-year average finding cost of $.86 per Mcfe, excluding cost-of-service operations, in 2000 compared with $.90 per Mcfe in 1999.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
                                                  Year Ended December 31,
                                                2000        1999        1998
                                                          (In Thousands)
Net income                                    $85,042     $45,866     $16,162
Adjustments to net income                     108,758      90,077      99,543
Changes in operating assets
   and liabilities                            (54,680)      4,914      11,808

Net cash provided from
   operating activities                      $139,120    $140,857    $127,513
<PAGE 18>

Net cash provided from operating activities decreased 1% in 2000 when compared with 1999 due to timing differences in accounts receivable more than offsetting an 85% increase in net income. The balances in accounts receivable and qualifying hedging accounts increased as a result of higher energy prices. This was partially offset by increases in accounts payable caused by higher energy prices. The asset write-down in 1998 and the effect on deferred income taxes were noncash transactions.

Investing Activities

Capital expenditures in 2000 primarily reflected exploration for and development of gas and oil reserves and a purchase of a Canadian company with 61.1 Bcfe of proved reserves. Market Resources participated in drilling 316 wells (94 net wells) in 2000 that resulted in 223 gas wells, 18 oil wells, 21 dry holes and 54 wells in progress at year end. The success rate was 92%. The details of capital expenditures for 2000, 1999 and a forecast of 2001 were as follows:
                                  Year Ended December 31,
                               2001
                            Forecast       2000         1999
                                     (In Thousands)

Exploratory drilling          $8,700        $752      $1,538
Development drilling          76,000      97,361      64,642
Other exploration             10,700       8,647      19,464
Reserve acquisitions          32,000      65,130       3,704
Production                     5,100       8,382       8,746
Gathering and processing      28,000       3,330      12,705
Electric generation           25,000
Storage                        7,100      11,513       4,108
General                        1,500         855      19,362
                            $194,100    $195,970    $134,269

Financing Activities

Approximately 80% of the net cash used in investing activities was supplied by net cash flow provided from operating activities. Proceeds from short-term borrowing and cash released from an escrow account provide the remaining sources of funding in 2000. Proceeds from a 1999 sale of nonstrategic gas and oil properties were placed in an escrow account pending a possible reinvestment in other producing properties. When this did not occur, the funds were released from escrow. A sale with similar conditions and amounting to $27 million was finalized in January 2001.

In the third quarter of 2000, Market Resources initiated an unrated commercial-paper program with a $100 million capacity. Commercial-paper borrowings are limited to and supported by available capacity on Market Resources' existing revolving credit facility. Market Resources had a commercial-paper balance of $12.5 million at December 31, 2000.

On March 6, 2001, Market Resources issued in a public offering
$150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. In 1999, Market Resources entered into a long-term revolving-credit facility with a syndication of banks and a $300 million capacity. Market
Resources had borrowed $244.4 million as of December 31, 2000 under this arrangement.
<PAGE 19>

QMR's consolidated capital structure consisted of 35% long-term debt and 65% common shareholder's equity at December 31, 2000.
The Company's long-term debt has been rated BBB+ by Standard and Poor's and Baa2 by Moody's.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. QMR also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next six years, regardless of whether it is able to market the capacity to others.

Hedging Policy

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. A primary objective of these hedging transactions is to protect the Company's commodity sales from adverse changes in energy prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy-Price Risk Management

Energy-price risk is a function of changes in commodity prices as supply and demand fluctuate. Market Resources bears a majority of the risk associated with changes in commodity prices. The Company uses hedge arrangements in the normal course of business to limit the risk of adverse price movements; however, these same arrangements usually limit future gains from favorable price movements.

Market Resources held hedge contracts covering the price exposure for about 50.5 million dth of gas and 1 million barrels of oil at December 31, 2000. A year earlier the contracts covered 72.1 million dth of natural gas and 2.4 million barrels of oil. The hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2000, had terms extending through December 2003, with about 91% of those contracts expiring by the end of 2001.

The financial mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 2000 was a negative $98 million and represented a liability owed to counterparties if terminated. A
10% decline in gas and oil prices would decrease the mark-to-market adjustment by $18.1 million; while a 10% increase in prices would increase the mark-to-market adjustment by $18.1 million. The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 1999 was a negative $6.2 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $16.7 million. Conversely, a 10% increase in prices would have resulted in a $16.3 million negative mark-to-market adjustment. The calculations used energy prices posted on the NYMEX, various
"into the pipe" postings and fixed prices for the indicated measurement dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.
<PAGE 20>

Interest-Rate Risk Management

The Company held floating-rate long-term debt at December 31, 2000 and 1999 of $244.4 million and $264.9 million, respectively. The book value of variable-rate debt approximates fair value. If interest rates declined by 10%, interest costs paid on variable-rate long-term debt would decrease about $1.7 million in 2000 and 1999.

Securities Available for Sale

Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility.

Foreign Currency Risk Management

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation amounting to $54.4 million (U.S.) is expected to be repaid from future operations of the foreign company.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "intend", "project", "estimate", "anticipate", "believe", "forecast", or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate-regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.
<PAGE 21>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's financial statements are included in Part IV,
Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      QMR has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.


                               PART III

      The Company, as the wholly-owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10-13).


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

      (a)(1)(2)  Financial Statements and Financial Statement
Schedules. The financial statements identified in the List of Financial Statements are filed as part of this Report.

      (3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.   Description

 3.1.* Articles of Incorporation dated April 27, 1988 for Utah Entrada Industries, Inc. (Exhibit
              No. 3.1. to the Company's Form 10 dated April
              12, 2000.)

 3.2.*        Articles of Merger, dated May 20, 1988, of
              Entrada Industries, Inc., a Delaware
              corporation and Utah Entrada Industries, Inc, a Utah corporation. (Exhibit No. 3.2. to the Company's Form 10 dated April 12, 2000.)

 3.3.* Articles of Amendment dated August 31, 1998, changing the name of Entrada Industries, Inc.
              to Questar Market Resources, Inc.  (Exhibit
              No. 3.3. to the Company's Form 10 dated April
              12, 2000.)

 3.4.*        Bylaws (as amended effective February 8,
              2000.)  (Exhibit No. 3.4. to the Company's
              Form 10 dated April 12, 2000.)
<PAGE 22>

 4.1.* Indenture dated as of March 1, 2001, between the Questar Market Resources, Inc. and Bank One, NA, as Trustee for the Company's 71/2% Notes due 2011. (Exhibit No. 4.01. to the Company's Current Report on Form 8-K dated March 6, 2001.)

 4.2.* Form of 71/2% Notes due 2011. (Exhibit No. 4.02. to the Company's Current Report on Form 8-K dated March 6, 2001.)

 4.3. U.S. Credit Agreement, dated April 19, 1999, by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S. agent, and certain financial institutions, as lenders, with the First Amendment dated May 17, 1999, the Second Amendment dated July 30, 1999, the Third Amendment dated November 30, 1999, the Fourth Amendment dated April 17, 2000, the Fifth Amendment dated October 6, 2000, and the Sixth Amendment dated February 9, 2001. (Exhibit No. 4.1. to the Company's Form 10 dated April 12, 2000, for the U. S. Credit Agreement, and the First, Second and Third Amendments; Exhibit No. 4.1. to the Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments.) The Sixth Amendment is filed with this Report.1

 4.4. Long-term debt instruments with principal amounts not exceeding 10 percent of QMR's total consolidated assets are not filed as exhibits. The Company will furnish a copy of these agreements to the Commission upon request.

 10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Questar Gas Company's Form 10-K Annual Report for 1981.)

 21.          Subsidiary Information.

 24.          Power of Attorney

      *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

      (b) The Company filed two Current Reports on Form 8-K during the last quarter of 2000. The first report was dated November 21, 2000, and disclosed the settlement agreement in Bridenstine v. Kaiser-Francis Oil Company. The second report was dated December 7, 2000, and contained a press release on the results of drilling at the Pinedale Anticline area. Neither report included any financial statements.

<PAGE 23>



                      ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEM 14(a) (1) and (2), and (d)

                     LIST OF FINANCIAL STATEMENTS

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     YEAR ENDED DECEMBER 31, 2000

                    QUESTAR MARKET RESOURCES, INC.

                         SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR MARKET RESOURCES, INC.

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Market Resources Inc. are included in Item 8:

      Statements of income, Years ended December 31, 2000, 1999 and
      1998

      Balance sheets, December 31, 2000 and 1999

      Statements of common shareholder's equity, Years ended
      December 31, 2000, 1999 and 1998

      Statements of cash flows, Years ended December 31, 2000, 1999 and 1998

      Notes to financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.
<PAGE 24>

                    Report of Independent Auditors


Board of Directors
Questar Market Resources, Inc.

We have audited the accompanying balance sheets of Questar Market Resources, Inc. as of December 31, 2000 and 1999, and the related statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Market Resources, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Ernst & Young

                                              Ernst & Young

Salt Lake City, Utah
March 6, 2001
<PAGE 25>

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                Year Ended December 31,
                                             2000         1999        1998
                                                     (In Thousands)
REVENUES
From unaffiliated customers                $649,200    $418,603    $382,791
From affiliates                              92,853      79,708      75,481
TOTAL REVENUES                              742,053     498,311     458,272

OPERATING EXPENSES
Cost of natural gas and other
  products sold                             369,752     239,201     230,462
Operating and maintenance                   106,703      79,916      73,763
Depreciation and amortization                84,475      78,608      71,377
Write-down of full cost oil
  and gas properties                                                 31,000
Other taxes                                  36,262      21,516      24,988
Wexpro settlement agreement -
  oil income sharing                          4,758       2,292       1,053

TOTAL OPERATING EXPENSES                    601,950     421,533     432,643

OPERATING INCOME                            140,103      76,778      25,629

INTEREST AND OTHER  INCOME                   10,631       4,272       3,638

INCOME (LOSS) FROM UNCONSOLIDATED
    AFFILIATES                                2,776         763        (930)

DEBT EXPENSE                                (22,922)    (17,363)    (12,631)

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES            130,588      64,450      15,706

INCOME TAX EXPENSE (CREDIT)                  45,546      18,584      (1,019)

INCOME FROM CONTINUING OPERATIONS            85,042      45,866      16,725

DISCONTINUED OPERATIONS, net of income
   taxes of $347                                                       (563)

NET INCOME                                   $85,042     $45,866     $16,162
See notes to financial statements.
<PAGE 26>

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
                                                         December 31,
                                                      2000        1999
                                                       (In Thousands)
CURRENT ASSETS
Cash and cash equivalents                          $    3,980
Notes receivable from Questar Corporation                      $    4,000
Accounts receivable, net of allowance of
  $1,775 in 2000 and $1,350 in 1999                   126,030      64,364
Accounts receivable from affiliates                    17,427      11,459
Qualifying hedging collateral                          48,377
Federal income taxes recoverable                        4,976
Inventories, at lower of average cost or market
Gas and oil storage                                     7,618       8,863
Material and supplies                                   2,298       2,390
Prepaid expenses and other                              4,828       4,452
TOTAL CURRENT ASSETS                                  215,534      95,528

PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties - full cost accounting
Proved properties                                   1,082,009     943,349
Unproved properties, not being amortized               76,216      69,777
Support equipment and facilities                       13,179      13,408
Cost-of-service oil and gas operations -
  successful efforts accounting                       348,403     318,451
Gathering, processing and marketing                   137,484     124,691
                                                    1,657,291   1,469,676

Less allowances for depreciation and amortization
Oil and gas properties - full cost accounting         601,620     544,491
Cost-of-service oil and gas operations -
  successful efforts accounting                       193,029     180,867
Gathering, processing and marketing                    58,388      53,337
                                                      853,037     778,695

NET PROPERTY, PLANT AND EQUIPMENT                     804,254     690,981

INVESTMENT IN UNCONSOLIDATED
    AFFILIATES                                         15,417      13,301

OTHER ASSETS
Cash held in escrow account                             5,387      36,727
Securities available for sale                                      10,402
Other                                                   4,344         952
                                                        9,731      48,081

                                                   $1,044,936  $  847,891
<PAGE 27>

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                      2000        1999
                                                       (In Thousands)
CURRENT LIABILITIES
Checks outstanding in excess
  of cash balances                                             $    1,246
Short-term loans                                   $   12,500
Notes payable to Questar                               51,000      24,500
Accounts payable and accrued expenses
Accounts and other payables                           140,254      67,385
Accounts payable to affiliates                          3,761       2,952
Federal income taxes                                                6,232
Other taxes                                            19,359      14,266
Interest                                                  951       1,443

Total accounts payable and accrued
  expenses                                            164,325      92,278

TOTAL CURRENT LIABILITIES                             227,825     118,024

LONG-TERM DEBT                                        244,377     264,894

DEFERRED INCOME TAXES                                  96,459      59,936

OTHER LIABILITIES                                      13,847      14,674

MINORITY INTEREST                                       5,483       2,529

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
Common stock - par value $1 per share;
  authorized, 25,000,000 shares; issued
  and outstanding, 4,309,427 shares                     4,309       4,309
Additional paid-in capital                            116,027     116,027
Retained earnings                                     338,130     270,388
Cumulative other comprehensive loss                    (1,521)     (2,890)

                                                    $1,044,936   $847,891
See notes to consolidated financial statements.
<PAGE 28>

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                               Additional                Other        Compre-
                       Common    Paid-in     Retained  Comprehensive  hensive
                       Stock     Capital     Earnings  Income (loss)  Income
                                                 (In Thousands)

Balance at
 January 1, 1998        $4,309   $116,027    $238,955     $  (8)
1998 net income                                16,162                 $16,162
Cash dividends                                (15,900)
Foreign currency
 translation
 adjustment, net
 of income taxes
 of $53                                                       93           93

Balance at
 December 31, 1998      4,309    116,027     239,217          85      $16,255
1999 net income                               45,866                   45,866
Cash dividends                               (16,600)
Dividend of shares
 of Questar Energy
 Services                                      1,905
Unrealized loss on
securities available for
 sale, net of income
 taxes of $1,557                                           (2,515)     (2,515)
Foreign currency
 translation adjustment,
 net of income taxes
 of $284                                                     (460)       (460)

Balance at
 December 31, 1999      4,309    116,027     270,388       (2,890)    $42,891
2000 net income                               85,042                   85,042
Cash dividends                              (17,300)
Unrealized gain on
 securities available
 for sale, net of
 income taxes
 of $1,557                                                  2,515       2,515
Foreign currency
 translation
 adjustment, net
 of income taxes
 of $1,018                                                 (1,146)     (1,146)

Balance at
 December 31, 2000     $4,309   $116,027    $338,130      $(1,521)    $86,411

See notes to financial statements.
<PAGE 29>

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              2000        1999        1998
                                                      (In Thousands)
OPERATING ACTIVITIES
Net income                                  $ 85,042    $ 45,866    $ 16,162
Adjustments to reconcile net
 income to net cash provided
 from operating activities
Depreciation and amortization                 85,085      81,150      71,951
Deferred income taxes                         29,740       9,381      (4,619)
Write-down of oil and gas properties                                  31,000
(Income) loss from unconsolidated
 affiliates,net of cash distributions         (2,117)        (66)      1,211
Gain from sale of securities                  (3,950)       (388)
Changes in operating assets
  and liabilities
Accounts receivable and qualifying
 hedging collateral                         (112,757)     (2,631)     20,572
Inventories                                    1,337        (468)     (4,996)
Prepaid expenses and other                      (423)        (83)        555
Accounts payable and accrued expenses          74,226      5,655      (7,002)
Federal income taxes                          (11,207)       127       2,399
Other assets                                   (3,125)      (783)       (628)
Other liabilities                              (2,731)     3,097         908
NET CASH PROVIDED FROM
 OPERATING ACTIVITIES                         139,120    140,857     127,513

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant
  and equipment                              (195,970)  (109,405)   (252,671)
Other investments                                        (24,864)     (1,875)
                                             (195,970)  (134,269)   (254,546)
Proceeds from disposition of
 property, plant and equipment                  3,014     38,629       7,857
Proceeds from sale of securities               18,424      1,214
NET CASH USED IN INVESTING ACTIVITIES        (174,532)   (94,426)   (246,689)

FINANCING ACTIVITIES
Decrease in notes receivable
  from Questar                                  4,000     21,100       8,400
Change in notes payable to Questar             26,500    (97,300)     77,500
Increase in short-term debt                    12,500
Change in cash in escrow                       31,340    (36,727)
Checks written in excess of
 cash balances                                 (1,246)     1,246
Issuance of long-term debt                     61,725    275,000      64,343
Payment of long-term debt                     (80,087)  (195,000)    (14,283)
Other financing                                 2,955
Payment of dividends                          (17,300)   (16,600)    (15,900)
NET CASH PROVIDED FROM (USED IN)
 FINANCING ACTIVITIES                          40,387    (48,281)    120,060
Foreign currency translation
 adjustments                                     (995)       (44)         (4)
Change in cash and cash equivalents             3,980     (1,894)        880
Beginning cash and cash equivalents                        1,894       1,014
ENDING CASH AND CASH EQUIVALENTS            $  3,980     $     -    $  1,894

See notes to consolidated financial statements.
<PAGE 30>

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Market Resources, Inc. and subsidiaries (the "Company" or "QMR" or "Market Resources"). The Company is a wholly-owned subsidiary of Questar Corporation ("Questar"). QMR, through its subsidiaries, conducts gas and oil exploration, development and production, gas gathering and processing, and wholesale energy marketing. Questar Exploration and Production ("Questar E & P"), conducts exploration, development and production
activities.   Wexpro Company  ("Wexpro") operates and develops
producing properties on behalf of Questar Gas. Questar Gas Management conducts gas gathering and plant processing activities. Questar Energy Trading performs wholesale energy marketing activities and through a 75% interest in Clear Creek Storage Company, LLC, operates a gas-storage field. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates: QMR uses the equity method to account for investment in affiliates in which it does not have control. The Company owns a 15% interest in Canyon Creek Compression Co., a 50% interest in Blacks Fork Gas Processing Co. and a 15% interest in Roden Participants, Ltd. Generally, its investment in these affiliates equals the underlying equity in net assets.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period
that services are provided or products are delivered. The Company uses the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property. The Company's net gas imbalances at December 31, 2000, 1999 and 1998 were not significant.

Wexpro Settlement Agreement - Oil Income Sharing: Wexpro settlement agreement-oil income sharing represents payments made to Questar Gas for its share of the income from oil and NGL products associated with cost of service oil properties pursuant to the terms of the Wexpro settlement agreement (Note 8).

Regulation of Underground Storage: Clear Creek Storage Company, LLC operates an underground gas storage facility that is regulated by the Federal Energy Regulatory Commission (FERC). The FERC establishes rates for the storage of natural gas, and regulates the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

Cash and Cash Equivalents: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through our commercial bank accounts that result in available funds the next business day.

Notes Receivable from Questar: Notes receivable from Questar represent interest bearing demand notes for cash loaned to Questar until needed in the Company's operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company uses the full-cost accounting method for a majority of its gas and oil exploration and development activities. However, as ordered by the PSCU, the successful efforts method of accounting is utilized with respect to costs associated with certain "cost of service" oil
<PAGE 31>

and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost of service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see Note 8). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost of service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Full cost accounting

Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including certain directly related internal employee costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, and costs related to such activities. The internal costs capitalized are directly attributable to acquisition, exploration, and development activities and do not include costs related to production, general corporate overhead or similar activities. Exclusive of field-level costs, the Company capitalized $3.6 million, $3.0 million and $2.6 million of internal costs in 2000, 1999 and 1998, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The Company limits, on a country-by-country cost-center basis, the capitalized costs of oil and gas properties, net of accumulated amortization and related deferred taxes, to the full-cost ceiling. The full-cost ceiling comprises the present value of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not being amortized, all adjusted for the effect of related income taxes. The present value calculation is based upon current economic and operating conditions and estimated future development expenditures, discounted at 10%. If capitalized costs exceed the full-cost ceiling, the excess is expensed. In 1998, the Company recorded a $31 million write-down of oil and gas properties pursuant to the ceiling limitation required by the full-cost accounting method.

Capitalized costs are amortized, on a country-by-country cost-center basis, by an energy equivalent unit-of-production method based upon production and estimates of proved gas and oil reserves. The Company presently has two cost centers: the United States and Canada. Amortizable costs include developmental drilling in progress as well as estimates of future development costs of proved reserves, but exclude the costs of certain unproved gas and oil properties until the properties are evaluated. The estimated costs of future site restoration, dismantlement, and abandonment of producing properties are expected to be offset by the estimated salvage value of the lease and well equipment.

The aggregate costs of unproved properties not being amortized are assessed at least annually for possible impairments or reduction in value. Significant properties are assessed individually. If a reduction in value has occurred, costs being amortized are increased. Of the $76.2 million of net unproved property costs at December 31, 2000, excluded from the amortizable base, $22.9 million, $10.4 million, and $20.5 million were incurred in 2000, 1999 and 1998, respectively. Based on anticipated future exploration and development activities, the Company expects the majority of the costs of unproved properties currently excluded to be evaluated and included in the amortization calculation within the next five years.

Successful efforts accounting

The Company uses the successful efforts method of accounting for costs associated with the development of cost-of-service oil and gas properties. The cost to drill and equip development wells, successful or unsuccessful, and construct related facilities are capitalized. Geological and geophysical costs are expensed as incurred.

Capitalized costs are amortized on an individual field basis using the unit-of-production method based upon proved developed oil and gas reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for
<PAGE 32>

producing properties are accrued as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate.

Gathering, processing and marketing

The investments in gathering facilities, processing plants and other general support property, plant and equipment are generally depreciated using the straight-line method based upon estimated useful lives ranging from 3 to 20 years.

SFAS 121

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in evaluating impairment of the Company's cost of service oil and gas properties (accounted for under the successful efforts method) and its gathering, processing and other property, plant and equipment.

Depreciation and amortization

                                            2000        1999        1998
                                                  (In Thousands)
Depreciation and amortization expense
 Full-cost oil and
   gas properties                          $64,619     $61,057     $55,015
 Cost-of-service oil
   and gas properties                       13,922      12,665      11,379
 Gathering, processing
   and marketing                             5,934       4,886       4,983
                                           $84,475     $78,608     $71,377

Average depreciation and amortization rates per Mcf equivalent for the 12 months ended December 31, were as follows:

Full-cost amortization rate
U.S.                                        $ 0.78      $ 0.81      $ 0.83
Canada (in U.S. dollars)                      0.85        0.65        1.04
Combined U.S. and Canada                      0.79        0.80        0.85
Cost-of-service oil and gas
  properties                                $ 0.44      $ 0.42      $ 0.39

Capitalized Interest and Allowance for Funds Used During
Construction: The Company capitalizes interest costs, when applicable, related to gathering, processing, and marketing activities during the construction period of plant and equipment. Interest costs related to full cost oil and gas activities are expensed in the period incurred. Gross debt expense aggregated $22,922,000, $17,363,000, and $13,249,000, in 2000, 1999 and 1998, respectively. Debt expense was reduced by $618,000 of capitalized interest in 1998. Under provisions of the Wexpro settlement agreement, the Company capitalizes an allowance for funds used during construction (AFUDC) on cost-of-service construction projects. The FERC requires the capitalization of AFUDC during the construction period of plant and equipment. AFUDC amounted to $2,163,000, $357,000, and $745,000, in 2000, 1999, and 1998, respectively, and is included in Interest and Other Income in the Consolidated
Statements of Income.

Foreign Currency Translation: The Company conducts gas and oil exploration and production in western Canada. The local currency is the functional currency of the Company's foreign operations. Translation from the functional currency to U. S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts are translated using an average exchange rate for the period. Adjustments resulting from such translations are reported as a separate component of other comprehensive income in shareholder's equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

Market Risks: The Company's primary market-risk exposures arise from commodity price changes for natural gas and oil, changes in long-term interest rates, and foreign currency exchange rates.
<PAGE 33>

Hedging Policy: The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. A primary objective of these hedging transactions is to protect the Company's commodity sales from adverse changes in energy prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Company's revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy Price Risk Management: Market Resources enters into swaps, futures contracts or options agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities. It is expected that there is a high degree of correlation between the changes in market value of such contracts and the market price ultimately received on the hedged physical transactions. The timing of production and of the hedge contracts is closely matched. Hedge prices are established in the areas of Market Resources' production operations. The Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Contracts which do not have high correlation with the related physical transactions are marked-to-market and recognized in the current period income.

Interest Rate Risk Management: The Company borrows funds under variable interest rate arrangements. Variable-rate agreements expose the Company to market risk related to changes in interest rates.

Credit Risk: The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Mid-continent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from non-performance are unlikely to occur.

Income Taxes: The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return.

Comprehensive Income: Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Statements of Shareholder's Equity. Other comprehensive income transactions that currently apply to QMR result from changes in market value of securities available for sale and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the securities available for sale are sold. The balance in accumulated foreign currency translation adjustments amounted to a negative $1,521,000 and a negative $375,000, at December 31, 2000 and 1999, respectively. The balance of an unrealized loss on securities available for sale was $2,515,000 at December 31, 1999. Income is realized when the securities available for sale are sold. Proceeds from sales of available for sale securities were $18.4 million and $1.2 million for the year ended December 31, 2000 and 1999, respectively. Income tax expenses associated with realized gains from selling securities available for sale were $1.5 million in 2000 and $.1 million in 1999. Beginning in 2001, other comprehensive income will include mark-to-market adjustments of the Company's qualified energy derivatives.
<PAGE 34>

The balances of cumulative other comprehensive losses for the 12 months ended December 31, were as follows:

                                            2000         1999
                                             (In Thousands)

Unrealized loss on securities                          ($2,515)
Foreign currency translation
  adjustment                               ($1,521)       (375)
Cumulative other comprehensive
  income                                   ($1,521)    ($2,890)

New Accounting Standard: The Company is required to adopt the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" beginning in January 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholders' equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company expects to record a liability for derivative instruments of approximately $121 million. The offset to this amount, net of income taxes, will be recorded as a loss in other comprehensive income in the shareholders' equity section of the balance sheet. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

Acquisitions: On January 26, 2000, a subsidiary of QMR acquired 100% of the outstanding shares of Canor Energy Ltd from NI Canada ULC, a subsidiary of Northwest Natural Gas Co. for cash of $61 million (US) plus the assumption of $5.4
million of short-term debt.   The transaction was accounted for
as a purchase. Canor owns an interest in more than 800 wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves at the time of purchase were estimated at 61.1 billion cubic feet equivalent.

Reclassifications: Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

Note 2 - Debt

QMR has a $300 million revolving credit facility agented by Bank of America. Borrowing under this agreement amounted to $244.4 million and $264.9 million at December 31, 2000 and
1999, respectively.   The average interest rate as of December
31, was 7.01% in 2000 and 6.54% in 1999. The loan is segmented into United States and Canadian portions. The United States portion of the loan is a 5-year facility with $230 million available. The Canadian portion amounts to $70 million and is a 6-year facility. The interest rate is generally equal to LIBOR plus a premium. QMR's revolving credit facility contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. Under the most restrictive terms of the revolving credit facility, Market Resources could pay a dividend of $84.2 million.
<PAGE 35>

Maturities of long-term debt for the five years following
December 31, 2000, in thousands of dollars were as follows:

                    2001     $        -
                    2002          2,719
                    2003         12,719
                    2004        182,719
                    2005          2,719

Questar makes loans to QMR under a short-term borrowing arrangement. Short-term notes payable to Questar outstanding as of December 31, 2000 amounted to $51 million with an interest rate of 6.91% and $24.5 million as of December 31, 1999 with an interest rate of 6.61%.

On March 6, 2001, Market Resources issued in a public offering
$150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt.

Cash paid for interest was $23,414,000 in 2000, $16,964,000 in
1999 and $13,229,000 in 1998.

Note 3 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                  December 31, 2000       December 31, 1999
                                Carrying   Estimated    Carrying   Estimated
                                Value     Fair Value    Value     Fair Value
                                                (In Thousands)
Financial assets
  Cash and cash equivalents      $3,980      $3,980
  Notes receivable from
    Questar                                              $4,000      $4,000
Financial liabilities
    Short-term loans             63,500      63,500      25,746      25,746
    Long-term debt              244,377     244,377     264,894     264,894
Gas and oil price hedging
  contracts                        -        (98,000)       -         (6,200)

The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents, notes receivable and short-term loans - the carrying amount approximates fair value; (2) Long-term debt - the carrying amount of variable-rate debt approximates fair value; (3) Gas and oil price hedging contracts - the fair value of contracts is based on market prices as posted on the NYMEX from the last trading day of the year.

The average price of the oil contracts at December 31, 2000, was $18.30 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to Company-owned production where basis adjustments would result in a net to the well price of $17.20 per barrel. The average price of the gas contracts at December 31, 2000 was $3.87 per MMBtu representing the average of contracts with different terms including fixed, various "into the pipe" postings and NYMEX references. Gas-hedging contracts were in place for Market Resources-owned production and gas-marketing transactions. Transportation and heat-value adjustments on the hedges of Company-owned gas as of December 31, 2000, would result in a price between $2.90 and $3.15 per Mcf, net back to the well.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of gas and oil price-hedging activities, the fair value calculation does not consider the the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production).
<PAGE 36>

Energy-Price Risk Management

Market Resources held hedge contracts covering the price exposure for about 50.5 million dth of gas and 1 million barrels of oil at December 31, 2000. A year earlier the contracts covered 72.1 million dth of natural gas and 2.4 million barrels of oil. The hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2000, had terms extending through December 2003, with about 91% of those contracts expiring by the end of 2001. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Credit Risk.

The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Mid-continent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from non-performance are unlikely to occur.

Interest-Rate Risk Management

The Company held floating-rate long-term debt at December 31, 2000 and 1999. The book value of variable-rate debt approximates fair value.

Foreign Currency Risk Management

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation amounting to $54.4 million (U.S.) is expected to be repaid from future operations of the foreign company.

Note 4 - Income Taxes

The components of income taxes for years ended December 31 were as follows:
                                  2000         1999         1998
                                         (In Thousands)
Federal
    Current                      $13,678     $11,411      $4,263
    Deferred                      22,330       4,826         (86)
State
    Current                        1,129       1,568         228
    Deferred                       2,015         620       1,007
Foreign                            6,394         159      (6,431)
                                 $45,546     $18,584     ($1,019)

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to
income from continuing operations before income taxes is
explained as follows:
                                             2000         1999        1998
                                                    (In Thousands)
Income from continuing operations
    before income taxes                    $130,588     $64,450     $15,706

Federal income taxes at
  statutory rate                            $45,706     $22,558      $5,497
State income taxes, net of federal
    income tax benefit                        2,043       1,422         803

Nonconventional fuel credits                 (4,655)     (5,282)     (5,736)
Foreign income taxes                          2,474          48      (1,771)
Other                                           (22)       (162)        188
    Income taxes                            $45,546     $18,584     ($1,019)

Effective income tax rate                      34.9%       28.8%        -

Significant components of the Company's deferred income taxes at December 31 were as follows:

                                               2000         1999
                                                 (In Thousands)
Deferred tax liabilities
  Property, plant and equipment              $106,472     $74,333
  Other                                           624         509
    Total deferred tax liabilities            107,096      74,842

Deferred tax assets
   Alternative minimum tax and
       nonconventional fuel credit
       carryforwards                                        2,468
   Reserves, compensation plans
        and other                              10,637      12,438
                                               10,637      14,906
    Net deferred income taxes                 $96,459     $59,936

The Company paid $25,586,000 in 2000 and $7,183,000 in 1999 for income taxes. In 1998, Market Resources received $1,856,000 in settlement of income taxes.

Note 5 - Litigation and Commitments

On January 4, 2001, a district court judge in Texas County, Oklahoma, approved the settlement agreement reached by the Questar defendants and Union Pacific Resources Company, predecessor in interest to Questar Exploration & Production (QE&P), as defendants in the case of Bridenstine v. Kaiser-Francis Oil Company. Under the terms of the settlement, the Company and Union Pacific Resources paid a total of $22.5 million ($16.5 million by the Company) to resolve all of the issues in the litigation. The Questar defendants disputed plaintiffs' claims, but settled the lawsuit to avoid the uncertainty of a jury verdict. Payment of the settlement funds did not have a material adverse effect on the Company's results of operations, financial position, or liquidity.
<PAGE 38>

There are various other legal proceedings against Market Resources. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Questar Energy Trading has contracted for firm-transportation services with various pipelines to transport 76.2 Mdth per day of gas. The contracts extends for six years and have an annual cost of approximately $3 million. Due to market conditions and competition, it is possible that Questar Energy Trading may be unable to sell enough gas to fully utilize the contracted capacity. Questar Energy Trading has reserved firm-storage capacity of 1,065 Mdth per day with Questar Pipeline through 2008 with an annual cost of $627,000.

The minimum future payments under the terms of long-term operating leases for the Company's primary office locations for the four years following December 31, 2000, are as follows:

                            (In Thousands)

               2001             $1,885
               2002              1,445
               2003                522
               2004                 44

Total minimum future rental payments have not been reduced for sublease rental receipts of $187,000, and $24,000, which are expected to be received in the years ended December 31, 2001, and 2002, respectively. Total rental expense amounted to $2,087,000 in 2000, $1,804,000 in 1999 and $1,397,000 in 1998.
Sublease rental receipts were $118,000 in 2000 and $94,000 in 1999.

Note 6 - Employment Benefits

Pension Plan: Substantially all of QMR's employees are covered by Questar's defined benefit pension plan, although some employees have elected other benefits in place of a pension benefit. Benefits are generally based on age at retirement, years of service and highest earnings in a consecutive 72-pay period interval during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $385,000 in 2000, $887,000 in 1999 and $761,000 in 1998.

Market Resources' portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the Company's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan. At December 31, 2000, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions: Market Resources pays a portion of health-care costs and life insurance costs for employees. The Company linked the health-care benefits to years of service and limited the Company's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for postretirement medical benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, and corporate and U.S. government debt obligations. The Company is amortizing a transition obligation over a 20-year period beginning in 1992. Costs of postretirement benefits other than pensions were $1,654,000 in 2000, $1,158,000 in 1999 and $1,018,000 in 1998.

Market Resources' portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the Company's obligations.
<PAGE 39>

Postemployment Benefits: Market Resources recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues the present value both of current and future costs. The Company's postemployment benefit liability at December 31, 2000 and 1999 was $555,000 and $381,000, respectively based on a discount rate of 7.75%.

Employee Investment Plan: The Company participates in Questar's Employee Investment Plan (EIP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction of pretax earnings. The Company pays for contributions of Questar common stock to the EIP of approximately 80% of the employees' purchases of the maximum of 6% of eligible earnings and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense and contribution to the plan was $1,125,000 in 2000, $895,000 in 1999 and $811,000 in 1998.

Note 7 - Related Party Transactions

QMR receives a significant portion of its revenues from services provided to Questar Gas Company. The Company received $92,455,000 in 2000, $79,324,000 in 1999 and $75,171,000 in
1998 for operating cost-of-service gas properties, gathering gas and supplying a portion of gas for resale, among other services provided to Questar Gas. Operation of cost-of-service gas properties is described in Wexpro Settlement Agreement (Note 8). The Company also received revenues from other affiliated companies totaling $397,000 in 2000, $384,000 in 1999 and $310,000 in 1998.

Questar performs certain administrative functions for QMR. The Company was charged for its allocated portion of these services which totaled $6,626,000 in 2000, $4,469,000 in 1999 and
$3,970,000 in 1998. These costs are included in operating and maintenance expenses and are allocated based on each affiliate's proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

QMR's subsidiaries contracted for transportation and storage services with Questar Pipeline and paid $2,146,000 in 2000, $3,378,000 in 1999 and $3,968,000 in 1998 for those services.

Questar InfoComm Inc is an affiliated company that provides some data processing and communication services to Market
Resources.  The Company paid Questar InfoComm $1,904,000 in
2000, $2,276,000 in 1999 and $2,273,000 in 1998.

QMR has a 5-year lease with Questar for space in an office building located in Salt Lake City, Utah and owned by a third party. The third party has a lease arrangement with Questar Corp, which in turn sublets office space to affiliated companies. The annual lease payment, which began October of 1997, is $863,000.

The Company received interest income from affiliated companies of $355,000 in 2000, $681,000 in 1999 and $1,908,000 in 1998.
Market Resources incurred debt expense to affiliated companies of $2,520,000 in 2000, $3,350,000 in 1999 and $3,331,000 in
1998.

Note 8 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating
<PAGE 40>

expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.64%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.64%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.64%.

e. Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.64%.

Note 9 - Business Segment Information

QMR is a sub-holding company that has three primary business segments: exploration and production, the management and
development of cost of service properties, and gathering,
processing and marketing. QMR's reportable segments are
strategic business units with similar operations and management objectives.  The reportable segments are managed separately
because each segment requires different  operational assets, technology and management strategies.
                                                 Year Ended December 31,
                                             2000         1999        1998
                                                     (In Thousands)
Revenues from Unaffiliated Customers
  Exploration and production               $245,728    $162,475    $135,509
  Cost of service                            15,179       8,844      10,025
  Gathering, processing and marketing       388,293     247,284     237,257
                                           $649,200    $418,603    $382,791

Revenues from Affiliated Companies
  Exploration and production               $     18    $      -    $      -
  Cost of service                            73,721      62,335      58,581
  Gathering, processing and marketing        19,114      17,373      16,900
                                           $ 92,853    $ 79,708    $ 75,481

Depreciation and Amortization Expense
  Exploration and production               $ 64,619    $ 61,057    $ 55,015
  Cost of service                            13,922      12,665      11,379
  Gathering, processing and marketing         5,934       4,886       4,983
                                           $ 84,475    $ 78,608    $ 71,377
<PAGE 41>
Operating Income (Loss)
  Exploration and production               $ 89,862    $ 37,406    $ (6,063)
  Cost of service                            38,502      32,948      28,218
  Gathering, processing and marketing        11,739       6,424       3,474
                                           $140,103    $ 76,778    $ 25,629

Interest and Other Income
  Exploration and production               $  2,606    $  2,209    $  2,256
  Cost of service                               472         534         971
  Gathering, processing and marketing         7,553       1,529         411
                                           $ 10,631    $  4,272    $  3,638

Debt Expense
  Exploration and production               $ 17,976    $ 14,770    $ 11,552
  Cost of service                               721         582         149
  Gathering, processing and marketing         4,225       2,011         930
                                           $ 22,922    $ 17,363    $ 12,631

Income Taxes
  Exploration and production              $  25,411    $  4,037    $(12,102)
  Cost of service                            13,873      12,020      10,387
  Gathering, processing and marketing         6,262       2,527         696
                                          $  45,546    $ 18,584    $ (1,019)

Income (Loss) From Continuing Operations
  Exploration and production              $  49,371    $ 20,808    $ (3,257)
  Cost of service                            24,380      20,880      18,653
  Gathering, processing and marketing        11,291       4,178       1,329
                                          $  85,042    $ 45,866    $ 16,725

Fixed Assets - Net
  Exploration and production              $ 569,784    $482,043    $496,884
  Cost of service                           155,374     137,584     129,573
  Gathering, processing and marketing        79,096      71,354      69,055
                                          $ 804,254    $690,981    $695,512

Capital Expenditures
  Exploration and production              $ 149,098    $ 81,863    $219,608
  Cost of service                            32,048      21,076      26,653
  Gathering, processing and marketing        14,824      31,330       8,285
                                          $ 195,970    $134,269    $254,546

GEOGRAPHIC INFORMATION
 Revenues
  United States                           $ 703,981    $485,995    $447,798
  Canada                                     38,072      12,316      10,474
                                          $ 742,053    $498,311    $458,272
<PAGE 42>

 Fixed Assets - Net
  United States                           $ 698,959    $ 654,961   $662,260
  Canada                                    105,295       36,020     33,252
                                          $ 804,254    $ 690,981   $695,512

Note 10 - Supplemental Oil and Gas Information (Unaudited)

The Company uses the full-cost accounting method for the majority of its oil and gas exploration and development activities. However, as ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost-of-service oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 8).

Oil and Gas Exploration and Development Activities: The following information is provided with respect to Questar's oil and gas exploration and development activities, located in the United States and Canada.

Capitalized Costs

The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation and amortization follow:

As of December 31,                      United      Canada      Total
                                        States
                                                (In Thousands)
2000
  Proved properties                    $962,942    $119,067  $1,082,009
  Unproved properties                    48,429      27,787      76,216
  Support equipment and
    facilities                           12,002       1,177      13,179
                                      1,023,373     148,031   1,171,404
  Accumulated depreciation
    and amortization                    558,884      42,736     601,620
                                       $464,489    $105,295    $569,784

1999
  Proved properties                    $885,333     $58,016    $943,349
  Unproved properties                    58,248      11,529      69,777
  Support equipment and
    facilities                           12,418         990      13,408
                                        955,999      70,535   1,026,534
  Accumulated depreciation
    and amortization                    509,976      34,515     544,491
                                       $446,023     $36,020    $482,043

1998
  Proved properties                    $869,514     $48,723    $918,237
  Unproved properties                    49,724      12,763      62,487
  Support equipment and
    facilities                           13,949         929      14,878
                                        933,187      62,415     995,602
  Accumulated depreciation
    and amortization                    469,555      29,163     498,718
                                       $463,632     $33,252    $496,884
<PAGE 43>

Unproved Properties Excluded from Full-Cost Amortization

Unproved properties are excluded from full-cost amortization until evaluated.  A summary of costs excluded from amortization at December 31, 2000, and the period in which these costs were incurred are listed below by cost center:
                                       Year Costs Incurred
                                                                     1997 and
                      Total        2000        1999        1998        Prior
                                         (In Thousands)

United States
  Acquisition       $35,387      $2,932      $7,266     $17,689       $7,500
  Exploration        13,042       2,340       2,967       1,868        5,867
                     48,429       5,272      10,233      19,557       13,367

Canada
  Acquisition        23,786      14,903          71         534        8,278
  Exploration         4,002       2,703         125         382          792
                     27,788      17,606         196         916        9,070
Total U. S.
    and Canada      $76,217     $22,878     $10,429     $20,473      $22,437

Costs Incurred

The following costs were incurred in oil and gas exploration and development activities:

Year Ended December 31,                  United      Canada      Total
                                         States
                                                 (In Thousands)

2000
Property acquisition
Unproved                                 $3,082     $14,885     $17,967
Proved                                    1,202      31,900      33,102
Exploration                               5,412       3,078       8,490
Development                              65,709      30,470      96,179
                                        $75,405     $80,333    $155,738

1999
Property acquisition
Unproved                                $12,547        $351     $12,898
Proved                                    3,746          18       3,764
Exploration                               7,467         501       7,968
Development                              53,488       3,745      57,233
                                        $77,248      $4,615     $81,863

1998
Property acquisition
Unproved                                $29,367        $145     $29,512
Proved                                  126,723       3,144     129,867
Exploration                              10,055       1,222      11,277
Development                              43,090       5,363      48,453
                                       $209,235      $9,874    $219,109
<PAGE 44>
Results of Operations

Following are the results of operations of Market Resources' oil and gas exploration and development activities, before corporate overhead and interest expenses. The Company recorded write-downs of its full-cost oil and gas properties in accordance with the limitation of its full-cost ceiling in 1998.

                                            United
                                            States      Canada      Total
Year Ended December 31, 2000                       (In Thousands)
Revenues
   From unaffiliated customers             $207,656     $38,072    $245,728
   From affiliates                               18                      18
      Total revenues                        207,674      38,072     245,746

Production expenses                          49,116       9,370      58,486
Depreciation and amortization                54,942       9,677      64,619
Total expenses                              104,058      19,047     123,105

Revenues less expenses                      103,616      19,025     122,641
Income taxes - Note A                        33,890      10,939      44,829
Results of operations before
  corporate overhead and interest
  expenses                                  $69,726      $8,086     $77,812

Year Ended December 31, 1999
Revenues                                   $150,159     $12,316    $162,475

Production expenses                          41,948       3,681      45,629
Depreciation and amortization                57,545       3,512      61,057
Total expenses                               99,493       7,193     106,686

Revenues less expenses                       50,666       5,123      55,789
Income taxes - Note A                        13,616       2,567      16,183
Results of operations before
  corporate overhead and interest
  expenses                                  $37,050      $2,556     $39,606

Year Ended December 31, 1998
Revenues                                   $125,035     $10,474    $135,509

Production expenses                          38,788       3,004      41,792
Depreciation and amortization                49,740       5,275      55,015
Write-down of oil and gas properties         19,000      12,000      31,000
Total expenses                              107,528      20,279     127,807

Revenues less expense                        17,507      (9,805)      7,702
Income taxes - Note A                         1,191      (4,030)     (2,839)
Results of operations before
  corporate overhead and interest
  expenses                                  $16,316     ($5,775)    $10,541


Note A - Income tax expenses has been reduced by nonconventional fuel tax credits of $4,655,000 in 2000, $5,282,000 in 1999 and $5,736,000 in 1998.
<PAGE 45>

Estimated Quantities of Proved Oil and Gas Reserves

Estimates of the reserves located in the United States were made by Ryder Scott Company, H. J. Gruy and Associates, Inc., Netherland, Sewell & Associates, and Malkewicz Hueni Associates, Inc., independent reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung
Associates Ltd. and Sproule Associates Ltd.   Reserve estimates
are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All oil and gas reserves reported were located in the United States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.



                       United   Nat. Gas           United    Oil
                       States    Canada    Total   States   Canada    Total
                                (MMcf)                      (MBbl)
Proved Reserves
Balance at January
   1, 1998            357,529    21,134   378,663   12,664   2,435    15,099
Revisions of
   estimates              378    (3,568)   (3,190)  (3,165)    238    (2,927)
Extensions and
  discoveries          28,598     1,984    30,582      442     261       703
Purchase of reserves
  in place            129,207     5,110   134,317    3,720      71     3,791
Sale of reserves
  in place               (440)               (440)     (76)              (76)
Production            (48,584)   (2,725)  (51,309)  (1,936)   (404)   (2,340)

Balance at December
  31, 1998            466,688    21,935   488,623   11,649   2,601    14,250
Revisions of
  estimates             4,155      (106)    4,049    4,031     372     4,403
Extensions and
  discoveries          77,737     1,720    79,457      794     257     1,051
Purchase of reserves
  in place             17,020              17,020      130               130
Sale of reserves
  in place            (11,984)            (11,984)  (3,665)           (3,665)
Production            (59,839)   (2,873)  (62,712)  (1,876)   (435)   (2,311)

Balance at December
  31, 1999            493,777    20,676   514,453   11,063   2,795    13,858
Revisions of
  estimates            25,662    (7,890)   17,772      221     (64)      157
Extensions and
  discoveries         123,155     2,511   125,666    1,532     208     1,740
Purchase of reserves
  in place                846    52,000    52,846        1   1,520     1,521
Sale of reserves
  in place             (1,885)             (1,885      (17)              (17)
Production            (61,722)   (7,241   (68,963)  (1,484)   (741)   (2,225)

Balance at December
  31, 2000            579,833    60,056   639,889    11,316  3,718    15,034


Proved-Developed Reserves

Balance at January
   1, 1998            300,550    16,670   317,220    10,769  1,851   12,620
Balance at December
   31, 1998           411,826    17,835   429,661    10,443  2,281   12,724
Balance at December
   31, 1999           412,008    17,076   429,084     9,897  2,565   12,462
Balance at December
   31, 2000           434,122    55,623   489,745     9,696  3,077   12,773

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves

Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.
<PAGE 46>

The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise.

Year Ended December 31,                   United
                                          States     Canada      Total
                                                 (In Thousands)
2000
Future cash inflows                    $5,412,945   $568,771    $5,981,716
Future production costs                  (955,827)   (73,583)   (1,029,410)
Future development costs                 (107,355)    (2,900)     (110,255)
Future income tax expenses             (1,493,301)  (225,234)   (1,718,535)
  Future net cash flows                 2,856,462    267,054     3,123,516

10% annual discount to reflect
  timing of net cash flows             (1,314,258)  (117,637)   (1,431,895)
Standardized measure of discounted
  future net cash flows                $1,542,204   $149,417    $1,691,621

1999
Future cash inflows                    $1,332,761   $108,990    $1,441,751
Future production costs                  (398,591)   (28,280)     (426,871)
Future development costs                  (61,034)    (3,146)      (64,180)
Future income tax expenses               (183,767)   (11,656)     (195,423)
  Future net cash flows                   689,369     65,908       755,277
10% annual discount to reflect
  timing of net cash flows               (283,055)   (23,193)     (306,248)
Standardized measure of discounted
  future net cash flows                  $406,314    $42,715      $449,029

1998
Future cash inflows                      $982,404    $66,885    $1,049,289
Future production costs                  (320,355)   (22,088)     (342,443)
Future development costs                  (45,138)      (696)      (45,834)
Future income tax expenses                (74,738)                 (74,738)
  Future net cash flows                   542,173     44,101       586,274
10% annual discount to reflect
  timing of net cash flows               (216,907)   (14,809)     (231,716)
Standardized measure of discounted
  future net cash flows                  $325,26     $29,292      $354,558
<PAGE 47>

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                               Year Ended December 31,
                                            2000        1999        1998
                                                   (In Thousands)

Beginning balance                        $449,029    $354,558    $301,162
    Sales of oil and gas
     produced, net of production
     costs                               (187,260)   (116,846)    (93,717)
    Net changes in prices and
      production costs                  1,636,707     170,012     (53,626)
    Extensions and discoveries,
      less related costs                  492,398      79,511      24,120
    Revisions of quantity estimates        70,155      28,665     (14,399)
    Purchase of reserves in place          33,102       3,764     129,867
    Sale of reserves in place              (1,867)    (33,043)       (540)
    Accretion of discount                  44,903      35,456      30,116
    Net change in income taxes           (804,799)    (66,293)     11,550
    Change in production rate             (50,077)     (8,859)      6,728
    Other                                   9,330       2,104      13,297
    Net change                          1,242,592      94,471      53,396
Ending balance                         $1,691,621    $449,029    $354,558

Cost-of-Service Activities

The following information is provided with respect to cost-of-service oil and gas properties managed and developed by Wexpro and regulated by the Wexpro settlement agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro settlement agreement.

Capitalized Costs

Capitalized costs for cost-of-service oil and gas properties net of the related accumulated depreciation and amortization were as follows:
                                                 December 31,
                                         2000        1999        1998
                                                (In Thousands)

Proved properties                     $348,403    $318,451    $297,809
Accumulated depreciation
  and amortization                     193,029     180,867     168,236
                                      $155,374    $137,584    $129,573

Costs Incurred

Costs incurred by Wexpro for cost-of-service oil and gas producing activities were $32,066,000 in 2000, $21,273,000 in 1999 and $26,956,000 in 1998.
<PAGE 48>

Results of Operations

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                            Year Ended December 31,
                                        2000        1999        1998
                                               (In Thousands)
Revenues
From unaffiliated companies           $15,179      $8,844     $10,025
From affiliates - Note A               73,721      62,335      58,581
    Total revenues                     88,900      71,179      68,606

Production expenses                    27,861      18,548      22,439
Depreciation and amortization          13,922      12,665      11,379
    Total expenses                     41,783      31,213      33,818

Revenues less expenses                 47,117      39,966      34,788
Income taxes                           16,923      14,602      12,441
    Results of operations
    before corporate overhead
    and interest expenses             $30,194     $25,364     $22,347

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

Estimated Quantities of Proved Oil and Gas Reserves

The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved-undeveloped reserves that may exist.
                                            Natural Gas     Oil
                                              (MMcf)      (MBbl)
Proved Developed Reserves
Balance at January 1, 1998                   337,179       3,049
  Revisions of estimates                      15,017         (46)
  Extensions and discoveries                  25,077         333
  Production                                 (37,138)       (613)
Balance at December 31, 1999                 340,135       2,723
  Revisions of estimates                       5,699         976
  Extensions and discoveries                  46,739         213
  Production                                 (38,890)       (623)
Balance at December 31, 1999                 353,683       3,289
  Revisions of estimates                      16,523         504
  Extensions and discoveries                  50,351         234
  Production                                 (41,546)       (579)
Balance at December 31, 2000                 379,011       3,448
<PAGE 49>

             GLOSSARY OF COMMONLY USED OIL AND GAS TERMS

"Bbl" means barrel.  One barrel is the equivalent of 42 standard
U.S. gallons.

"Bcf" means billion cubic feet, a common unit of measurement of natural gas.

"Bcfe" means billion cubic feet of natural gas equivalents. Oil volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil to six thousand cubic feet of natural gas.

"Btu" means British thermal unit, measured as the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

"Completion" means the completion of the processes necessary before production of oil or natural gas occurs (e.g., perforating the casing; installing permanent equipment in the well; or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

"Development well" means a well drilled into a known producing formation in a previously discovered field.

"Dry hole" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"Dth" means decatherms or ten therms. One decatherm equals one million Btu.

"Exploratory well" means a well drilled into a previously untested geologic structure to determine the presence of oil or gas.

"Gross" natural gas and oil wells or "gross" acres equals the number of wells or acres in which we have an interest.

"MBbls" means thousand barrels.

"Mcf" means thousand cubic feet.

"Mcfe" means thousand cubic feet of natural gas equivalents.

"MDths" means thousand decatherms.

"MMBbls" means million barrels.

"MMBtu" means million British thermal units.

"MMcf" means million cubic feet.

"MMDth" means million decatherms.

<PAGE 50>

"Net" gas and oil wells or "net" acres are determined by multiplying gross wells or acres by our working interest in those wells or acres.

"NGL" means natural gas liquids.

"Proved reserves" means those quantities of natural gas and crude oil, condensate, and natural gas liquids on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. "Proved developed reserves" include proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" include only those reserves expected to be recovered from existing completion intervals in existing wells. "Proved undeveloped reserves" include those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

"Reservoir" means a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

"Working interest" means an interest that gives the owner the right to drill, produce, and conduct operating activities on a property and receive a share of any production.
<PAGE 51>

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                QUESTAR MARKET RESOURCES, INC.
                   (Registrant)


                By  /s/ G. L. Nordloh
                        G. L. Nordloh
                        President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /s/ G. L. Nordloh            President & Chief Executive Officer;
G. L. Nordloh                 Director (Principal Executive Officer)


 /s/ S. E. Parks              Vice President, Treasurer and Chief
S. E. Parks                   Financial Officer (Principal
                              Financial Officer)


 /s/B. Kurtis Watts           Manager, Accounting
B. Kurtis Watts               (Principal Accounting Officer)

*R. D. Cash                   Chairman of the Board; Director
*Teresa Beck                  Director
*Patrick J. Early             Director
*William N. Jones             Director
*G. L. Nordloh                Director
*Keith O. Rattie              Director



March 29, 2001                *By  /s/ G. L. Nordloh
    Date                               G. L. Nordloh, Attorney in Fact

<PAGE 52>
                            EXHIBIT INDEX

Exhibit
Number   Description

 3.1.*   Articles of Incorporation dated April 27, 1988 for Utah
         Entrada Industries, Inc.  (Exhibit No. 3.1. to the
         Company's Form 10 dated April 12, 2000.)

 3.2.*   Articles of Merger, dated May 20, 1988, of
         Entrada Industries, Inc., a Delaware
         corporation and Utah Entrada Industries, Inc, a Utah corporation. (Exhibit No. 3.2. to the Company's Form 10 dated April 12, 2000.)

 3.3.* Articles of Amendment dated August 31, 1998, changing the name of Entrada Industries, Inc.
         to Questar Market Resources, Inc.  (Exhibit
         No. 3.3. to the Company's Form 10 dated April
         12, 2000.)

 3.4.*   Bylaws (as amended effective February 8,
         2000.)  (Exhibit No. 3.4. to the Company's
         Form 10 dated April 12, 2000.)

 4.1.* Indenture dated as of March 1, 2001, between the Questar Market Resources, Inc. and Bank One, NA, as Trustee for the Company's 71/2% Notes due 2011. (Exhibit No. 4.01. to the Company's Current Report on Form 8-K dated March 6, 2001.)

 4.2.*   Form of 71/2% Notes due 2011.  (Exhibit No. 4.02. to the
         Company's Current Report on Form 8-K dated March 6, 2001.)

 4.3. U.S. Credit Agreement, dated April 19, 1999, by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S.
         agent, and certain financial institutions, as lenders, with the First Amendment dated May
         17, 1999,  the Second Amendment dated July 30,
         1999, the Third Amendment dated November 30,
         1999, the Fourth Amendment dated April 17,
         2000, the Fifth Amendment dated October 6,
         2000, and the Sixth Amendment dated February
         9, 2001.  (Exhibit No. 4.1. to the Company's
         Form 10 dated April 12, 2000, for the U. S.
         Credit Agreement, and the First, Second and
         Third Amendments; Exhibit No. 4.1. to the
         Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments.) The
         Sixth Amendment is filed with this Report.1

 4.4. Long-term debt instruments with principal amounts not exceeding 10 percent of QMR's total consolidated assets are not filed as exhibits. The Company will furnish a copy of these agreements to the Commission upon request.

 10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Questar Gas Company's Form 10-K Annual Report for 1981.)
<PAGE 53>
 21.     Subsidiary Information.

 24.     Power of Attorney
________________________

 *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

      1Exhibit so marked is management contract or compensation plan or arrangement.
<PAGE 54>