Form 10-Q
period 2001-03-31
QUESTAR MARKET RESOURCES INC
filed 2001-05-15
CIK 1108827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                             Commission File No. 0-30321

                           QUESTAR MARKET RESOURCES, INC.
               (Exact name of registrant as specified in its charter)

       STATE OF UTAH                                          87-0287750
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)


P.O. Box 45601, 180 East 100 South, Salt Lake City, Utah            84145-0601
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:          (801) 324- 2600
                                                             ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                  ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding as of April 30, 2001
-----------------------------             --------------------------------
Common Stock, $1.00 par value                       4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                3 Months Ended
                                                                   March 31,
                                                              2001          2000
                                                        -----------------------------
                                                                 (In Thousands)
REVENUES                                                   $ 258,846      $ 141,761

OPERATING EXPENSES
  Cost of natural gas and other
     products sold                                           141,580         63,893
  Operating and maintenance                                   23,684         22,918
  Depreciation and amortization                               19,963         20,977
  Other taxes                                                 16,837          7,314
  Wexpro settlement agreement - oil
     income sharing                                            1,179            984
                                                        -----------------------------

    TOTAL OPERATING EXPENSES                                 203,243        116,086
                                                        -----------------------------

    OPERATING INCOME                                          55,603         25,675

INTEREST AND OTHER INCOME                                      2,578          1,093

MINORITY INTEREST                                                 62

INCOME FROM UNCONSOLIDATED
AFFILIATES                                                        49            999

DEBT EXPENSE                                                  (4,985)        (5,370)
                                                        -----------------------------

INCOME BEFORE INCOME TAXES                                    53,307         22,397

INCOME TAXES                                                  19,373          7,348
                                                        -----------------------------

     NET INCOME                                            $  33,934      $  15,049
                                                        =============================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,     December 31,
                                                                            2001            2000
                                                                        (Unaudited)
                                                                     -------------------------------
                                                                             (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                              $    3,980
  Notes receivable from Questar Corp.                                    $   20,300
  Accounts receivable, net                                                  121,660         148,433
  Qualifying hedging collateral                                               7,338          48,377
  Inventories, at lower of average cost or market -
    Gas and oil storage                                                         345           7,618
    Materials and supplies                                                    3,725           2,298
  Prepaid expenses and other                                                  7,251           4,828
                                                                     -------------------------------
    Total current assets                                                    160,619         215,534
                                                                     -------------------------------

Property, plant and equipment                                             1,645,875       1,657,291
Less accumulated depreciation and amortization                              867,641         853,037
                                                                     -------------------------------
    Net property, plant and equipment                                       778,234         804,254
                                                                     -------------------------------
Investment in unconsolidated affiliates                                      15,255          15,417
Other assets

    Cash held in escrow account                                              26,518           5,387
    Other                                                                     3,119           4,344
                                                                     -------------------------------
                                                                             29,637           9,731
                                                                     -------------------------------

                                                                         $  983,745      $1,044,936
                                                                     ===============================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance                                $ 741
  Short-term loans                                                                         $ 12,500
  Notes payable to Questar Corp.                                             10,500          51,000
  Accounts payable and accrued expenses                                     142,410         164,325
  Hedging liability                                                          52,011
                                                                     -------------------------------
    Total current liabilities                                               205,662         227,825
                                                                     -------------------------------
Long-term debt                                                              229,414         244,377
Other liabilities                                                             8,758          13,847
Deferred income taxes                                                        81,880          96,459
Minority interest                                                             5,325           5,483
Common shareholder's equity
  Common stock                                                                4,309           4,309
  Additional paid-in capital                                                116,027         116,027
  Retained earnings                                                         367,739         338,130
  Other comprehensive loss                                                  (35,369)         (1,521)
                                                                     -------------------------------
    Total common shareholder's equity                                       452,706         456,945
                                                                     -------------------------------

                                                                          $ 983,745     $ 1,044,936
                                                                     ===============================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               3 Months Ended
                                                                                  March 31,
                                                                             2001           2000
                                                                     -------------------------------
                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                             $   33,934      $   15,049
  Depreciation and amortization                                              20,142          21,148
  Deferred income taxes                                                       6,531             357
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                                       162            (924)
  Changes in operating assets
    and liabilities                                                          45,474          (4,494)
                                                                     -------------------------------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                                              106,243          31,136

INVESTING ACTIVITIES
   Capital expenditures                                                     (24,451)        (80,336)
   Proceeds from disposition of property,
     plant and equipment                                                     25,170             305
                                                                     -------------------------------
        NET CASH PROVIDED FROM (USED IN)
          INVESTING ACTIVITIES                                                  719         (80,031)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.                             (20,300)          4,000
  Change in notes payable to Questar Corp.                                  (40,500)         25,200
  Checks outstanding in excess of cash balance                                  741          (1,246)
  Change in short-term loans                                                (12,500)
  Cash in escrow account                                                    (21,131)           (583)
  Long-term debt issued                                                     185,000          33,402
  Long-term debt repaid                                                    (197,569)         (5,000)
  Other                                                                        (159)
  Payment of dividends                                                       (4,325)         (4,325)
                                                                     -------------------------------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                                             (110,743)         51,448
  Foreign currency translation adjustment                                      (199)           (347)
                                                                     -------------------------------
  Change in cash and cash equivalents                                        (3,980)          2,206
  Beginning cash and cash equivalents                                         3,980
                                                                     -------------------------------
  Ending cash and cash equivalents                                       $        -      $    2,206
                                                                     ===============================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the nature of the business, the results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000,

Note 2 - Financing

On March 6, 2001, Market Resources in a public offering issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt.

Note 3 - Operations By Line of Business

                                                              3 Months Ended
                                                                  March 31,
                                                             2001           2000
                                                     -------------------------------
                                                             (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production                              $   78,320     $   49,509
  Cost of service                                              5,066          3,844
  Gathering, processing and marketing                        147,479         66,118
                                                     -------------------------------
                                                          $  230,865     $  119,471
                                                     ===============================

REVENUES FROM AFFILIATED COMPANIES
  Exploration and production                              $        4     $        -
  Cost of service                                             23,375         17,130
  Gathering, processing and marketing                          4,602          5,160
                                                     -------------------------------
                                                          $   27,981     $   22,290
                                                     ===============================

DEPRECIATION AND AMORTIZATION EXPENSE
  Exploration and production                              $   14,824     $   16,076
  Cost of service                                              3,768          3,537
  Gathering, processing and marketing                          1,371          1,364
                                                     -------------------------------
                                                          $   19,963     $   20,977
                                                     ===============================

OPERATING INCOME
  Exploration and production                              $   40,332     $   15,805
  Cost of service                                             10,489          9,031
  Gathering, processing and marketing                          4,782            839
                                                     -------------------------------
                                                          $   55,603     $   25,675
                                                     ===============================

NET INCOME
  Exploration and production                              $   23,688     $    8,396
  Cost of service                                              6,584          5,787
  Gathering, processing and marketing                          3,662            866
                                                     -------------------------------
                                                          $   33,934     $   15,049
                                                     ===============================

FIXED ASSETS - NET
  Exploration and production                              $  544,990     $  549,552
  Cost of service                                            155,619        134,968
  Gathering, processing and marketing                         77,625         71,024
                                                     -------------------------------
                                                          $  778,234     $  755,544
                                                     ===============================

GEOGRAPHIC INFORMATION
 REVENUES
  United States                                           $  245,500     $  134,788
  Canada                                                      13,346          6,973
                                                     -------------------------------
                                                          $  258,846     $  141,761
                                                     ===============================

 FIXED ASSETS - NET
  United States                                           $  678,236     $  648,922
  Canada                                                      99,998        106,622
                                                     -------------------------------
                                                          $  778,234     $  755,544
                                                     ===============================

Note 4 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions that currently apply to QMR result from changes in the market value of energy-hedging contracts and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the gas or oil underlying the hedging contracts is sold. In 2000, other comprehensive income included mark-to-market adjustments of securities available for sale. QMR sold the balance of these securities late in 2000.

                                                                               3 Months Ended
                                                                                   March 31,
                                                                            2001            2000
                                                                     -------------------------------
                                                                             (In Thousands)
Comprehensive Income:
Net income                                                               $   33,934      $   15,049
Other comprehensive income (loss)
   Unrealized loss on hedging transaction                                   (52,100)
   Unrealized gain on securities available for sale                                           2,120
   Foreign currency translation adjustments                                  (2,645)           (575)
                                                                     -------------------------------
      Other comprehensive income (loss)
         before income taxes                                                (54,745)          1,545
      Income taxes on other
          comprehensive income (loss)                                       (20,897)            548
                                                                     -------------------------------
       Net other comprehensive income (loss)                                (33,848)            997
                                                                     -------------------------------
              Total comprehensive income                                 $       86      $   16,046
                                                                     ===============================

Note 5 - New Accounting Standard - "Accounting for Derivative Instruments and Hedging Activities"

The Company adopted the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" beginning in January 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholders' equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. The hedging liability fell to $52 million as of March 31, 2001. Settlement of contracts accounted for $47.3 million of the decrease, while a decrease in prices of gas and oil on futures resulted in a $21.7 million decline. The offset to the hedging liability, net of income taxes, was a $32.4 million unrealized loss on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transaction recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at March 31, 2001 had terms extending through December 2003. About 86% of those contracts, representing approximately $49 million, settle and will be reclassified from other comprehensive loss in the next 12 months.

Note 6 -  Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC.
March 31, 2001
(Unaudited)

Operating Results

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively Questar Market Resources (QMR or the Company), conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                                                              3 Months Ended
                                                                                 March 31,
                                                                            2001           2000
                                                                     -------------------------------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                                          $  230,865     $  119,471
    From affiliates                                                          27,981         22,290
                                                                     -------------------------------
      Total revenues                                                     $  258,846     $  141,761
                                                                     ===============================
  Operating income                                                       $   55,603     $   25,675
  Net income                                                             $   33,934     $   15,049

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                                      15,787         16,950
    Oil and natural gas liquids (in thousands of barrels)
      Questar Exploration & Production                                          495            554
      Wexpro                                                                    125            128
  Production revenue
    Natural gas (per thousand cubic feet)                                $     4.17     $     2.17
    Oil and natural gas liquids (per barrel)
      Questar Exploration & Production                                   $    21.48     $    21.64
      Wexpro                                                             $    27.92     $    25.07

Wexpro investment base at March 31, net of
      deferred income taxes (in millions)                                $    122.2     $    109.7

  Marketing volumes in energy equivalent decatherms
      (in thousands of decatherms)                                           24,028         27,025

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                                               22,085         21,778
    For Questar Gas                                                          10,211          9,853
    For other affiliated customers                                            6,799          5,164
                                                                     -------------------------------
      Total gathering                                                        39,095         36,795
                                                                     ===============================

   Gathering revenue (per decatherm)                                     $     0.13     $     0.14

Revenues

Strong commodity prices more than offset lower production leading to an 83% increase in revenues in the first quarter of 2001 compared with the first quarter of 2000. Questar E & P reported that its average realized natural gas price rose 92% to $4.17 per thousand cubic feet (Mcf), while gas production was 7% lower and oil and natural gas liquids (NGL) production was 11% lower in the first quarter of 2001. Production volumes decreased in 2001 as a result of sales of reserves, weather-related operational delays and a natural decline in older fields.

Approximately 63% of gas volumes in the first quarter of 2001 were hedged with floors and ceilings averaging $3.28 per Mcf and $3.51 per Mcf, respectively, net to the well. The remainder of gas production realized prices averaging about $6.80 per Mcf, driven by cold winter temperatures and an energy shortage in the western United States. Approximately 52% of gas production for the remaining nine months of 2001 is hedged with floors and ceilings averaging $2.75 per Mcf and $3 per Mcf, respectively. Hedging activities reduced revenues from gas sales by $41.9 million in the first quarter of 2001.

For Questar E & P, the average selling price of oil and NGL was 1% lower in the first quarter of 2001 compared with the same period in 2000. Approximately 58% of 2001 oil production in the quarter was hedged at an average price of $17.20 per barrel, net to the well. The remainder of oil production realized prices averaging about $28 per barrel. Demand in 2001 for NGL caused prices to increase 79% over the same period in 2000. QMR does not hedge the selling price of NGL. Hedging activities reduced revenues from oil sales by $3.2 million in the first quarter of 2001.

Revenues from energy marketing increased $82.3 million in the first quarter comparison as a result of higher commodity prices. The margin from energy marketing was $4.5 million in 2001 compared with breakeven in the 2000 period.

Expenses

Operating and maintenance expenses increased 3% in the first quarter of 2001 compared with the corresponding 2000 period primarily because of the increase in the number of producing properties including the acquisition of a Canadian gas and oil company in January 2000. In addition, higher gas prices increased the cost of replacing gas in extraction plant operations.

A lower full-cost amortization rate combined with 7% lower production, on an energy equivalent basis, resulted in decreased depreciation and amortization expense in 2001. The combined U.S. and Canadian full-cost amortization rate for the first quarter of 2001 was $.79 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago. The combined rate for the second quarter of 2001 is expected to increase to $.83 per Mcfe due to higher drilling costs.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was lower in the 2001 period because of decreased borrowing.

The effective income tax rate for the first quarter of 2001 was 36.3% up from the 32.8% for the same period of 2000. The effective income tax rate increased because of a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $1,217,000 of nonconventional fuel tax credits in the 2001 period and $1,137,000 in the 2000 period.

Other income

Other income was substantially higher in the first quarter of 2001 as a result of a $1.1 million pretax gain from selling nonstrategic gathering properties. The property sale was part of a larger package that included producing properties. QMR placed the $27 million of proceeds into an escrow account pending a search for suitable properties in a like kind exchange for income tax purposes.

Net income

QMR's first quarter net income increased $18.9 million, representing a 125% improvement over the first quarter of 2000. The increase resulted from higher commodity prices, increased earnings for Wexpro and a gain from selling nonstrategic gathering properties.

Wexpro's net income increased $800,000 in the first quarter of 2001. Wexpro increased its investment in development-drilling projects. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2001 of $106.2 million was $75.1 million more than was generated in the first quarter of 2000. The increase in cash flow from operating activities resulted from higher net income and the release of cash deposited as collateral for hedging contracts.

Investing Activities

Capital expenditures were $24.5 million in 2001. Forecasted capital expenditures for calendar year 2001 are $194.1 million.

Financing Activities

Net cash provided from operating activities enabled QMR to repay short-term debt, finance capital expenditures and loan the remaining cash to Questar. On March 6, 2001, Market Resources in a public offering issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. QMR expects to finance 2001 capital expenditures with the proceeds of net cash provided from operating activities, borrowing on its bank credit and borrowing from Questar.

Quantitative and Qualitative Disclosures about Market Risk

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

QMR held hedge contracts covering the price exposure for about 42.6 million dth of gas and 735,000 barrels of oil at March 31, 2001. A year earlier the contracts covered 58.6 million dth of natural gas and 2.1 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. The contracts at March 31, 2001 had terms extending through December 2003. About 86% of those contracts, representing approximately $49 million, settle and will be reclassified from other comprehensive loss in the next 12 months.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at March 31, 2001 was a negative $48.4 million. A 10% decline in gas and oil prices would decrease the mark-to-market adjustment by $9 million; while a 10% increase in prices would increase the mark-to-market adjustment by $8.9 million. The mark-to-market adjustment of gas and oil price-hedging contracts at March 31, 2000 was a negative $31.5 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $18 million. Conversely, a 10% increase in prices would have resulted in a $18.6 million negative mark-to-market adjustment at that date. The calculations used energy prices posted on the NYMEX, various "into the pipe" postings and fixed prices for the indicated measurement dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT

As of March 31, 2001, QMR owed $79.4 million of floating-rate long-term debt. The book value of floating-rate debt approximates fair value.

FOREIGN CURRENCY RISK MANAGEMENT

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $44.4 million (U.S.), and is expected to be repaid from future operations of the foreign company.

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

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K

        b. The Company filed two Current Reports on Form 8-K dated February 13, 2001 and March 6 , 2001. The first report disclosed the appointment of Keith O. Rattie as Vice Chairman of the Company. The second report included two exhibits for the Company's public debt financing.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR MARKET RESOURCES, INC.
                                        (Registrant)



May 11, 2001                           /s/  G. L. Nordloh
------------                           --------------------------------------
  (Date)                               G. L. Nordloh
                                       President and Chief Executive Officer

May 11, 2001                           /s/  S. E. Parks
------------                           --------------------------------------
   (Date)                              S. E. Parks
                                       Vice President, Treasurer and
                                       Chief Financial Officer