Form 10-Q
period 2001-06-30
QUESTAR MARKET RESOURCES INC
filed 2001-08-13
CIK 1108827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-30321

                         QUESTAR MARKET RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         STATE OF UTAH                                           87-0287750
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


P.O. Box 45601, 180 East 100 South, Salt Lake City, Utah              84145-0601
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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

                               Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding as of July 31, 2001
-----------------------------                    -------------------------------
Common Stock, $1.00 par value                         4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                               3 Months Ended                 6 Months Ended
                                                  June 30,                        June 30,
                                           2001             2000            2001            2000
                                         ---------       ---------       ---------       ---------
                                                               (In Thousands)
REVENUES                                 $ 176,742       $ 165,201       $ 435,588       $ 306,962

OPERATING EXPENSES
  Cost of natural gas and other
     products sold                          78,209          79,790         219,789         143,683
  Operating and maintenance                 25,415          24,552          49,099          47,470
  Depreciation and amortization             20,902          21,151          40,865          42,128
  Other taxes                               12,150           8,044          28,987          15,358
  Wexpro settlement agreement - oil
     income sharing                            846           1,209           2,025           2,193
                                         ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES               137,522         134,746         340,765         250,832
                                         ---------       ---------       ---------       ---------
    OPERATING INCOME                        39,220          30,455          94,823          56,130

INTEREST AND OTHER INCOME                      809           1,950           3,387           3,043

MINORITY INTEREST                              107                             169

INCOME FROM UNCONSOLIDATED
AFFILIATES                                     179             306             228           1,305

DEBT EXPENSE                                (4,060)         (6,303)         (9,045)        (11,673)
                                         ---------       ---------       ---------       ---------
    INCOME BEFORE INCOME TAXES              36,255          26,408          89,562          48,805

INCOME TAXES                                13,238           9,226          32,611          16,574
                                         ---------       ---------       ---------       ---------
       NET INCOME                        $  23,017       $  17,182       $  56,951       $  32,231
                                         =========       =========       =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,       December 31,
                                                            2001            2000
                                                         (Unaudited)
                                                         ----------      -----------
                                                                (In Thousands)
ASSETS

Current assets

  Cash and cash equivalents                                               $    3,980
  Notes receivable from Questar Corp.                    $   29,000
  Accounts receivable, net                                   78,208          148,433
  Qualifying hedging collateral                                               48,377
  Hedging contracts                                           2,933
  Inventories, at lower of average cost or market -
  Gas and oil storage                                         2,528            7,618
  Materials and supplies                                      2,523            2,298
  Prepaid expenses and other                                  6,495            4,828
                                                         ----------      -----------
    Total current assets                                    121,687          215,534
                                                         ----------      -----------
Property, plant and equipment                             1,702,887        1,657,291
Less accumulated depreciation and amortization              883,900          853,037
                                                         ----------      -----------
    Net property, plant and equipment                       818,987          804,254
                                                         ----------      -----------
Investment in unconsolidated affiliates                      15,377           15,417
Other assets

Cash held in escrow account                                                    5,387
Other                                                         2,336            4,344
                                                         ----------      -----------
                                                              2,336            9,731
                                                         ----------      -----------
                                                         $  958,387      $ 1,044,936
                                                         ==========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance           $    2,399
  Short-term loans                                                        $   12,500
  Notes payable to Questar Corp.                              8,900           51,000
  Accounts payable and accrued expenses                     111,969          164,325
                                                         ----------      -----------
    Total current liabilities                               123,268          227,825
                                                         ----------      -----------
Long-term debt                                              207,255          244,377
Other liabilities                                             8,029           13,847
Deferred income taxes                                       105,156           96,459
Minority interest                                             7,761            5,483
Common shareholder's equity
  Common stock                                                4,309            4,309
  Additional paid-in capital                                116,027          116,027
  Retained earnings                                         386,431          338,130
  Other comprehensive income (loss)                             151           (1,521)
                                                         ----------      -----------
    Total common shareholder's equity                       506,918          456,945
                                                         ----------      -----------
                                                         $  958,387      $ 1,044,936
                                                         ==========      ===========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          6 Months Ended
                                                             June 30,
                                                       2001             2000
                                                     ---------       ---------
                                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  56,951       $  32,231
  Depreciation and amortization                         41,225          42,475
  Deferred income taxes                                  7,803           2,577
  Income from unconsolidated
    affiliates, net of cash distributions                 (127)         (1,155)
  Gain from sale of securities                                            (896)
  Changes in operating assets
    and liabilities                                     65,727         (37,077)
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                         171,579          38,155

INVESTING ACTIVITIES
   Capital expenditures                                (83,515)       (101,455)
   Proceeds from disposition of property,
     plant and equipment                                26,455           6,789
                                                     ---------       ---------
        NET CASH USED IN INVESTING
          ACTIVITIES                                   (57,060)        (94,666)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.        (29,000)          4,000
  Change in notes payable to Questar Corp.             (42,100)          5,800
  Checks outstanding in excess of cash balance           2,399          (1,246)
  Change in short-term loans                           (12,500)
  Change in cash balance in escrow account               5,387          32,414
  Long-term debt issued                                185,000          37,476
  Long-term debt repaid                               (221,446)         (6,349)
  Other                                                  2,446
  Payment of dividends                                  (8,650)         (8,650)
                                                     ---------       ---------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                        (118,464)         63,445
  Foreign currency translation adjustment                  (35)           (642)
                                                     ---------       ---------
    Change in cash and cash equivalents                 (3,980)          6,292
    Beginning cash and cash equivalents                  3,980
                                                     ---------       ---------
    Ending cash and cash equivalents                 $      --       $   6,292
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the nature of the business, the results of operations for the three- and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000,

Note 2 - Acquisition

QMR acquired 100% of the common stock of Shenandoah Energy, Inc. (SEI) for approximately $406 million in cash and assumed debt on July 31, 2001. SEI is a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity, 90 miles of gathering lines, 114,000 of net undeveloped leasehold acreages and four drilling rigs located primarily in the Uintah Basin of eastern Utah. The transaction will be recorded according to the purchase method of accounting. Any excess in the purchase price over fair value of the assets will be allocated to the full-cost asset pool. QMR financed the acquisition through bank borrowings and will consider selling nonstrategic assets and/or issuing equity to reduce the level of debt.

Note 3 - Financing

On March 6, 2001, Market Resources in a public offering issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt.

Note 4 - Operations By Line of Business

                                              3 Months Ended                6 Months Ended
                                                  June 30,                     June 30,
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
                                                             (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production               $ 64,733      $ 57,414      $143,053      $106,923
  Cost of service                             2,976         3,080         8,042         6,924
  Gathering, processing and marketing        84,348        83,595       231,827       149,713
                                           --------      --------      --------      --------
                                           $152,057      $144,089      $382,922      $263,560
                                           ========      ========      ========      ========
REVENUES FROM AFFILIATED COMPANIES
  Exploration and production               $     --      $     --      $      4      $     --
  Cost of service                            22,691        18,103        46,066        35,233
  Gathering, processing and marketing         1,994         3,009         6,596         8,169
                                           --------      --------      --------      --------
                                           $ 24,685      $ 21,112      $ 52,666      $ 43,402
                                           ========      ========      ========      ========
DEPRECIATION AND AMORTIZATION EXPENSE
  Exploration and production               $ 15,821      $ 16,609      $ 30,645      $ 32,685
  Cost of service                             3,646         3,367         7,414         6,904
  Gathering, processing and marketing         1,435         1,175         2,806         2,539
                                           --------      --------      --------      --------
                                           $ 20,902      $ 21,151      $ 40,865      $ 42,128
                                           ========      ========      ========      ========
OPERATING INCOME
  Exploration and production               $ 27,411      $ 19,175      $ 67,743      $ 34,980
  Cost of service                            10,289         9,365        20,778        18,396
  Gathering, processing and marketing         1,520         1,915         6,302         2,754
                                           --------      --------      --------      --------
                                           $ 39,220      $ 30,455      $ 94,823      $ 56,130
                                           ========      ========      ========      ========
NET INCOME
  Exploration and production               $ 15,625      $  9,594      $ 39,313      $ 17,990
  Cost of service                             6,487         5,950        13,071        11,737
  Gathering, processing and marketing           905         1,638         4,567         2,504
                                           --------      --------      --------      --------
                                           $ 23,017      $ 17,182      $ 56,951      $ 32,231
                                           ========      ========      ========      ========
FIXED ASSETS - NET, at period end
  Exploration and production               $558,946      $546,174
  Cost of service                           167,680       136,108
  Gathering, processing and marketing        92,361        73,294
                                           --------      --------
                                           $818,987      $755,576
                                           ========      ========
GEOGRAPHIC INFORMATION
 REVENUES
  United States                            $165,423      $156,420      $410,923      $291,208
  Canada                                     11,319         8,781        24,665        15,754
                                           --------      --------      --------      --------
                                           $176,742      $165,201      $435,588      $306,962
                                           ========      ========      ========      ========
 FIXED ASSETS - NET, at period end
  United States                            $715,226      $648,605
  Canada                                    103,761       106,971
                                           --------      --------
                                           $818,987      $755,576
                                           ========      ========

Note 5 - Comprehensive Income

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

                                                           3 Months Ended               6 Months Ended
                                                             June 30,                      June 30,
                                                         2001          2000           2001           2000
                                                        -------      --------       --------       --------
                                                                         (In Thousands)
Comprehensive Income:
Net income                                              $23,017      $ 17,182       $ 56,951       $ 32,231
Other comprehensive income (loss)
  Unrealized gain on hedging transaction                 55,128                        3,028
  Unrealized gain on securities available for sale                      3,397                         5,517
  Foreign currency translation adjustments                2,145        (1,040)          (500)        (1,560)
                                                        -------      --------       --------       --------
      Other comprehensive income
         before income taxes                             57,273         2,357          2,528          3,957
      Income taxes on other
          comprehensive income                           21,753           776            856          1,379
                                                        -------      --------       --------       --------
       Net other comprehensive income                    35,520         1,581          1,672          2,578
                                                        -------      --------       --------       --------
              Total comprehensive income                $58,537      $ 18,763       $ 58,623       $ 34,809
                                                        =======      ========       ========       ========

Note 6 - New Accounting Standard - "Accounting for Derivative Instruments and Hedging Activities"

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

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. Measured at June 30, 2001, the results of hedging activities amounted to a $2.9 million current asset. Settlement of contracts accounted for $65.8 million of the decrease, while a decrease in prices of gas and oil on futures markets resulted in a $58.1 million decline. The offset to the hedging asset, net of income taxes, was a $1.9 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transaction recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at June 30, 2001 had terms extending through December 2003. About 82% of those contracts, representing approximately $5 million, settle and will be reclassified from other comprehensive income in the next 12 months.

Note 7 -  Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC.
June 30, 2001
(Unaudited)

Operating Results

Questar Exploration and Production (Questar E & P), Wexpro, Questar Gas Management and Questar Energy Trading, collectively Questar Market Resources (QMR or the Company), conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                                                    3 Months Ended            6 Months Ended
                                                                      June 30,                    June 30,
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                                $152,057      $144,089      $382,922      $263,560
    From affiliates                                              24,685        21,112        52,666        43,402
                                                               --------      --------      --------      --------
      Total revenues                                           $176,742      $165,201      $435,588      $306,962
                                                               ========      ========      ========      ========
  Operating income                                             $ 39,220      $ 30,455      $ 94,823      $ 56,130
  Net income                                                   $ 23,017      $ 17,182      $ 56,951      $ 32,231

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                          15,844        17,674        31,631        34,624
    Oil and natural gas liquids (in thousands of barrels)
     Questar Exploration & Production                               522           563         1,017         1,117
     Wexpro                                                         114           140           239           268
  Production revenue
    Natural gas (per thousand cubic feet)                      $   3.31      $   2.48      $   3.74      $   2.33
    Oil and natural gas liquids (per barrel)
     Questar Exploration & Production                          $  20.36      $  19.77      $  20.91      $  20.69
     Wexpro                                                    $  26.06      $  25.87      $  27.04      $  25.49

    Wexpro investment base at June 30, net of
    deferred income taxes (in millions)                        $  127.2      $  108.2

  Marketing volumes in energy equivalent decatherms
       (in thousands of decatherms)                              23,524        25,180        47,552        52,205

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                                   24,526        23,261        46,611        45,039
    For Questar Gas                                               8,695         9,235        18,906        19,088
    For other affiliated customers                                6,601         6,514        13,400        11,678
                                                               --------      --------      --------      --------
      Total gathering                                            39,822        39,010        78,917        75,805
                                                               ========      ========      ========      ========
   Gathering revenue (per decatherm)                           $   0.13      $   0.13      $   0.13      $   0.14

Revenues

Strong natural gas prices more than offset lower production volumes resulting in revenues that were 7% higher in the second quarter and 42% higher in the first half of 2001 when compared with the corresponding 2000 periods. Questar E & P reported that its average realized natural gas price was 33% higher in the second quarter and 61% higher in the first half of 2001. Production volumes decreased in 2001 as a result of selling reserves in place and a natural decline in older fields. However, production volumes for the second half of 2001 will increase due to QMR's acquisition of Shenandoah Energy, Inc. (SEI).

On July 31, 2001, QMR acquired SEI at a cost of approximately $406 million including the assumption of debt. QMR received 415 billion cubic feet equivalent of proved reserves comprised of approximately 72% gas and 28% oil. SEI is expected to add 63 million cubic feet equivalent per day of gas and oil to QMR's nonutility production.

Approximately 58% of gas volumes in the first half of 2001 were hedged with floors and ceilings averaging $3.04 per Mcf and $3.27 per Mcf, respectively, net to the well. The remainder of gas production realized prices averaging about $5.59 per Mcf, driven by cold winter temperatures and an energy shortage in the western United States. Approximately 58% of gas production for the second half of 2001, including production from SEI properties, is hedged with floors and ceilings averaging $3.03 per Mcf and $3.40 per Mcf, respectively, net to the well. Approximately 16% of 2002 gas production is hedged at a floor of $3.55 per Mcf and a ceiling of $4.05 per Mcf, net to the well. Hedging activities reduced revenues from gas sales by $58.6 million in the first half of 2001.

For Questar E & P, prices for oil and natural gas liquids (NGL) were 1% higher in the first half of 2001. Approximately 60% of oil production in the first half of 2001 was hedged at an average price of $17.20 per barrel, net to the well. Realized prices for the remaining oil production averaged about $27 per barrel. Hedging activities reduced revenues from oil sales by $5.8 million in the first half of 2001. NGL prices increased 47% over the same period in 2000. QMR does not hedge the sales price of NGL.

Revenues from energy marketing increased $81.7 million in the first half comparison primarily due as a result of higher gas prices. The margin from energy marketing was $6.3 million in the first half of 2001 compared with $700,000 in the 2000 period.

Expenses

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the corresponding 2000 periods. The expenses of operating producing properties increased $2.3 million in the first half comparison primarily due to adding properties. Also, the expenses of operating a gas storage facility that began operations in the third quarter of 2000 resulted in a $500,000 increase in the first half of 2001. However, legal costs were $2.1 million lower in the first half of 2001 following the settlement of a major lawsuit in the second half of 2000.

Lower production more than offset the effect of a higher full-cost amortization rate resulting in lower depreciation and amortization expense in the 2001 periods presented. The combined U.S. and Canadian full-cost amortization rate for the first half of 2001 was $.82 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago. The 2001 rate increase reflects rising costs associated with exploration and development operations as a consequence of increased industry activity.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was lower in the 2001 periods because of lower debt levels.

The effective income tax rate for the first half of 2001 was 36.4% compared with 34.0% for the same period of 2000. The effective income tax rate increased because of a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $2.4 million of nonconventional fuel tax credits in the 2001 period and $2.3 million in the 2000 period.

Other income

Other income includes a $1.2 million pretax gain from selling nonstrategic gathering properties in the first quarter of 2001and a $900,000 pretax gain from selling securities in the second quarter of 2000.

Net income

QMR's first half net income increased $24.7 million, representing a 77% improvement over the first half of 2000. The increase resulted from higher commodity prices and increased earnings for Wexpro. Wexpro's net income was $1.3 million higher in the first half of 2001. Wexpro increased its investment in development-drilling projects resulting in a $19 million increase in the Wexpro investment base since June 30, 2000. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2001of $171.6 million was $133.4 million more than was generated in the first half of 2000. The increase in cash flow from operating activities resulted from higher net income, the release of cash deposited as collateral for qualifying hedging contracts and the collection of receivables.

Investing Activities

Capital expenditures were $83.5 million in the first half of 2001. The acquisition of SEI on July 31, increased 2001 capital expenditures by approximately $406 million. Forecasted capital expenditures for calendar year 2001 are $560 million.

Financing Activities

Net cash provided from operating activities in the first half of 2001enabled QMR to repay short-term debt, finance capital expenditures and loan the remaining cash to Questar. Proceeds from the sale of assets in the first quarter of 2001 amounting to approximately $26.5 million were used to repay debt balances. QMR borrowed $414 million to finance the acquisition of SEI and will consider selling nonstrategic assets and/or issuing equity to reduce the level of debt. On March 6, 2001, QMR in a public offering issued $150 million of 7.5% notes due 2011. QMR applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. QMR expects to finance remaining 2001 capital expenditures with the proceeds of net cash provided from operating activities, bank loans and borrowing from Questar.

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

HEDGING POLICY

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. The Company will target between 50 and 75% of the current year's production hedged at or above plan levels by the first of March in the current year. The

Company will ladder in these hedges, to reach forward beyond the current year when price levels are right. The volume of production hedged and mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT

Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held hedge contracts covering the price exposure for about 61.6 million dth of gas and 459,000 barrels of oil at June 30, 2001. A year earlier the contracts covered 50.3 million dth of natural gas and 1.7 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. The contracts at June 30, 2001 had terms extending through December 2003. About 82% of those contracts, representing approximately $5 million, settle and will be reclassified from other comprehensive income in the next 12 months.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at June 30, 2001 was a negative $4.3 million. A 10% decline in gas and oil prices would cause a positive mark-to-market adjustment of $7.9 million; while a 10% increase in prices would cause a negative mark-to-market adjustment of $7.9 million. The mark-to-market adjustment of gas and oil price-hedging contracts at June 30, 2000 was a negative $69.1 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $20.3 million. Conversely, a 10% increase in prices would have resulted in a $20.3 million negative mark-to-market adjustment at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT

As of June 30, 2001, QMR held $57.3 million of floating-rate long-term debt. The book value approximates fair value.

FOREIGN CURRENCY RISK MANAGEMENT

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $42.3 million (U.S.), is expected to be repaid from future operations of the foreign company.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate-regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, assumptions used in business combinations, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.

                                     Part II

                                Other Information

ITEM 1. LEGAL PROCEEDINGS.

     Questar Market Resources, Inc., (the "Company") and its subsidiaries are involved in various legal proceedings including those described in the following paragraphs. The Company does not believe that these cases will have a materially adverse effect on the Company's results of operations, financial position, or liquidity.

     a. Questar Gas Management Company ("QGM"), a wholly-owned subsidiary of the Company, has agreed to pay a penalty of $100,000 in conjunction with a finding by the Wyoming Department of Environmental Quality (the "DEQ") that it violated the terms of its permit for air emissions at a facility in the Vermillion/Canyon Creek area of southwestern Wyoming. QGM has also agreed to install additional equipment at the location to minimize air emissions.

     b. Questar Exploration and Production Company ("Questar E&P") and Wexpro Company ("Wexpro"), two wholly-owned subsidiaries of the Company, have been advised by the DEQ that they are subject to penalties for failing to obtain the necessary permits for emissions located at wells operated in Wyoming. Both entities have filed applications to obtain the necessary permits and are working with DEQ to finalize the process of obtaining waivers for specified wells, determining appropriate equipment to minimize emissions from specified wells, and negotiating penalties. The DEQ has advised both entities that a penalty will be charged on a per-well basis and that the amount of the penalty ranges from $250 to $1,500 per well. The total penalty charged against the two entities may exceed $100,000.

     c. Questar E&P, Wexpro, and Questar Gas Company (an affiliate that is not owned by the Company) were recently named as defendants in two class action lawsuits filed in a Wyoming state district court. The cases allege that royalties for Wyoming production from fee leases were underpaid due to alleged improper deductions for transporting gas off lease and improper check stub reporting. The lawsuits have been filed but have not yet been served. Most Wyoming volumes owned by the Questar defendants are produced from federal or state leases, not fee leases. The Questar defendants believe that they have paid royalties correctly for the relatively small volumes of production from their fee leases.

     d. Questar E&P and other Questar affiliates are named defendants in a lawsuit filed by an independent producer (Grynberg) under the federal False Claims Act. The case against the Questar defendants is one of approximately 76 cases filed by Mr. Grynberg against pipelines and their affiliates that have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. On May 18, 2001, the presiding judge denied the motion filed by defendants to dismiss the complaints for failure to plead fraud with particularity. He has also denied the motion filed by a large group of defendants, including the Questar defendants, to certify a question of law on this issue that could be heard as an interlocutory appeal by the Tenth Circuit Court of Appeals.

ITEM 5. OTHER INFORMATION.

     James A. Harmon, age 65, was appointed to serve as a director of the Company effective June 1, 2001. Mr. Harmon served as a director of the Company from May of 1983 to July of 1997, when he resigned to serve as Chairman and President of the Export-Import Bank of the United States. Prior to serving in this position, Mr. Harmon spent 38 years as an investment banker with Wertheim & Co. and Wertheim Schroder & Co.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   The Company is not including any exhibits with this report.

     b. The Company filed a Current Report on Form 8-K dated July 31, 2001, announcing its acquisition of Shenandoah Energy Inc. In this report, the Company pledged to file the necessary financial statements within the specified period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR MARKET RESOURCES, INC.
                                          (Registrant)


August 13, 2001                         /s/ G. L. Nordloh
---------------                         -------------------------------------
    (Date)                              G. L. Nordloh
                                        President and Chief Executive Officer



August 13, 2001                         /s/ S. E. Parks
---------------                         -------------------------------------
   (Date)                                S. E. Parks
                                         Vice President, Treasurer and
                                         Chief Financial Officer