Form 10-Q
period 2001-09-30
QUESTAR MARKET RESOURCES INC
filed 2001-11-14
CIK 1108827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-30321


                         QUESTAR MARKET RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         STATE OF UTAH                                           87-0287750
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


P.O. Box 45601, 180 East 100 South, Salt Lake City, Utah              84145-0601
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:              (801) 324-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding as of October 31, 2001
-----------------------------                 ----------------------------------
Common Stock, $1.00 par value                           4,309,427 shares


Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     3 Months Ended               9 Months Ended
                                                     September 30,                 September 30,
                                                 2001           2000           2001            2000
                                               ---------      ---------      ---------      ---------
                                                                  (In Thousands)
REVENUES                                       $ 153,339      $ 187,403      $ 588,927      $ 494,365

OPERATING EXPENSES
  Cost of natural gas and other
     products sold                                48,976         90,923        268,765        234,606
  Operating and maintenance                       28,756         25,240         77,890         72,705
  Exploration expense                              2,606          1,621          8,101          8,228
  Depreciation, depletion and amortization        21,952         21,187         64,267         64,008
  Other taxes                                      8,006          9,764         36,993         25,122
  Wexpro settlement agreement - oil
     income sharing                                  578          1,265          2,603          3,458
                                               ---------      ---------      ---------      ---------
    TOTAL OPERATING EXPENSES                     110,874        150,000        458,619        408,127
                                               ---------      ---------      ---------      ---------
    OPERATING INCOME                              42,465         37,403        130,308         86,238

INTEREST AND OTHER INCOME                             59          3,624         12,819          6,777

MINORITY INTEREST                                     85           (441)           254           (441)

INCOME FROM UNCONSOLIDATED
AFFILIATES                                           568            827            796          2,132

DEBT EXPENSE                                      (7,301)        (5,900)       (16,346)       (17,573)
                                               ---------      ---------      ---------      ---------
    INCOME BEFORE INCOME TAXES                    35,876         35,513        127,831         77,133

INCOME TAXES                                      12,825         12,362         45,801         25,463
                                               ---------      ---------      ---------      ---------
       NET INCOME                              $  23,051      $  23,151      $  82,030      $  51,670
                                               =========      =========      =========      =========


See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         September 30,    December 31,
                                                             2001            2000
                                                         -------------    -----------
                                                               (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                               $     3,980
  Notes receivable from Questar Corp.                    $    14,400
  Accounts receivable, net                                    85,916          148,436
  Qualifying hedging collateral                                                48,377
  Hedging asset                                               41,242
  Inventories, at lower of average cost or market -
    Gas and oil storage                                        7,833            7,618
    Materials and supplies                                     2,113            2,298
  Prepaid expenses and other                                  11,242            4,828
                                                         -----------      -----------
    Total current assets                                     162,745          215,537
                                                         -----------      -----------
Property, plant and equipment                              1,898,361        1,400,159
Less accumulated depreciation and amortization               705,723          662,923
                                                         -----------      -----------
    Net property, plant and equipment                      1,192,638          737,236
                                                         -----------      -----------
Investment in unconsolidated affiliates                       15,936           15,417
Other assets
   Goodwill                                                   66,823
   Cash held in escrow account                                   210            5,387
   Other                                                       3,729            4,344
                                                         -----------      -----------
                                                              70,762            9,731
                                                         -----------      -----------
                                                         $ 1,442,081      $   977,921
                                                         ===========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance           $    13,602
  Short-term loans                                            60,000      $    12,500
  Notes payable to Questar Corp.                             254,600           51,000
  Accounts payable and accrued expenses                      118,929          164,330
                                                         -----------      -----------
    Total current liabilities                                447,131          227,830
                                                         -----------      -----------
Long-term debt                                               321,957          244,377
Other liabilities                                              8,953           13,847
Deferred income taxes                                        150,631           67,873
Minority interest                                              7,763            5,483
Common shareholder's equity
  Common stock                                                 4,309            4,309
  Additional paid-in capital                                 116,027          116,027
  Retained earnings                                          368,475          299,420
  Other comprehensive income (loss)                           16,835           (1,245)
                                                         -----------      -----------
    Total common shareholder's equity                        505,646          418,511
                                                         -----------      -----------
                                                         $ 1,442,081      $   977,921
                                                         ===========      ===========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          9 Months Ended
                                                           September 30,
                                                       2001             2000
                                                     ---------       ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  82,030       $  51,670
  Depreciation, depletion and amortization              65,092          64,556
  Deferred income taxes                                 13,737           1,116
  Income from unconsolidated
    affiliates, net of cash distributions                 (649)         (1,907)
  Gain from sale of securities                                          (1,573)
  Changes in operating assets
    and liabilities                                     40,575          (6,731)
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                         200,785         107,131

INVESTING ACTIVITIES
  Capital expenditures                                (144,983)       (132,166)
  Acquisition of SEI                                  (402,954)
                                                     ---------       ---------
                                                      (547,937)       (132,166)
  Proceeds from disposition of property,
     plant and equipment                                21,199           5,481
  Proceeds from sales of securities                                      9,478
                                                     ---------       ---------
        NET CASH USED IN INVESTING
          ACTIVITIES                                  (526,738)       (117,207)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.        (14,400)          1,400
  Change in notes payable to Questar Corp.             203,600         (12,800)
  Checks outstanding in excess of cash balance          13,602          (1,246)
  Change in short-term loans                            47,500          31,500
  Change in cash balance in escrow account               5,177          36,727
  Long-term debt issued                                321,501          39,793
  Long-term debt repaid                               (241,635)        (48,434)
  Other                                                   (264)          1,873
  Payment of dividends                                 (12,975)        (12,975)
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          FINANCING ACTIVITIES                         322,106          35,838
  Foreign currency translation adjustment                 (133)           (338)
                                                     ---------       ---------
    Change in cash and cash equivalents                 (3,980)         25,424
    Beginning cash and cash equivalents                  3,980
                                                     ---------       ---------
    Ending cash and cash equivalents                 $      --       $  25,424
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - Change in Method of Accounting for Gas and Oil Properties

On July 1, 2001, Questar Market Resources (QMR) elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by the recent acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimizes asset write-downs caused by temporary declines in gas and oil prices and reflect impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

As a result of this change in accounting, prior year and interim financial statements have been retroactively restated to reflect this change in accounting method. The effect, net of income taxes, was a reduction of retained earnings recorded retroactively as of December 31, 1995, of $37.6 million. This resulted from a reduction of net property, plant and equipment in the amount of $61.9 million and a reduction of deferred income taxes of $24.3 million. The effect of the change in accounting method on previously reported earnings was an increase in net income of $2.0 million for the six-month period ended June 30, 2001 and a decrease in net income of $4.6 million in the nine-month period ended September 30, 2000.

Note 3 - Acquisition

QMR acquired 100% of the common stock of Shenandoah Energy, Inc. (SEI) on July 31, 2001 for $403 million in cash including assumed debt. SEI was a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs. SEI operations are located primarily in the Uintah Basin of eastern Utah. The transaction was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. The purchase price in excess of the estimated fair value of the assets was assigned to goodwill. The acquisition was financed through bank borrowings.

Assets purchased and liabilities assumed were as follows:

                                                (In thousands)

Current assets                                   $  17,332
Property, plant and equipment                      401,054
Goodwill                                            66,823
Other assets                                           124
Current liabilities                                (24,328)
Other liabilities                                   (8,410)
Deferred income taxes                              (54,364)
Other comprehensive loss                             4,723
                                                 ---------
  Purchase price, including acquisition costs    $ 402,954
                                                 =========

The following unaudited pro forma consolidated results of operations assume the acquisition occurred on January 1, 2000. The pro forma combined financial information reflects QMR's gas and oil operations restated using the successful efforts method of accounting. In addition, the combined financial information were adjusted for the following factors:

     Adjust depreciation expense to reflect the new basis of SEI's fixed assets. Adjust interest expense to reflect financing costs of the acquisition. Reduce operating expenses to reflect the resignation of several SEI executives.
     Allocate a portion of corporate overhead costs to SEI.
     Exclude results of operations not purchased by QMR.
     Calculate income tax expense based on pro forma income before income taxes.

                   Nine Months Ended
                     September 30,
                  2001          2000
                --------      --------
                   (In thousands)
Revenues        $637,085      $516,931
Net income        79,448      $ 55,554

Note 4 - Financing

QMR borrowed $403 million, including $280 million of bridge loans, to acquire SEI. QMR expects to refinance $200 million of the temporary loans through an offering of long-term notes sometime in the fourth quarter of 2001.

On March 6, 2001, QMR, in a public offering, issued $150 million of 7.5% notes due 2011. QMR applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt.

Note 4 - Operations By Line of Business

                                                 3 Months Ended                 9 Months Ended
                                                  September 30,                  September 30,
                                              2001            2000            2001            2000
                                           ----------      ----------      ----------      ----------
                                                                 (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production               $   69,446      $   64,786      $  212,499      $  171,709
  Cost of service                               3,073           4,378          11,115          11,302
  Gathering, processing and marketing          58,100          96,999         289,927         246,712
                                           ----------      ----------      ----------      ----------
                                           $  130,619      $  166,163      $  513,541      $  429,723
                                           ==========      ==========      ==========      ==========
REVENUES FROM AFFILIATED COMPANIES
  Exploration and production               $        1      $       13      $        5      $       13
  Cost of service                              20,783          17,929          66,849          53,162
  Gathering, processing and marketing           1,936           3,298           8,532          11,467
                                           ----------      ----------      ----------      ----------
                                           $   22,720      $   21,240      $   75,386      $   64,642
                                           ==========      ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION EXPENSE
  Exploration and production               $   16,839      $   16,242      $   48,934      $   49,620
  Cost of service                               3,663           3,451          11,077          10,355
  Gathering, processing and marketing           1,450           1,494           4,256           4,033
                                           ----------      ----------      ----------      ----------
                                           $   21,952      $   21,187      $   64,267      $   64,008
                                           ==========      ==========      ==========      ==========
OPERATING INCOME
  Exploration and production               $   26,687      $   24,342      $   87,450      $   52,027
  Cost of service                              11,732           9,680          32,510          28,076
  Gathering, processing and marketing           4,046           3,381          10,348           6,135
                                           ----------      ----------      ----------      ----------
                                           $   42,465      $   37,403      $  130,308      $   86,238
                                           ==========      ==========      ==========      ==========
NET INCOME
  Exploration and production               $   13,106      $   13,360      $   54,447      $   27,638
  Cost of service                               7,381           6,174          20,452          17,911
  Gathering, processing and marketing           2,564           3,617           7,131           6,121
                                           ----------      ----------      ----------      ----------
                                           $   23,051      $   23,151      $   82,030      $   51,670
                                           ==========      ==========      ==========      ==========
FIXED ASSETS - NET, at period end
  Exploration and production               $  914,633      $  484,010
  Cost of service                             186,853         144,981
  Gathering, processing and marketing          91,152          75,821
                                           ----------      ----------
                                           $1,192,638      $  704,812
                                           ==========      ==========
GEOGRAPHIC INFORMATION
 REVENUES
  United States                            $  145,092      $  177,488      $  556,015      $  468,697
  Canada                                        8,247           9,915          32,912          25,668
                                           ----------      ----------      ----------      ----------
                                           $  153,339      $  187,403      $  588,927      $  494,365
                                           ==========      ==========      ==========      ==========
FIXED ASSETS - NET, at period end
  United States                            $1,114,784      $  614,657
  Canada                                       77,854          90,155
                                           ----------      ----------
                                           $1,192,638      $  704,812
                                           ==========      ==========

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

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. Measured at September 30, 2001, the results of hedging activities amounted to a $41.2 million current asset. Settlement of contracts accounted for $68 million of the change, while a decrease in prices of gas and oil on futures markets resulted in a $94.2 million change. The offset to the hedging asset, net of income taxes, was a $19.3 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at September 30, 2001 had terms extending through December 2003. About 77% of those contracts, representing approximately $24.6 million, settle and will be reclassified from other comprehensive income in the next 12 months.

Effective October 2001, the Company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap for one year.

Note 7 - Comprehensive Income

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

                                                            3 Months Ended                  9 Months Ended
                                                             September 30,                   September 30,
                                                          2001            2000            2001            2000
                                                        ---------       ---------       ---------       ---------
                                                                         (In Thousands)
Comprehensive Income:
Net income                                              $  23,051       $  23,151       $  82,030       $  51,670
Other comprehensive income (loss)
  Unrealized gain on hedging transaction                   27,741                          30,769
  Unrealized gain on securities available for sale                            957                           6,474
  Foreign currency translation adjustments                 (1,953)           (700)         (2,391)         (2,176)
                                                        ---------       ---------       ---------       ---------
     Other comprehensive income
         before income taxes                               25,788             257          28,378           4,298
     Income taxes on other
          comprehensive income                              9,421               7          10,298           1,386
                                                        ---------       ---------       ---------       ---------
     Net other comprehensive income                        16,367             250          18,080           2,912
                                                        ---------       ---------       ---------       ---------
              Total comprehensive income                $  39,418       $  23,401       $ 100,110       $  54,582
                                                        =========       =========       =========       =========

Note 8 - Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
September 30, 2001
(Unaudited)

Operating Results

Questar Market Resources (QMR or the Company) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy marketing operations. Wexpro, a subsidiary of QMR, conducts cost of service development of gas reserves on behalf of affiliated company, Questar Gas. Following is a summary of QMR's financial results and operating information.

                                                                   3 Months Ended              9 Months Ended
                                                                    September 30,               September 30,
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                                $130,619      $166,163      $513,541      $429,723
    From affiliates                                              22,720        21,240        75,386        64,642
                                                               --------      --------      --------      --------
      Total revenues                                           $153,339      $187,403      $588,927      $494,365
                                                               ========      ========      ========      ========
  Operating income                                             $ 42,465      $ 37,403      $130,308      $ 86,238
  Net income                                                   $ 23,051      $ 23,151      $ 82,030      $ 51,670

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                          18,451        17,361        50,082        51,985
    Oil and natural gas liquids (in thousands of barrels)
      Questar E & P, SEI                                            715           562         1,732         1,679
      Wexpro                                                        108           126           347           395
  Production revenue
    Natural gas (per thousand cubic feet)                      $   2.94      $   2.98      $   3.44      $   2.55
    Oil and natural gas liquids (per barrel)
      Questar E & P, SEI                                       $  20.24      $  20.06      $  20.63      $  20.48
      Wexpro                                                   $  24.08      $  29.06      $  26.12      $  26.63

Wexpro investment base at Sept. 30, net of
  deferred income taxes (in millions)                          $    153      $    116

Marketing volumes in energy equivalent decatherms
  (in thousands of decatherms)                                   20,758        26,943        68,310        79,148

Natural gas gathering volumes (in
  thousands of decatherms)
  For unaffiliated customers                                     21,474        23,205        68,085        68,244
  For Questar Gas                                                 8,083         7,500        26,989        26,588
  For other affiliated customers                                  6,382         6,476        19,782        18,154
                                                               --------      --------      --------      --------
    Total gathering                                              35,939        37,181       114,856       112,986
                                                               ========      ========      ========      ========
  Gathering revenue (per decatherm)                            $   0.13      $   0.13      $   0.13      $   0.13

Revenues

Revenues were 18% lower in the third quarter of 2001 when compared with the third quarter of 2000 due to a 23% reduction of energy marketing volumes and a 26% decrease in energy market prices. Gas production increased 6% over year earlier levels while average selling prices declined 1%. Production of oil and natural gas liquids (NGL) rose 27%, excluding Wexpro. Gas and oil production increases resulted from the acquisition of Shenandoah Energy Inc (SEI) on July 31, 2001. The Company estimates production for the 12 months of 2001 in the range of 83 to 85 billion cubic feet equivalent.

In the comparison of the nine month periods, revenues increased 19% in the 2001 period due to higher energy prices for natural gas production and energy marketing transactions. Average realized gas prices were 35% higher. Gas production declined 4% due, in part, to sales of assets in the first quarter and a planned shift in expenditures to cost of service drilling by Wexpro.

The Company enters hedging transactions to support the earnings targets and to protect earnings from downward moves in commodity prices. Currently, 62% of projected gas production for the fourth quarter of 2001, including production from SEI properties, is hedged at an average net-to-the-well price of $2.90 per Mcf. For the first half of 2002, about 35% of natural gas production is hedged at a price of $3.51 per Mcf. Approximately, 29% of second half 2002 gas production is hedged at $3.40 per Mcf, net-to-the-well. The Company has hedged 65% of projected fourth quarter 2001 oil production, at an average price of $20.19 per barrel, net-to-the-well. Approximately, 40% of forecast 2002 oil production is hedged at an average price of $24.45 per barrel. The forecast excludes Wexpro production and NGL production. Hedging activities reduced revenues from gas sales by $55.8 million in the first nine months of 2001 and revenues from oil sales by $8.2 million in the first nine months of 2001.

Expenses

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the corresponding 2000 periods. The expenses of operating producing properties increased $5.1 million in the first nine months primarily due to adding properties. Also, the expenses of operating a gas storage facility that began operations in the third quarter of 2000 resulted in a $600,000 increase in the first nine months of 2001. However, legal costs were $4.9 million lower in the first nine months of 2001 following the settlement of a major lawsuit in the second half of 2000. Exploration expenses were unchanged in the nine month comparison.

Depreciation, depletion and amortization expense increased slightly in the comparison of the third quarter and first nine months of 2001 with the prior year periods. The average rate for the nine-month period was $.80 per energy equivalent Mcf (Mcfe) in 2001 compared with $.79 in 2000. Other taxes increased because of higher gas prices and the effect on production-related taxes.

Debt expense was lower in the nine month period of 2001 because of lower debt levels in the first half of 2001. However, debt expense was higher in the third quarter of 2001 as a result of borrowings to finance the acquisition of SEI.

The effective income tax rate for the first nine months of 2001 was 35.8% compared with 33.0% for the same period of 2000. The effective income tax rate increased because of a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $3.6 million of nonconventional fuel tax credits in the 2001 period and $3.3 million in the 2000 period.

Other income

Other income includes a $10.4 million pretax gain from selling nonstrategic gas and oil and gathering properties in the first quarter of 2001. Questar Energy Trading recorded $1.9 million of capitalized interest in the third quarter of 2000 and a $1.6 million pretax gain from selling securities in the second and third quarters of 2000.

Net income

QMR's net income for the first nine months of 2001 improved 59% over the first nine months of 2000. The increase resulted from higher natural gas prices and increased earnings for Wexpro. Wexpro's net income was $2.5 million higher in 2001. Wexpro increased its investment in development-drilling projects resulting in a $37 million increase in the Wexpro investment base since September 30, 2000.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2001 was $93.7 million more than was generated in the first nine months of 2000. The increase in cash flow from operating activities resulted from higher net income, the release of cash deposited as collateral for qualifying hedging contracts and the collection of receivables.

Investing Activities

Capital expenditures were $547.9 million in the first nine months of 2001 including $403 million in cash paid for SEI. Forecasted capital expenditures for calendar year 2001 are $620 million.

Financing Activities

Net cash provided from operating activities plus borrowings enabled QMR to repay short-term debt, finance capital expenditures and loan the remaining cash to Questar. In addition, proceeds from the sale of assets in 2001 provided approximately $21.2 million of funds. QMR borrowed $403 million to finance the acquisition of SEI and plans to repay the debt with cash flow from operations and the sale of nonstrategic assets. QMR expects to refinance $200 million of temporary loans from the SEI acquisition through an offering of long-term notes in the fourth quarter of 2001. On March 6, 2001, offering, issued $150 million of 7.5% notes due 2011. QMR applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. QMR expects to finance remaining 2001 capital expenditures with the proceeds of net cash provided from operating activities, bank loans, loans from a private placement and borrowing from Questar.

Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that subjects it to exchange-rate risk. QMR also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next several years, regardless of whether it is able to market the capacity to others.

HEDGING POLICY

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. The Company will target between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will ladder in these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT

Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held hedge contracts covering the price exposure for about 69.1 million dth of gas and 1.4 million barrels of oil at September 30, 2001. A year earlier the contracts covered 49.8 million dth of natural gas and 1.3 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. A portion of the contracts at September 30, 2001 had terms extending through December 2003. About 77% of those contracts, representing approximately $24.6 million, settle and will be reclassified from other comprehensive income in the next 12 months.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at September 30, 2001 was a positive $33.1 million. A 10% decline in gas and oil prices would add $12.6 million to the mark-to-market calculation; while a 10% increase in prices would deduct $12.7 million. The mark-to-market adjustment of gas and oil price-hedging contracts at September 30, 2000 was a negative $80.8 million. A 10% decline in gas and oil prices at that time would decrease the mark-to-market adjustment by $18.9 million to $61.9 million. Conversely, a 10% increase in prices would have resulted in an $18.8 million negative mark-to-market adjustment to a negative $99.6 million balance at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT

As of September 30, 2001, QMR had $172 million of floating-rate long-term debt. The book value approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year.

FOREIGN CURRENCY RISK MANAGEMENT

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $35.5 million (U.S.), is expected to be repaid from future operations of the foreign company.

Business Development

On October 5, 2001, QMR announced an agreement with Western Gas Resources, Inc. to form a joint venture that will provide gas gathering and compression services to the Hoback Basin, including Pinedale Anticline and Jonah Field areas in southwest Wyoming. A subsidiary of Questar Gas Management (QGM) and a subsidiary of Western Gas Resources have formed Rendezvous Gas Services, L.L.C. Each entity will contribute certain assets to the joint venture and Rendezvous will construct and operate gas pipeline and compression facilities with the capacity to transport approximately 275 MMcf per day of gas product from Hoback Basin. In addition, the joint venture will deliver gas for blending and processing services to Granger and Blacks Fork processing plants. QGM is a 50% owner and the operator of the Blacks Fork processing plant. Western Gas Resources owns the Granger plant.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company complied with this new accounting pronouncement in recording the SEI acquisition closed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In 2001, the Company recorded goodwill acquired subsequent to July 1, 2001, that will not be amortized but will be subject to a yearly impairment test. The Company has not evaluated the impact of the remaining provisions of SFAS 142.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of gas and oil assets. SFAS 143 is effective for years beginning after June 15, 2002. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for years beginning after December 15, 2001. The Company has not evaluated the impact of SFAS 144.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate-regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, assumptions used in business combinations, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, possible adverse repercussions from terrorist attacks or acts of war, and adverse changes in the business or financial condition of the Company.

                                     Part II

                                Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Questar Market Resources, Inc. ("Questar Market Resources" or the "Company") is filing the following exhibit as part of this report.

     Exhibit No.    Exhibit
     -----------    -------
         12.        Ratio of earnings to fixed charges.

     b. On October 12, 2001, the Company filed a Current Report on Form 8-K with the required financial statements for Shenandoah Energy Inc. ("Shenandoah") and pro forma financial information reflecting the acquisition of Shenandoah, which occurred on July 31, 2001. In its Current Report, Questar Market Resources also disclosed that it was changing its accounting method for gas and oil properties from full cost to successful efforts.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR MARKET RESOURCES, INC.
                                          (Registrant)


November 13, 2001                       /s/G. L. Nordloh
------------------                      ----------------------------------------
     (Date)                             G. L. Nordloh
                                        President and Chief Executive Officer




November 13, 2001                       /s/S. E. Parks
------------------                      ----------------------------------------
     (Date)                             S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit
-------   -------
   12.    Ratio of earnings to fixed charges.
