Form 10-K/A
period 2000-12-31
QUESTAR MARKET RESOURCES INC
filed 2001-12-11
CIK 1108827

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 0-30321

                         QUESTAR MARKET RESOURCES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------
         State of Utah                                     87-0287750
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)
-------------------------------------------------------------------------------
180 East 100 South, P.O. Box 45601, Salt Lake City, Utah             84145-0601
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:              (801) 324-2600
                                                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $1.00 Par Value
          SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
                               7 1/2% Notes Due 2011

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ___

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001. $0.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001: 4,309,427 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

         Registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A Report with the reduced disclosure format.

===============================================================================

(For purposes of Questar Market Resources'10-K/A, we are including only those items that contain changed information.)

                                TABLE OF CONTENTS

Heading                                                                    Page
--------                                                                   ----
                                     PART I

Item 2.  PROPERTIES.........................................................  2

                                     PART II

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION.......................  9

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 13

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K............................................ 16

SIGNATURES.................................................................. 44

                                     PART I

ITEM 2.  PROPERTIES.

         RESERVES. The following table sets forth the Company's estimated proved reserves, the 10 percent present value of the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2000. QMR's reserves were estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; Netherland, Sewell & Associates, Inc.; Malkewicz Hueni Associates, Inc.; Gilbert Laustsen Jung Associates Ltd.; and Sproule Associates, Ltd., independent petroleum engineers. The Company does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. These proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

                                                       December 31, 2000
                                                   -----------------------
                                                   United States    Canada         Total
                                                   -------------    ------         -----
Estimated proved reserves
   Natural gas (Bcf)                                   579.8         60.1          639.9
   Oil and NGL (MMBbls)                                 11.3          3.7           15.0
Proved developed reserves (Bcfe)                       492.3         74.1          566.4

Present value of estimated future net
   revenues before future income taxes
   discounted at 10% (in thousands) (1)         $  2,348,638   $  275,436   $  2,624,074

Standardized measure of discounted net cash
   flows (in thousands) (2) (Restated)          $  1,544,382   $  173,306   $  1,717,688

--------------
(1) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs (but excluding the effects of general and administrative expenses; debt service; depreciation, depletion and amortization; and income tax expense).

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

         Reference should be made to Note 11 of the Notes to Consolidated Financial Statements included in Item 14 of this Report for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years.

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

     The following charts illustrate QMR's reserve statistics for the years ended December 31, 1996 through 2000:

                          Oil and Gas Reserves (Bcfe)*

Year      Year-End Reserves        Annual Production        Reserve Life (Years)
----      -----------------        -----------------        --------------------
1996            493.6                     51.5                      9.6
1997            469.3                     61.7                      7.6
1998            574.1                     65.3                      8.8
1999            597.6                     76.6                      7.8
2000            730.1                     82.3                      8.9

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

                Proportion of Proved Developed to Proved Reserves
                     and Proportion of Gas Reserves (Bcfe)*

          Total Proved        Proved Developed            Developed             Natural Gas Percentage of
Year        Reserves              Reserves             Percent of Total             Proved Reserves
----      ------------        ----------------         ----------------         --------------------------
1996         493.6                  410.1                   83%                             78%
1997         469.3                  392.9                   84%                             81%
1998         574.1                  506.0                   88%                             85%
1999         597.6                  503.9                   84%                             86%
2000         730.1                  566.4                   78%                             88%

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

GEOGRAPHIC DIVERSITY OF PRODUCING PROPERTIES

     The following table summarizes proved reserves by the Company's major operating areas at December 31, 2000:

                                                       Proved Reserves*    % of Total
                                                       ----------------    ----------
                                                            (Bcfe)
Mid-Continent                                               325.6              45%
Rocky Mountain Region (exclusive of Pinedale)               175.9              24%
Pinedale Anticline                                          146.2              20%
Western Canada                                               82.4              11%

*Does not include cost of service reserves managed and developed by Wexpro for Questar Gas.

     PRODUCTION. The following table sets forth the Company's net production volumes, the average sales prices per Mcf of gas, Bbl of oil and Bbl of natural gas liquids produced, and the production cost per Mcfe for the years ended December 31, 2000, 1999, and 1998, respectively:

                                                                     Year Ended December 31,
                                                              2000           1999           1998
                                                             ------         ------         ------
UNITED STATES (EXCLUDING COST OF SERVICE ACTIVITIES)
     Volumes produced and sold
          Gas (Bcf)                                              61.7           59.8           48.6
          Oil and NGL (MMBbls)                                    1.5            1.9            1.9
     Sales Prices:
          Gas (per Mcf)                                      $    2.80      $    2.02      $    1.95
          Oil and NGL (per Bbl)                              $   19.61      $   13.31      $   12.41
     Production costs per Mcfe                               $     .69      $     .59      $     .64

CANADA
     Volumes produced and sold
          Gas (Bcf)                                               7.3            2.9            2.7
          Oil and NGL (MMBbls)                                     .7            0.4            0.4
     Sales Prices:
          Gas (per Mcf)                                      $    2.83      $    1.61      $    1.40
          Oil and NGL (per Bbl)                              $   22.29      $   16.56      $   14.09
     Production costs per Mcfe                               $     .73      $     .67      $     .58

     PRODUCTIVE WELLS. The following table summarizes the Company's productive wells as of December 31, 2000:

     PRODUCTIVE WELLS (1) (2)

                           GAS WELLS                   OIL WELLS                  TOTAL WELLS
                      -------------------         -------------------         -------------------
                      GROSS          NET          GROSS          NET          GROSS          NET
                      -----         -----         -----         -----         -----         -----
United States         3,702         1,554         1,046           401         4,748         1,955
Canada                  542           187           202            67           744           254
                      -----         -----         -----         -----         -----         -----
Total:                4,244         1,741         1,248           468         5,492         2,209

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

                      Leasehold Acreage - December 31, 2000

                               Developed (1)                 Undeveloped (2)                    Total
                         ------------------------      ------------------------      ------------------------
                           Gross           Net           Gross           Net           Gross           Net
                         ---------      ---------      ---------      ---------      ---------      ---------
UNITED STATES
   Arizona                      --             --            480            450            480            450
   Arkansas                 37,729         16,569          1,230            373         38,959         16,942
   California                  760            265         23,102          9,043         23,862          9,308
   Colorado                176,651        125,297        207,581        104,852        384,232        230,149
   Idaho                        --         44,175         10,643         44,175         10,643             --
   Illinois                    172             39         14,307          3,997         14,479          4,036
   Indiana                      --             --          1,621            467          1,621            467
   Kansas                      134            134         44,330         16,430         44,464         16,564
   Kentucky                     --             --         14,461          5,468         14,461          5,468
   Louisiana                15,246          9,992            404            397         15,650         10,389
   Michigan                     --             --          6,200          1,266          6,200          1,266
   Minnesota                    --             --            313            104            313            104
   Mississippi              25,706         21,408            859            273         26,565         21,681
   Montana                  25,285         10,187        319,745         58,594        345,030         68,781
   Nevada                      320            280            680            543          1,000            823
   New Mexico               90,297         66,349         32,006          9,553        122,303         75,902
   North Dakota              1,333            375        145,841         21,580        147,174         21,955
   Ohio                         --             --            202             43            202             43
   Oklahoma              1,538,294        290,246         52,736         33,296      1,591,030        323,542
   Oregon                       --             --         43,869          7,671         43,869          7,671
   South Dakota                 --             --        204,558        107,988        204,558        107,988
   Texas                   168,336         61,000         51,881         40,725        220,217        101,725
   Utah                     45,712         35,001        109,180         43,280        154,892         78,281
   Washington                   --             --         26,631         10,149         26,631         10,149
   West Virginia               969            115             --             --            969            115
   Wyoming                 221,718        142,625        447,233        268,848        668,951        411,473
                         ---------      ---------      ---------      ---------      ---------      ---------
      Total U.S.         2,348,662        779,882      1,793,625        756,033      4,142,287      1,535,915
                         ---------      ---------      ---------      ---------      ---------      ---------
CANADA
   Alberta                 222,938         82,919        324,636        135,474        547,574        218,393
   British Columbia         33,069          8,485         42,108         21,719         75,177         30,204
   Saskatchewan              2,277          1,061          4,625          4,462          6,902          5,523
                         ---------      ---------      ---------      ---------      ---------      ---------
      Total Canada         258,284         92,465        371,369        161,655        629,653        254,120
                         ---------      ---------      ---------      ---------      ---------      ---------
Total Acreage            2,606,946        872,347      2,164,994        917,688      4,771,940      1,790,035
                         =========        =======      =========        =======      =========      =========

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

                                                Acres Expiring
                                         ---------------------------
                                           Gross               Net
                                         ---------           -------
Twelve Months Ending
     December 31, 2001                     154,070            58,641
     December 31, 2002                      88,980            44,787
     December 31, 2003                     141,354            62,639
     December 31, 2004                      74,890            49,327
     December 31, 2005 and later         1,705,700           702,294

     DRILLING ACTIVITY. The following table summarizes the number of development and exploratory wells drilled by the Company, including the cost-of-service wells drilled by Wexpro, during the years indicated.

                                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                     2000                    1999                    1998
                                             -------------------      -------------------      -------------------
                                             GROSS          NET       GROSS          NET       GROSS          NET
                                             -----         -----      -----         -----      -----         -----
DEVELOPMENT WELLS
   United States
       Completed as natural gas wells         211           79.8       159           78.4       105           54.6
       Completed as oil wells                   9            1.4         5            2.4        29            1.0
       Dry holes                               12            5.0        15            6.1        12            3.7
       Waiting on completion                   36             --        29             --        13             --
       Drilling                                14             --         6             --         9             --
   Canada
       Competed as natural gas wells           11            1.1         7            1.2         4            0.9
       Completed as oil wells                   8            2.3         5            1.9        12            4.0
       Dry holes                                2            1.1         2            1.3         4            1.2
       Waiting on completion                    2             --         2             --         2             --
       Drilling                                 1             --        --             --         1             --
                                             -----         -----      -----         -----      -----         -----
Total Development Wells                       306           90.7       230           91.3       191           65.4

EXPLORATORY WELLS
   United States
       Completed as natural gas wells          --             --         1            0.2         5            1.6
       Completed as oil wells                  --             --        --             --         1            6
       Dry holes                                5            2.0         2            1.1         4            1.4
       Waiting on completion                   --             --         1             --        --             --
       Drilling                                 1             --         1             --        --             --
   Canada
       Competed as natural gas wells            1             .2        --             --        --             --
       Completed as oil wells                   1             .2        --             --         1             .3
       Dry holes                                2             .9        --             --         3            1.4
       Waiting on completion                   --             --        --             --        --             --
                                             -----         -----      -----         -----      -----         -----
Total Exploratory Wells                        10            3.3         5            1.3        14            5.3

Total Wells                                   316           94.0       235           92.6       205           70.7
                                             =====         =====      =====         =====      =====         =====

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

     QMR is the operator of approximately 50 percent of its wells. As operator, QMR receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per- well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, QMR records the monthly overhead reimbursement as a reduction of general and administrative expense, which is a common industry practice.

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

     PINEDALE. Both Questar E&P and Wexpro are involved in Pinedale drilling. During 2000, Questar E&P and Wexpro drilled nine wells and completed six of them in the Pinedale Anticline area of Sublette County, Wyoming. (Three of the wells will not be completed until June of 2001 when winter drilling restrictions are lifted.) Drilling results and initial production tests confirmed reserve expectations of 5-6 Bcf per well. As of December 31, 2000, gross daily production from 14 Company-owned wells was estimated at 26 MMcf and 45 Bbl of oil.

     Questar E&P and Wexpro expect to continue drilling activities in Pinedale when government restrictions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline and expect to drill between 135- 150 wells based on 80-acre spacing.

     QMR's activities in Pinedale illustrate its long-term approach. Wexpro held the leasehold acreage by production as a result of three wells drilled in the area during the mid-1970's. Since the gas reserves are contained in tight sands with a low porosity, Questar E&P and Wexpro did not drill additional wells in the Pinedale area until other companies developed new stimulation techniques that fractured sandstone formations at multiple intervals and successfully used such techniques to drill wells in neighboring fields. The Pinedale wells cost an average of $2.2 million to drill and complete; this cost reflects the completion depth of the wells (12,848 to 13,300 feet), the need for special handling and multiple stimulations, and government regulations that impose pad limitations and restrict drilling. Current production profiles suggest that the average well may produce on a long- term basis after stabilizing between 2 and 4 MMcf per day within the first year or two after completion. Questar E&P and Wexpro expect to continue drilling in the Pinedale area during the next several years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES ("QMR" or "Market Resources" or the "Company") conducts exploration and production, gas development, gathering, processing and marketing activities.

On July 1, 2001, QMR elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by an acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimizes asset write-downs caused by temporary declines in gas and oil prices and reflects impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

Prior years financial statements have been retroactively restated to reflect this change in accounting method. As a result of the change in accounting method, previously reported earnings decreased $7.2 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively, and increased $9.4 million for the year ended December 31, 1998.

Following is a restated summary of financial results and operating information.

                                                   Year Ended December 31,
                                             2000            1999            1998
                                           -----------------------------------------
                                                     (In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                        $ 193,359       $ 125,245        $ 98,767
  Oil and natural gas liquids sales           59,901          41,521          36,722
  Cost-of-service gas operations              74,492          61,705          61,448
  Energy marketing                           379,760         243,296         234,565
  Gas gathering and processing                29,278          22,341          21,954
  Other                                        5,263           4,203           4,816
                                           -----------------------------------------
        Total revenues                       742,053         498,311         458,272

Operating expenses
  Energy purchases                           369,752         239,201         230,462
  Operating and maintenance                  106,761          79,719          73,460
  Exploration                                  7,917           5,321           6,069
  Depreciation, depletion and amortization    85,025          73,028          64,965
  Abandonment and impairment of oil
    and gas properties                         3,418           7,535          15,137
  Other taxes                                 36,262          21,516          24,988
  Wexpro settlement agreement -
 oil income sharing                            4,758           2,292           1,053
                                           -----------------------------------------
        Total operating expenses             613,893         428,612         416,134
                                           -----------------------------------------
          Operating income                 $ 128,160       $  69,699        $ 42,138
                                           ========================================

                                                       Year Ended December 31,
                                                2000            1999            1998
                                              ----------------------------------------
                                                           (In Thousands)
OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                       68,963          62,712          51,309
    Oil and natural gas liquids (in Mbbl)
Questar Exploration & Production                 2,225           2,311           2,340
Wexpro                                             521             555             554
Production revenue
     Natural gas (per Mcf)                    $   2.80       $    2.00       $    1.92
     Oil and natural gas liquids (per bbl)
 Questar Exploration & Production             $  20.50       $   13.92       $   12.70
 Wexpro                                       $  27.43       $   16.84       $   12.64
Wexpro investment base, net
     of deferred income taxes (in millions)   $  124.8       $   108.9       $    97.6
Energy-marketing volumes
    (in thousands of equivalent dth)           105,632         112,982         113,513
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers                  92,969          84,961          72,908
    For Questar Gas                             36,791          32,050          29,893
    For other affiliated customers              25,068          19,659          17,720
                                              ----------------------------------------
        Total gathering                        154,828         136,670         120,521
                                              ========================================

    Gathering revenue (per dth)               $   0.13       $    0.15       $    0.16

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

OPERATING EXPENSES
Operating and maintenance expenses were 34% higher in 2000 primarily due to an increase in the number of gas and oil properties and increased legal costs in the settlement of a major case. Exploration expense increased 49% in 2000 compared with 1999 primarily as a result of drilling dry exploratory wells. Lower dry hole expense caused a 12% decrease in exploration expense in 1999 compared with 1998. Depreciation, depletion and amortization expense (DD&A) increased 16% in 2000 due largely to a 10% increase in natural gas production. The average DD&A rate for oil and gas properties was $.78 per thousand cubic feet equivalent (Mcfe) for 2000, up from $.71 per Mcfe in 1999. Abandonment and impairment of oil and gas properties in 1998 reflects a write off of assets amounting to $14.7 million as a result of lower energy prices. Other taxes, primarily production related, rose 69% in 2000 driven by higher revenues and prices.

INTEREST AND OTHER INCOME
Interest and other income was higher in 2000 due to a $3.9 million pre-tax gain from selling securities available for sale, capitalized financing costs associated with an underground storage project of $1.9 million and $1.4 million of interest earned on qualifying hedging collateral. Gains from selling properties amounted to $4 million in 1999, while sales of securities available for sale generated a $.4 million pre-tax gain.

DEBT EXPENSE
Interest expense increased due to higher short- and long-term borrowing and to higher interest rates in 2000.

INCOME TAXES
The effective combined federal, state and foreign income tax rate was 33.2% in 2000, 28.5% in 1999 and 15.7% in 1998. Income tax rates were below the combined statutory rate of about 40% primarily due to nonconventional fuel credits, which amounted to $4.7 million in 2000, $5.3 million in 1999 and $5.7 million in 1998.

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

Market Resources achieved a five-year average finding cost of $.82 per Mcfe, excluding cost-of-service operations, in 2000 compared with $.86 per Mcfe in 1999.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities (Restated)

                                                        Year Ended December 31,
                                                 2000            1999            1998
                                               ----------------------------------------
                                                           (In Thousands)
Net income                                      $77,808         $43,888         $25,585
Adjustments to net income for noncash
  expenses                                      108,121          86,630          84,763
Changes in operating assets and liabilities     (54,680)          4,914          11,808
                                               ----------------------------------------

Net cash provided from operating activities    $131,249        $135,432        $122,156
                                               ========================================

Net cash provided from operating activities decreased 3% in 2000 when compared with 1999 due to timing differences in accounts receivable and qualifying hedging accounts more than offsetting a 77% increase in net income. The balances in accounts receivable and qualifying hedging accounts increased as a result of higher energy prices. This was partially offset by increases in accounts payable caused by higher energy prices.

Investing Activities (Restated)

Capital expenditures in 2000 primarily reflected exploration for and development of gas and oil reserves and a purchase of a Canadian company with
61.1 Bcfe of proved reserves. Market Resources participated in drilling 316 wells (94 net wells) in 2000 that resulted in 223 gas wells, 18 oil wells, 21 dry holes and 54 wells in progress at year end. The success rate was 92%. The details of capital expenditures for 2000, 1999 and a forecast of 2001 are as follows:

                                                Year Ended December 31,
                                          2001
                                        Forecast          2000            1999
                                       ----------------------------------------
                                                     (In Thousands)
Exploratory drilling                     $2,500            $446          $1,173
Development drilling                     76,000          97,361          64,642
Other exploration                         2,800             342          13,808
Reserve acquisitions                     32,000          65,130           3,704
Production                                5,100           8,382           8,746
Gathering and processing                 28,000           3,330          12,705
Electric generation                      25,000
Storage                                   7,100          11,513           4,108
General                                   1,500             855          19,362
                                       ----------------------------------------
                                       $180,000        $187,359        $128,248
                                       ========================================

Financing Activities

Approximately 79% of the net cash used in investing activities was supplied by net cash flow provided from operating activities. Proceeds from short-term borrowing and cash released from an escrow account provide the remaining sources of funding in 2000. Proceeds from a 1999 sale of nonstrategic gas and oil properties were placed in an escrow account pending a possible reinvestment in other producing properties. When this did not occur, the funds were released from escrow. A sale with similar conditions and amounting to $27 million was finalized in January 2001.

In the third quarter of 2000, Market Resources initiated an unrated commercial-paper program with $100 million of capacity. Commercial-paper borrowings are limited to and supported by available capacity on Market Resources' existing revolving credit facility. Market Resources had a commercial-paper balance of $12.5 million at December 31, 2000.

On March 6, 2001, Market Resources issued, in a public offering, $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. In 1999, Market Resources entered into a long-term revolving-credit facility with a syndication of banks and a $300 million capacity. Market Resources had borrowed $244.4 million as of December 31, 2000 under this arrangement.

QMR's consolidated capital structure consisted of 37% long-term debt and 63% common shareholder's equity at December 31, 2000. The Company's long-term debt has been rated BBB+ by Standard and Poor's and Baa2 by Moody's.

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

         (3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

Exhibit No.    Description
-----------    -----------
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

   3.4.*       Bylaws (as amended effective February 8, 2000.) (Exhibit No.
               3.4. to the Company's Form 10 dated April 12, 2000.)

   4.1.*       Indenture dated as of March 1, 2001, between the Questar
               Market Resources, Inc. and Bank One, NA, as Trustee for the
               Company's 7 1/2% Notes due 2011. (Exhibit No. 4.01. to the
               Company's Current Report on Form 8-K dated March 6, 2001.)

   4.2.*       Form of 7 1/2% Notes due 2011. (Exhibit No. 4.02. to the
               Company's Current Report on Form 8-K dated March 6, 2001.)

   4.3.*       U.S. Credit Agreement, dated April 19, 1999, by and among
               Questar Market Resources, Inc., as U.S. borrower, NationsBank,
               N.A., as U.S. agent, and certain financial institutions, as lenders, with the First Amendment dated May 17, 1999, the Second Amendment dated July 30, 1999, the Third Amendment dated November 30, 1999, the Fourth Amendment dated April 17,
               2000, the Fifth Amendment dated October 6, 2000, and the Sixth
               Amendment dated February 9, 2001. (Exhibit No. 4.1. to the
               Company's Form 10 dated April 12, 2000, for the U. S. Credit
               Agreement, and the First, Second and Third Amendments; Exhibit
               No. 4.1. to the Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments.) The Sixth Amendment is filed with this Report.1

   4.4.* Long-term debt instruments with principal amounts not exceeding 10 percent of QMR's total consolidated assets are not filed as exhibits. The Company will furnish a copy of these agreements to the Commission upon request.

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

   21.*        Subsidiary Information.

   24.*        Power of Attorney

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

                          ANNUAL REPORT ON FORM 10-K/A

                     ITEM 8, ITEM 14(a) (1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2000

                         QUESTAR MARKET RESOURCES, INC.

                              SALT LAKE CITY, UTAH


FORM 10-K/A -- ITEM 14 (a) (1) AND (2)

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

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Questar Market Resources, Inc.

We have audited the accompanying consolidated balance sheets of Questar Market Resources, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income and common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Market Resources, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for oil and gas operations.

Salt Lake City, Utah                               Ernst & Young LLP
March 6, 2001 except for                           /s/ Ernst & Young LLP
Note 1, as to which the
date is November 30, 2001 and
Note 2, as to which the date is July 31, 2001

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Restated)

                                                          Year Ended December 31,
                                                    2000            1999             1998
                                                 ------------------------------------------
                                                              (In Thousands)
REVENUES
  From unaffiliated customers                    $ 649,200       $ 418,603        $ 382,791
  From affiliates                                   92,853          79,708           75,481
                                                 ------------------------------------------
    TOTAL REVENUES                                 742,053         498,311          458,272

OPERATING EXPENSES
  Cost of natural gas and other products sold      369,752         239,201          230,462
  Operating and maintenance                        106,761          79,719           73,460
  Exploration                                        7,917           5,321            6,069
  Depreciation, depletion and amortization          85,025          73,028           64,965
  Abandonment and impairment of oil
     and gas properties                              3,418           7,535           15,137
  Other taxes                                       36,262          21,516           24,988
  Wexpro settlement agreement -
     oil income sharing                              4,758           2,292            1,053
                                                 ------------------------------------------

    TOTAL OPERATING EXPENSES                       613,893         428,612          416,134
                                                 ------------------------------------------

    OPERATING INCOME                               128,160          69,699           42,138

INTEREST AND OTHER  INCOME                           8,412           8,272            2,457

INCOME (LOSS) FROM UNCONSOLIDATED
    AFFILIATES                                       2,776             763             (930)

DEBT EXPENSE                                       (22,922)        (17,363)         (12,631)
                                                 ------------------------------------------

    INCOME FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES              116,426          61,371           31,034

INCOME TAX EXPENSE                                  38,618          17,483            4,886
                                                 ------------------------------------------

    INCOME FROM CONTINUING OPERATIONS               77,808          43,888           26,148
DISCONTINUED OPERATIONS, net of income
taxes of $347                                                                          (563)
                                                 ------------------------------------------

       NET INCOME                                $  77,808       $  43,888        $  25,585
                                                 ==========================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Restated)

ASSETS

                                                                           December 31,
                                                                       2000            1999
                                                                   ----------------------------
                                                                          (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                        $     3,980
  Notes receivable from Questar Corporation                                        $     4,000
  Accounts receivable, net of allowance of
   $1,775 in 2000 and $1,350 in 1999                                   126,030          64,364
  Accounts receivable from affiliates                                   17,427          11,459
  Qualifying hedging collateral                                         48,377
  Federal income taxes recoverable                                       4,976
  Inventories, at lower of average cost or market
    Gas and oil storage                                                  7,618           8,863
    Material and supplies                                                2,298           2,390
  Prepaid expenses and other                                             4,828           4,452
                                                                   ---------------------------
    TOTAL CURRENT ASSETS                                               215,534          95,528

PROPERTY, PLANT AND EQUIPMENT
  Oil and gas properties - successful efforts accounting
    Proved properties                                                  845,485         717,147
    Unproved properties, not being amortized                            55,608          51,624
    Support equipment and facilities                                    13,179          13,408
  Cost-of-service oil and gas operations -
    successful efforts accounting                                      348,403         318,451
  Gathering, processing and marketing                                  137,484         124,691
                                                                   ---------------------------
                                                                     1,400,159       1,225,321

  Less allowances for depreciation, depletion and amortization
    Oil and gas properties - successful efforts accounting             411,506         353,399
    Cost-of-service oil and gas operations -
      successful efforts accounting                                    193,029         180,867
    Gathering, processing and marketing                                 58,388          53,337
                                                                   ---------------------------
                                                                       662,923         587,603
                                                                   ---------------------------

    NET PROPERTY, PLANT AND EQUIPMENT                                  737,236         637,718

INVESTMENT IN UNCONSOLIDATED
    AFFILIATES                                                          15,417          13,301

OTHER ASSETS
  Cash held in escrow account                                            5,387          36,727
  Securities available for sale                                                         10,402
  Other                                                                  4,344             952
                                                                   ---------------------------
                                                                         9,731          48,081
                                                                   ---------------------------

                                                                   $   977,918     $   794,628
                                                                   ===========================

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                          December 31,
                                                      2000            1999
                                                   -------------------------
                                                          (In Thousands)
CURRENT LIABILITIES
  Checks outstanding in excess of cash balances                     $   1,246
  Short-term loans                                 $  12,500
  Notes payable to Questar                            51,000          24,500
  Accounts payable and accrued expenses
    Accounts and other payables                      140,254          67,385
    Accounts payable to affiliates                     3,761           2,952
    Federal income taxes                                               6,232
    Other taxes                                       19,359          14,266
    Interest                                             951           1,443
                                                   -------------------------

      Total accounts payable and accrued expenses    164,325          92,278
                                                   -------------------------

        TOTAL CURRENT LIABILITIES                    227,825         118,024

LONG-TERM DEBT                                       244,377         264,894

DEFERRED INCOME TAXES                                 67,875          38,002

OTHER LIABILITIES                                     13,847          14,674

MINORITY INTEREST                                      5,483           2,529

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
  Common stock - par value $1 per share;
   authorized, 25,000,000 shares; issued
   and outstanding, 4,309,427 shares                   4,309           4,309
  Additional paid-in capital                         116,027         116,027
  Retained earnings                                  299,420         238,912
  Cumulative other comprehensive loss                 (1,245)         (2,743)
                                                   -------------------------
                                                     418,511         356,505
                                                   -------------------------


                                                   $ 977,918       $ 794,628
                                                   =========================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Restated)

                                                                                              Cumulative
                                                              Additional                         Other          Compre-
                                                Common          Paid-in        Retained      Comprehensive      hensive
                                                 Stock          Capital        Earnings      Income (loss)      Income
                                               -------------------------------------------------------------------------
                                                                             (In Thousands)
Balance at January 1, 1998                     $ 4,309       $ 116,027       $ 200,034       $      (19)
  1998 net income                                                               25,585                         $ 25,585
  Cash dividends                                                               (15,900)
  Foreign currency translation adjustment,
   net of income taxes of $214                                                                      396             396
                                               -------------------------------------------------------------------------

Balance at December 31, 1998                     4,309         116,027         209,719              377        $ 25,981
                                                                                                               ========
  1999 net income                                                               43,888                          $43,888
  Cash dividends                                                               (16,600)
  Dividend of shares of Questar Energy
   Services                                                                      1,905
  Unrealized loss on securities available for
   sale, net of income taxes of $1,557                                                           (2,515)         (2,515)
  Foreign currency translation adjustment,
   net of income taxes of $327                                                                     (605)           (605)
                                               -------------------------------------------------------------------------

Balance at December 31, 1999                     4,309         116,027         238,912           (2,743)       $ 40,768
                                                                                                               ========
  2000 net income                                                               77,808                          $77,808
  Cash dividends                                                               (17,300)
  Unrealized gain on securities available for
   sale, net of income taxes of $1,557                                                            2,515           2,515
  Foreign currency translation adjustment,
   net of income taxes of $949                                                                   (1,017)         (1,017)
                                               ------------------------------------------------------------------------

Balance at December 31, 2000                   $ 4,309       $ 116,027       $ 299,420       $   (1,245)       $ 79,306
                                               ========================================================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

                                                                       Year Ended December 31,
                                                               2000            1999             1998
                                                           --------------------------------------------
                                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                                 $   77,808      $   43,888       $   25,585
  Adjustments to reconcile net income to net cash
      provided from operating activities
    Depreciation, depletion and amortization                   85,733          75,570           65,541
    Deferred income taxes                                      22,818           7,979            1,693
    Abandonment and impairment of oil and gas properties        3,418           7,535           15,137
    (Income) loss from unconsolidated affiliates,
     net of cash distributions                                 (2,117)            (66)           1,211
    (Gain) loss from sale of properties and securities         (1,731)         (4,388)           1,181
  Changes in operating assets and liabilities
    Accounts receivable and qualifying hedging collateral    (112,757)         (2,631)          20,572
    Inventories                                                 1,337            (468)          (4,996)
    Prepaid expenses and other                                   (423)            (83)             555
    Accounts payable and accrued expenses                      74,226           5,655           (7,002)
    Federal income taxes                                      (11,207)            127            2,399
    Other assets                                               (3,125)           (783)            (628)
    Other liabilities                                          (2,731)          3,097              908
                                                           -------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                   131,249         135,432          122,156

INVESTING ACTIVITIES
Capital expenditures
  Purchase of property, plant and equipment                  (187,359)       (103,384)        (246,801)
  Other investments                                                           (24,864)          (1,875)
                                                           -------------------------------------------
                                                             (187,359)       (128,248)        (248,676)
Proceeds from disposition of property,
 plant and equipment                                            2,254          37,888            7,647
Proceeds from sale of securities                               18,424           1,214
                                                           -------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                        (166,681)        (89,146)        (241,029)

FINANCING ACTIVITIES
Change in notes receivable from Questar                         4,000          21,100            8,400
Change in notes payable to Questar                             26,500         (97,300)          77,500
Increase in short-term debt                                    12,500
Change in cash in escrow                                       31,340         (36,727)
Checks written in excess of cash balances                      (1,246)          1,246
Issuance of long-term debt                                     61,725         275,000           64,343
Payment of long-term debt                                     (80,087)       (195,000)         (14,283)
Other financing                                                 2,955
Payment of dividends                                          (17,300)        (16,600)         (15,900)
                                                           -------------------------------------------
NET CASH PROVIDED FROM (USED IN) FINANCING
  ACTIVITIES                                                   40,387         (48,281)         120,060
  Foreign currency translation adjustments                       (975)            101             (307)
                                                           -------------------------------------------
Change in cash and cash equivalents                             3,980          (1,894)             880
Beginning cash and cash equivalents                                             1,894            1,014
                                                           -------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                           $    3,980      $        -       $    1,894
                                                           ===========================================

See notes to consolidated financial statements.

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

WEXPRO SETTLEMENT AGREEMENT - OIL INCOME SHARING: Wexpro settlement agreement-oil income sharing represents payments made to Questar Gas for its share of the income from oil and NGL products associated with cost of service oil properties pursuant to the terms of the Wexpro settlement agreement (Note
9).

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

CHANGE IN METHOD OF ACCOUNTING FOR GAS AND OIL PROPERTIES: On July 1, 2001, Questar Market Resources (QMR) elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by an acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimizes asset write-downs caused by temporary declines in gas and oil prices and reflects impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

As a result, prior years and interim financial statements have been retroactively restated to reflect this change in accounting method. The effect, net of income taxes, was a reduction of retained earnings recorded retroactively as of December 31, 1997, of $38.9 million. This resulted from a reduction of net property, plant and equipment in the amount of $65.9 million and a reduction of deferred income taxes of $27.0 million. As a result of the change in accounting method, previously reported earnings decreased $7.2 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively, and increased $9.4 million for the year ended December 31, 1998.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. The Company uses the successful efforts accounting method for its gas and oil exploration and development activities.

OIL AND GAS PROPERTIES
Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions, successful exploratory wells, and successful and unsuccessful development wells. Also, the costs of related support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. Unproved leaseholds costs are capitalized and reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Leasehold costs are amortized on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with oil and gas properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment for producing properties are accrued as part of depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate.

COST-OF-SERVICE OIL AND GAS OPERATIONS
As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain "cost of service" oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost of service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see Note 9). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost of service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Capitalized costs are amortized on an individual field basis using the unit-of-production method based upon proved developed oil and gas reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are accrued as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate.

GATHERING, PROCESSING AND MARKETING
The investments in gathering facilities, processing plants and other general support property, plant and equipment are generally depreciated using the straight-line method based upon estimated useful lives ranging from 3 to 20 years.

SFAS 121
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in evaluating impairment of properties.

DEPRECIATION, DEPLETION AND AMORTIZATION

                                                                        For the year ended December 31,
                                                                      2000            1999             1998
                                                                   -------------------------------------------
                                                                                 (In Thousands)
Depreciation., depletion and amortization expense
 Oil and gas properties (Restated)                                  $ 65,169        $ 55,477         $ 48,603
 Cost-of-service oil and gas operations                               13,922          12,665           11,379
 Gathering, processing and marketing                                   5,934           4,886            4,983
                                                                   -------------------------------------------
                                                                    $ 85,025        $ 73,028         $ 64,965
                                                                   ===========================================

Average depreciation, depletion and amortization rates per Mcf equivalent for the 12 months ended December 31, were as follows:


                                                                             2000            1999             1998
                                                                           -----------------------------------------
  Oil and gas properties (Restated)
    U.S.                                                                    $ 0.73          $ 0.72           $ 0.74
    Canada (in U.S. dollars)                                                  1.12            0.63             0.71
     Combined U.S. and Canada                                                 0.78            0.71             0.74
  Cost-of-service oil and gas operations                                    $ 0.44          $ 0.42           $ 0.39


CAPITALIZED INTEREST AND ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: When applicable, the Company capitalizes interest costs, during the construction period of plant and equipment. Gross debt expense aggregated $22,922,000, $17,363,000, and $13,249,000, in 2000, 1999 and 1998, respectively. Debt expense was reduced by $618,000 of capitalized interest in 1998. Under provisions of the Wexpro settlement agreement, the Company capitalizes an allowance for funds used during construction (AFUDC) on cost-of-service construction projects. The FERC requires the capitalization of AFUDC during the construction period of plant and equipment. AFUDC amounted to $2,163,000, $357,000, and $745,000, in 2000, 1999,
and 1998, respectively, and is included in Interest and Other Income in the Consolidated Statements of Income.

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

The balances of cumulative other comprehensive losses for the 12 months ended December 31, were as follows:

                                                                        2000            1999
                                                                   --------------------------------
                                                                            (In Thousands)
Unrealized loss on securities                                                              ($2,515)
Foreign currency translation adjustment (Restated)                         ($1,245)           (228)
                                                                   --------------------------------
  Cumulative other comprehensive loss                                      ($1,245)        ($2,743)
                                                                   ================================


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

ACQUISITIONS: On January 26, 2000, a subsidiary of QMR acquired 100% of the outstanding shares of Canor Energy Ltd from NI Canada ULC, a subsidiary of Northwest Natural Gas Co. for cash of $61 million (US) plus the assumption of $5.4 million of short-term debt. The transaction was accounted for as a purchase. Canor owns an interest in more than 800 wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves were estimated at the time of purchase at 61.1 billion cubic feet equivalent.

RECLASSIFICATIONS: Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

Note 2 - Subsequent Event - Acquisition

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

Note 3 - Debt

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

Note 4 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:


                                                          December 31, 2000               December 31, 1999
                                                   -----------------------------------------------------------------
                                                      Carrying        Estimated       Carrying        Estimated
                                                        Value        Fair Value         Value         Fair Value
                                                   -----------------------------------------------------------------
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


The Company used the following methods and assumptions in estimating fair values: (1) Cash and cash equivalents, notes receivable and short-term loans -the carrying amount approximates fair value; (2) Long-term debt - the carrying amount of variable-rate debt approximates fair value; (3) Gas and oil price hedging contracts - the fair value of contracts is based on market prices as posted on the NYMEX from the last trading day of the year.

The average price of the oil contracts at December 31, 2000, was $18.30 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to Company-owned production where basis adjustments would result in a net to the well price of $17.20 per barrel. The average price of the gas contracts at December 31, 2000 was $3.87 per MMBtu representing the average of contracts with different terms including fixed, various "into the pipe" postings and NYMEX references. Gas-hedging contracts were in place for Market Resources-owned production and gas-marketing transactions. After adjustments for transportation and heat-value associated with the hedged production of Company-owned gas, the resulting price would be between $2.90 and $3.15 per Mcf, net back to the well, as of December 31, 2000.

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

CREDIT RISK
The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Mid-continent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from non-performance are unlikely to occur.

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

Note 5 - Income Taxes (Restated)

The components of income taxes for years ended December 31 were as follows:


                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                    (In Thousands)
Federal
    Current                                                $13,678         $11,411          $4,263
    Deferred                                                19,947           4,430           2,578
State
    Current                                                  1,129           1,568             228
    Deferred                                                 1,763             959           1,166
Foreign                                                      2,101            (885)         (3,349)
                                                   ------------------------------------------------
                                                           $38,618         $17,483          $4,886
                                                   ================================================


The difference between income tax expense and the tax computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes is explained as follows:

                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                   (In Thousands)
Income from continuing operations
    before income taxes                                   $116,426         $61,371         $31,034
                                                   ================================================

Federal income taxes at statutory rate                     $40,749         $21,480         $10,862
State income taxes, net of federal
    income tax benefit                                       1,823           1,636             536

Nonconventional fuel credits                                (4,655)         (5,282)         (5,736)
Foreign income taxes                                           723            (189)           (964)
Other                                                          (22)           (162)            188
                                                   ------------------------------------------------
    Income taxes                                           $38,618         $17,483          $4,886
                                                   ================================================

Effective income tax rate                                    33.2%           28.5%           15.7%

Significant components of the Company's deferred income taxes at December 31 were as follows:


                                                        2000            1999
                                                   --------------------------------
                                                           (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                            $77,737         $52,319
  Other                                                        775             589
                                                   --------------------------------
   Total deferred tax liabilities                           78,512          52,908
Deferred tax assets
   Alternative minimum tax and
     nonconventional fuel credit
     carryforwards                                                           2,468
   Reserves, compensation plans and other                   10,637          12,438
                                                   --------------------------------
                                                            10,637          14,906
                                                   --------------------------------
    Net deferred income taxes                              $67,875         $38,002
                                                   ================================

The Company paid $25,586,000 in 2000 and $7,183,000 in 1999 for income taxes. In 1998, Market Resources received $1,856,000 in settlement of income taxes.

Note 6 - Litigation and Commitments

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


Total minimum future rental payments have not been reduced for sublease rental receipts of $187,000, and $24,000, which are expected to be received in the years ended December 31, 2001, and 2002, respectively. Total rental expense amounted to $2,087,000 in 2000, $1,804,000 in 1999 and $1,397,000 in 1998.
Sublease rental receipts were $118,000 in 2000 and $94,000 in 1999.
Note 7 - Employment Benefits

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

Note 8 - Related Party Transactions

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

Note 9 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.64%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

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

Note 10 - Business Segment Information

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

                                                              Year Ended December 31,
                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                    (In Thousands)

Revenues from Unaffiliated Customers
  Exploration and production                             $ 245,728       $ 162,475       $ 135,509
  Cost of service                                           15,179           8,844          10,025
  Gathering, processing and marketing                      388,293         247,284         237,257
                                                   ------------------------------------------------
                                                         $ 649,200       $ 418,603       $ 382,791
                                                   ================================================

Revenues from Affiliated Companies
  Exploration and production                             $      18        $      -       $       -
  Cost of service                                           73,721          62,335          58,581
  Gathering, processing and marketing                       19,114          17,373          16,900
                                                   ------------------------------------------------
                                                         $  92,853        $ 79,708       $  75,481
                                                   ================================================

Depreciation, Depletion and Amortization Expense (Restated)
  Exploration and production                             $  65,169        $ 55,477       $  48,603
  Cost of service                                           13,922          12,665          11,379
  Gathering, processing and marketing                        5,934           4,886           4,983
                                                   ------------------------------------------------
                                                         $  85,025        $ 73,028        $ 64,965
                                                   ================================================

Operating Income (Restated)
  Exploration and production                             $  77,919        $ 30,327        $ 10,446
  Cost of service                                           38,502          32,948          28,218

  Gathering, processing and marketing                       11,739           6,424           3,474
                                                   ------------------------------------------------
                                                         $ 128,160        $ 69,699        $ 42,138
                                                   ================================================

                                                               Year Ended December 31,
                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                   (In Thousands)

Interest and Other Income (Restated)
  Exploration and production                              $    387        $  6,209        $  1,075
  Cost of service                                              472             534             971
  Gathering, processing and marketing                        7,553           1,529             411
                                                   ------------------------------------------------
                                                          $  8,412        $  8,272        $  2,457
                                                   ================================================
Debt Expense
  Exploration and production                              $ 17,976        $ 14,770        $ 11,552
  Cost of service                                              721             582             149
  Gathering, processing and marketing                        4,225           2,011             930
                                                   ------------------------------------------------
                                                          $ 22,922        $ 17,363        $ 12,631
                                                   ================================================
Income Taxes (Restated)
  Exploration and production                              $ 18,483        $  2,936        $ (6,197)
  Cost of service                                           13,873          12,020          10,387
  Gathering, processing and marketing                        6,262           2,527             696
                                                   ------------------------------------------------
                                                          $ 38,618        $ 17,483        $  4,886
                                                   ================================================

Income From Continuing Operations (Restated)
  Exploration and production                              $ 42,137        $ 18,830        $  6,166
  Cost of service                                           24,380          20,880          18,653
  Gathering, processing and marketing                       11,291           4,178           1,329
                                                   ------------------------------------------------
                                                          $ 77,808        $ 43,888        $ 26,148
                                                   ================================================
Fixed Assets - Net (Restated)
  Exploration and production                             $ 502,766        $428,780        $447,145
  Cost of service                                          155,374         137,584         129,573
  Gathering, processing and marketing                       79,096          71,354          69,055
                                                   ------------------------------------------------
                                                         $ 737,236        $637,718        $645,773
                                                   ================================================
Capital Expenditures (Restated)
  Exploration and production                             $ 140,487        $ 75,842        $213,738
  Cost of service                                           32,048          21,076          26,653
  Gathering, processing and marketing                       14,824          31,330           8,285
                                                   ------------------------------------------------
                                                         $ 187,359        $128,248        $248,676
                                                   ================================================
GEOGRAPHIC INFORMATION
 Revenues
  United States                                          $ 703,981       $ 485,995       $ 447,798
  Canada                                                    38,072          12,316          10,474
                                                   ------------------------------------------------
                                                         $ 742,053       $ 498,311       $ 458,272
                                                   ================================================
 Fixed Assets - Net (Restated)
  United States                                          $ 648,089       $ 611,075       $ 619,146
  Canada                                                    89,147          26,643          26,627
                                                   ------------------------------------------------

                                                         $ 737,236       $ 637,718       $ 645,773
                                                   ================================================

Note 11 - Supplemental Oil and Gas Information (Unaudited)

The Company uses the successful efforts accounting method for its oil and gas exploration and development activities. As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost-of-service oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 9).

Oil and Gas Exploration and Development Activities: The following information is provided with respect to Questar's oil and gas exploration and development activities, located in the United States and Canada.

CAPITALIZED COSTS (RESTATED)

The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation and amortization follow:

                                                                   -------------------------------------------------
As of December 31,                                                    United States       Canada           Total
-------------------                                                -------------------------------------------------
                                                                                       (In Thousands)
2000
----
  Proved properties                                                       $732,078        $113,407         $845,485
  Unproved properties                                                       30,940          24,668           55,608
  Support equipment and facilities                                          12,002           1,177           13,179
                                                                   -------------------------------------------------
                                                                           775,020         139,252          914,272
  Accumulated depreciation, depletion and amortization                     361,401          50,105          411,506
                                                                   -------------------------------------------------
                                                                          $413,619         $89,147         $502,766
                                                                   =================================================

1999
----
  Proved properties                                                       $663,051         $54,096         $717,147
  Unproved properties                                                       41,654           9,970           51,624
  Support equipment and facilities                                          12,418             990           13,408
                                                                   -------------------------------------------------
                                                                           717,123          65,056          782,179
  Accumulated depreciation, depletion and amortization                     314,986          38,413          353,399
                                                                   -------------------------------------------------
                                                                          $402,137         $26,643         $428,780
                                                                   =================================================

1998
----
  Proved properties                                                       $656,085         $47,069         $703,154
  Unproved properties                                                       34,736          11,478           46,214
  Support equipment and facilities                                          13,949             929           14,878
                                                                   -------------------------------------------------
                                                                           704,770          59,476          764,246
  Accumulated depreciation, depletion and amortization                     284,252          32,849          317,101
                                                                   -------------------------------------------------
                                                                          $420,518         $26,627         $447,145
                                                                   =================================================

COSTS INCURRED (RESTATED)

The following costs were incurred in oil and gas exploration and development activities:

                                                   ------------------------------------------------
Year Ended December 31,                              United States       Canada           Total
------------------------                           ------------------------------------------------
                                                                     (In Thousands)
2000
----
Property acquisition
Unproved                                                  $  3,054         $14,703        $ 17,757
Proved                                                       1,202          31,058          32,260
Exploration                                                  6,433           3,664          10,097
Development                                                 64,582          29,478          94,060
                                                   ------------------------------------------------
                                                          $ 75,271         $78,903        $154,174
                                                   ================================================
1999
----
Property acquisition
Unproved                                                  $ 12,565         $   337        $ 12,902
Proved                                                       2,367              17           2,384
Exploration                                                  8,402             323           8,725
Development                                                 53,347           3,608          56,955
                                                   ------------------------------------------------
                                                          $ 76,681         $ 4,285        $ 80,966
                                                   ================================================
1998
----
Property acquisition
Unproved                                                  $ 29,343         $   144        $ 29,487
Proved                                                     126,723           3,131         129,854
Exploration                                                 10,187           2,122          12,309
Development                                                 42,875           4,477          47,352
                                                   ------------------------------------------------
                                                          $209,128         $ 9,874        $219,002
                                                   ================================================

RESULTS OF OPERATIONS (RESTATED)

Following are the results of operations of Market Resources' oil and gas exploration and development activities, before corporate overhead and interest expenses. In 1998, oil and gas properties were written down due to lower energy prices.

                                                   ------------------------------------------------
                                                        United
                                                        States          Canada           Total
                                                   ------------------------------------------------
Year Ended December 31, 2000                                         (In Thousands)
----------------------------
Revenues
   From unaffiliated customers                            $207,656         $38,072        $245,728
   From affiliates                                              18                              18
                                                   ------------------------------------------------
      Total revenues                                       207,674          38,072         245,746
                                                   ------------------------------------------------
Production expenses                                         49,116           9,370          58,486
Exploration                                                  5,533           2,442           7,975
Depreciation, depletion and amortization                    51,973          13,196          65,169
Abandonment and impairment of oil
and gas properties                                           2,327           1,091           3,418
                                                   ------------------------------------------------
Total expenses                                             108,949          26,099         135,048
                                                   ------------------------------------------------
Revenues less expenses                                      98,725          11,973         110,698
Income taxes - Note A                                       31,972           5,580          37,552
                                                   ------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                        $ 66,753         $ 6,393         $73,146
                                                   ================================================

                                                   ------------------------------------------------
                                                        United
                                                        States          Canada           Total
                                                   ------------------------------------------------
                                                                    (In Thousands)

Year Ended December 31, 1999
------------------------------------               ------------------------------------------------
Revenues                                                  $150,159         $12,316        $162,475
                                                   ------------------------------------------------
Production expenses                                         41,948           3,681          45,629
Exploration                                                  4,803             321           5,124
Depreciation, depletion and amortization                    51,927           3,550          55,477
Abandonment and impairment of oil
and gas properties                                           5,542           1,993           7,535
                                                   ------------------------------------------------
Total expenses                                             104,220           9,545         113,765
                                                   ------------------------------------------------
Revenues less expenses                                      45,939           2,771          48,710
Income taxes - Note A                                       12,313           1,233          13,546
                                                   ------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                        $ 33,626         $ 1,538        $ 35,164
                                                   ================================================

Year Ended December 31, 1998
------------------------------------               ------------------------------------------------
Revenues                                                  $125,035         $10,474        $135,509
                                                   ------------------------------------------------
Production expenses                                         38,788           3,004          41,792
Exploration                                                  4,434           1,332           5,766
Depreciation, depletion and amortization                    45,301           3,302          48,603
Abandonment and impairment of oil
and gas properties                                          10,045           5,092          15,137
                                                   ------------------------------------------------
Total expenses                                              98,568          12,730         111,298
                                                   ------------------------------------------------
Revenues less expenses                                      26,467          (2,256)         24,211
Income taxes - Note A                                        5,514            (896)          4,618
                                                   ------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                        $ 20,953         $(1,360)       $ 19,593
                                                   ================================================

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

                                                     Natural Gas                                         Oil
                                                     -----------                                         ---
                                    United States      Canada           Total       United States       Canada           Total
                                    ------------------------------------------------------------------------------------------------
                                                        (MMcf)                                          (MBbl)
Proved Reserves
---------------
Balance at January 1, 1998                 357,529          21,134         378,663          12,664            2,435          15,099
Revisions of estimates                         378          (3,568)         (3,190)         (3,165)             238          (2,927)
Extensions and discoveries                  28,598           1,984          30,582             442              261             703
Purchase of reserves in place              129,207           5,110         134,317           3,720               71           3,791
Sale of reserves in place                     (440)                           (440)            (76)                             (76)
Production                                 (48,584)         (2,725)        (51,309)         (1,936)            (404)         (2,340)
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 1998               466,688          21,935         488,623          11,649            2,601          14,250
Revisions of estimates                       4,155            (106)          4,049           4,031              372           4,403
Extensions and discoveries                  77,737           1,720          79,457             794              257           1,051
Purchase of reserves in place               17,020                          17,020             130                              130
Sale of reserves in place                  (11,984)                        (11,984)         (3,665)                          (3,665)
Production                                 (59,839)         (2,873)        (62,712)         (1,876)            (435)         (2,311)
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 1999               493,777          20,676         514,453          11,063            2,795          13,858
Revisions of estimates                      25,662          (7,890)         17,772             221              (64)            157
Extensions and discoveries                 123,155           2,511         125,666           1,532              208           1,740
Purchase of reserves in place                  846          52,000          52,846               1            1,520           1,521
Sale of reserves in place                   (1,885)                         (1,885)            (17)                             (17)
Production                                 (61,722)         (7,241)        (68,963)         (1,484)            (741)         (2,225)
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 2000               579,833          60,056         639,889          11,316            3,718          15,034
                                    ================================================================================================


Proved-Developed Reserves
--------------------------
Balance at January 1, 1998                 300,550          16,670         317,220          10,769            1,851          12,620
Balance at December 31, 1998               411,826          17,835         429,661          10,443            2,281          12,724
Balance at December 31, 1999               412,008          17,076         429,084           9,897            2,565          12,462
Balance at December 31, 2000               434,122          55,623         489,745           9,696            3,077          12,773

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (RESTATED)

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

Year Ended December 31,                             United States      Canada           Total
-----------------------
                                                   ------------------------------------------------
                                                                   (In Thousands)
2000
----
Future cash inflows                                     $5,412,945        $568,771      $5,981,716
Future production costs                                   (955,827)        (73,583)     (1,029,410)
Future development costs                                  (107,355)         (2,900)       (110,255)
Future income tax expenses                              (1,489,267)       (182,537)     (1,671,804)
                                                   ------------------------------------------------
  Future net cash flows                                  2,860,496         309,751       3,170,247

10% annual discount to reflect
timing of net cash flows                                (1,316,114)       (136,445)     (1,452,559)
                                                   ------------------------------------------------
Standardized measure of discounted
future net cash flows                                   $1,544,382        $173,306      $1,717,688
                                                   ================================================

1999
----
Future cash inflows                                     $1,332,761        $108,990      $1,441,751
Future production costs                                   (398,591)        (28,280)       (426,871)
Future development costs                                   (61,034)         (3,146)        (64,180)
Future income tax expenses                                (188,988)        (10,353)       (199,341)
                                                   ------------------------------------------------
  Future net cash flows                                    684,148          67,211         751,359
10% annual discount to reflect
timing of net cash flows                                  (280,911)        (23,652)       (304,563)
                                                   ------------------------------------------------
Standardized measure of discounted
future net cash flows                                     $403,237         $43,559        $446,796
                                                   ================================================

1998
----
Future cash inflows                                       $982,404         $66,885      $1,049,289
Future production costs                                   (320,355)        (22,088)       (342,443)
Future development costs                                   (45,138)           (696)        (45,834)
Future income tax expenses                                 (84,868)                        (84,868)
                                                   ------------------------------------------------
  Future net cash flows                                    532,043          44,101         576,144
10% annual discount to reflect
timing of net cash flows                                  (212,959)        (14,809)       (227,768)
                                                   ------------------------------------------------
Standardized measure of discounted
future net cash flows                                     $319,084         $29,292        $348,376
                                                   ================================================

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                               Year Ended December 31,
                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                   (In Thousands)

Beginning balance                                         $446,796        $348,376        $300,994
    Sales of oil and gas produced, net
      of production costs                                 (187,260)       (116,846)        (93,717)
    Net changes in prices and
      production costs                                   1,637,549         171,392         (53,613)
    Extensions and discoveries, less
      related costs                                        492,398          79,511          24,120
    Revisions of quantity estimates                         70,155          28,665         (14,399)
    Purchase of reserves in place                           32,260           2,384         129,854
    Sale of reserves in place                               (1,867)        (33,043)           (540)
    Accretion of discount                                   44,680          34,837          30,099
    Net change in income taxes                            (776,276)        (61,807)          5,632
    Change in production rate                              (50,077)         (8,859)          6,728
    Other                                                    9,330           2,186          13,218
                                                   ------------------------------------------------
    Net change                                           1,270,892          98,420          47,382
                                                   ------------------------------------------------
Ending balance                                          $1,717,688        $446,796        $348,376
                                                   ================================================

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


CAPITALIZED COSTS

Capitalized costs for cost-of-service oil and gas properties net of the related accumulated depreciation and amortization were as follows:

                                                                    December 31,
                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                   (In Thousands)

Proved properties                                         $348,403        $318,451        $297,809
Accumulated depreciation and amortization                  193,029         180,867         168,236
                                                   ------------------------------------------------
                                                          $155,374        $137,584        $129,573
                                                   ================================================

COSTS INCURRED

Costs incurred by Wexpro for cost-of-service oil and gas producing activities were $32,066,000 in 2000, $21,273,000 in 1999 and $26,956,000 in 1998.

RESULTS OF OPERATIONS

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                                              Year Ended December 31,
                                                        2000            1999            1998
                                                   ------------------------------------------------
                                                                    (In Thousands)
Revenues
From unaffiliated companies                                $15,179          $8,844         $10,025
From affiliates - Note A                                    73,721          62,335          58,581
                                                   ------------------------------------------------
         Total revenues                                     88,900          71,179          68,606

Production expenses                                         27,861          18,548          22,439
Depreciation and amortization                               13,922          12,665          11,379
                                                   ------------------------------------------------
        Total expenses                                      41,783          31,213          33,818
                                                   ------------------------------------------------

Revenues less expenses                                      47,117          39,966          34,788
Income taxes                                                16,923          14,602          12,441
                                                   ------------------------------------------------
        Results of operations before corporate
        overhead and interest expenses                     $30,194         $25,364         $22,347
                                                   ================================================

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved-undeveloped reserves that may exist.

                                                     Natural Gas         Oil
                                                   --------------------------------
                                                       (MMcf)          (MBbl)

Proved Developed Reserves
---------------------------
Balance at January 1, 1998                                 337,179           3,049
  Revisions of estimates                                    15,017             (46)
  Extensions and discoveries                                25,077             333
  Production                                               (37,138)           (613)
                                                   --------------------------------
Balance at December 31, 1998                               340,135           2,723
  Revisions of estimates                                     5,699             976
  Extensions and discoveries                                46,739             213
  Production                                               (38,890)           (623)
                                                   --------------------------------
Balance at December 31, 1999                               353,683           3,289
  Revisions of estimates                                    16,523             504
  Extensions and discoveries                                50,351             234
  Production                                               (41,546)           (579)
                                                   --------------------------------
Balance at December 31, 2000                               379,011           3,448
                                                   ================================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of December 2001.

                                      QUESTAR MARKET RESOURCES, INC.
                                      (Registrant)



                                 By /s/ G. L. Nordloh
                                    -----------------------------------
                                    G. L. Nordloh
                                    President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ G. L. Nordloh                       President & Chief Executive Officer;
------------------------                Director (Principal Executive Officer)
G. L. Nordloh


/s/ S. E. Parks                         Vice President, Treasurer and Chief
------------------------                Financial Officer (Principal
S. E. Parks                             Financial Officer)


/s/ B. Kurtis Watts                     Manager, Accounting
------------------------                (Principal Accounting Officer)
B. Kurtis Watts


*R. D. Cash                             Chairman of the Board; Director
*Teresa Beck                            Director
*Patrick J. Early                       Director
*G. L. Nordloh                          Director
*Keith O. Rattie                        Director


December 11, 2001                   *By /s/ G. L. Nordloh
-------------------                     -------------------------------
    Date                                G. L. Nordloh, Attorney in Fact
