Form 10-Q/A
period 2001-03-31
QUESTAR MARKET RESOURCES INC
filed 2002-02-19
CIK 1108827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Registrant meets the conditions set forth in General Instruction H(a)(1) and
(b) of Form 10-Q and is filing this Form 10-Q/A with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Restated)
(Unaudited)

                                                      3 Months Ended
                                                         March 31,
                                                   2001           2000
                                                ---------       ---------
                                                     (In Thousands)
REVENUES                                        $ 258,846       $ 141,761

OPERATING EXPENSES
  Cost of natural gas and other
     products sold                                141,580          63,893
  Operating and maintenance                        23,719          22,914
  Exploration                                       1,617           3,255
  Depreciation, depletion and amortization         20,839          21,213
  Other taxes                                      16,837           7,314
  Wexpro settlement agreement - oil
     income sharing                                 1,179             984
                                                ---------       ---------
    TOTAL OPERATING EXPENSES                      205,771         119,573
                                                ---------       ---------
    OPERATING INCOME                               53,075          22,188

INTEREST AND OTHER INCOME                          11,951           1,203

MINORITY INTEREST                                      62

INCOME FROM UNCONSOLIDATED AFFILIATES                  49             999

DEBT EXPENSE                                       (4,985)         (5,370)
                                                ---------       ---------
INCOME BEFORE INCOME TAXES                         60,152          19,020

INCOME TAXES                                       21,808           5,633
                                                ---------       ---------
     NET INCOME                                 $  38,344       $  13,387
                                                =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Restated)

                                                          March 31,        December 31,
                                                            2001              2000
                                                         (Unaudited)
                                                         -----------       -----------
                                                                (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                $     3,980
  Notes receivable from Questar Corp.                    $    20,300
  Accounts receivable, net                                   121,660           148,433
  Qualifying hedging collateral                                7,338            48,377
  Inventories, at lower of average cost or market -
     Gas and oil storage                                         345             7,618
     Materials and supplies                                    3,725             2,298
  Prepaid expenses and other                                   7,251             4,828
                                                         -----------       -----------
    Total current assets                                     160,619           215,534
                                                         -----------       -----------
Property, plant and equipment                              1,387,687         1,400,159
Less accumulated depreciation, depletion
  and amortization                                           668,808           662,923
                                                         -----------       -----------
    Net property, plant and equipment                        718,879           737,236
                                                         -----------       -----------
Investment in unconsolidated affiliates                       15,255            15,417
Other assets
    Cash held in escrow account                               26,518             5,387
    Other                                                      3,119             4,344
                                                         -----------       -----------
                                                              29,637             9,731
                                                         -----------       -----------
                                                         $   924,390       $   977,918
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance           $       741
  Short-term loans                                                         $    12,500
  Notes payable to Questar Corp.                              10,500            51,000
  Accounts payable and accrued expenses                      142,410           164,325
  Hedging liability                                           52,011
                                                         -----------       -----------
    Total current liabilities                                205,662           227,825
                                                         -----------       -----------
Long-term debt                                               229,414           244,377
Other liabilities                                              8,758            13,847
Deferred income taxes                                         56,301            67,875
Minority interest                                              5,325             5,483
Common shareholder's equity
  Common stock                                                 4,309             4,309
  Additional paid-in capital                                 116,027           116,027
  Retained earnings                                          333,440           299,420
  Cumulative other comprehensive loss                        (34,846)           (1,245)
                                                         -----------       -----------
    Total common shareholder's equity                        418,930           418,511
                                                         -----------       -----------
                                                         $   924,390       $   977,918
                                                         ===========       ===========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)
(Unaudited)

                                                          3 Months Ended
                                                             March 31,
                                                       2001             2000
                                                     ---------       ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  38,344       $  13,387
  Depreciation, depletion and amortization              21,018          21,384
  Deferred income taxes                                  9,538          (1,379)
  (Income) loss from unconsolidated
    affiliates, net of cash distributions                  162            (924)
  Changes in operating assets
    and liabilities                                     45,474          (4,494)
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                         114,536          27,974

INVESTING ACTIVITIES
   Capital expenditures                                (23,408)        (78,164)
   Proceeds from disposition of property,
     plant and equipment                                15,837           1,238
                                                     ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES           (7,571)        (76,926)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.        (20,300)          4,000
  Change in notes payable to Questar Corp.             (40,500)         25,200
  Checks outstanding in excess of cash balance             741          (1,246)
  Change in short-term loans                           (12,500)
  Cash in escrow account                               (21,131)           (583)
  Long-term debt issued                                185,000          33,402
  Long-term debt repaid                               (197,569)         (5,000)
  Other                                                   (159)
  Payment of dividends                                  (4,325)         (4,325)
                                                     ---------       ---------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                        (110,743)         51,448
  Foreign currency translation adjustment                 (202)           (290)
                                                     ---------       ---------
    Change in cash and cash equivalents                 (3,980)          2,206
    Beginning cash and cash equivalents                  3,980
                                                     ---------       ---------
    Ending cash and cash equivalents                 $      --       $   2,206
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Restated)
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the nature of the business, the results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000,

Note 2 - Change in Method of Accounting for Gas and Oil Properties

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

As a result of this change in accounting method, prior year and interim financial statements have been retroactively restated. The effect of the change in accounting method on previously reported earnings was an increase in net income of $4.4 million for the three-month period ended March 31, 2001 and a decrease in net income of $1.7 million in the three-month period ended March 31, 2000.

Note 3 - Subsequent Event - Acquisition

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


Note 4 - Financing

On March 6, 2001, Market Resources in a public offering issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt. On January 16, 2002, QMR issued $200 million of 7% notes due 2007 and used the proceeds to repay existing debt. The notes were issued through a private placement; however, QMR intends to register the notes.

Note 5 - Operations By Line of Business

                                               3 Months Ended
                                                  March 31,
                                             2001          2000
                                           --------      --------
                                               (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production               $ 78,320      $ 49,509
  Cost of service                             5,066         3,844
  Gathering, processing and marketing       147,479        66,118
                                           --------      --------
                                           $230,865      $119,471
                                           ========      ========

REVENUES FROM AFFILIATED COMPANIES
  Exploration and production               $      4      $     --
  Cost of service                            23,375        17,130
  Gathering, processing and marketing         4,602         5,160
                                           --------      --------
                                           $ 27,981      $ 22,290
                                           ========      ========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (Restated)
  Exploration and production               $ 15,700      $ 16,312
  Cost of service                             3,768         3,537
  Gathering, processing and marketing         1,371         1,364
                                           --------      --------
                                           $ 20,839      $ 21,213
                                           ========      ========

OPERATING INCOME (Restated)
  Exploration and production               $ 37,804      $ 12,318
  Cost of service                            10,489         9,031
  Gathering, processing and marketing         4,782           839
                                           --------      --------
                                           $ 53,075      $ 22,188
                                           ========      ========

NET INCOME (Restated)
  Exploration and production               $ 28,098      $  6,734
  Cost of service                             6,584         5,787
  Gathering, processing and marketing         3,662           866
                                           --------      --------
                                           $ 38,344      $ 13,387
                                           ========      ========

FIXED ASSETS - NET, at end of period
(Restated)
  Exploration and production               $485,635      $492,948
  Cost of service                           155,619       134,968
  Gathering, processing and marketing        77,625        71,024
                                           --------      --------
                                           $718,879      $698,940
                                           ========      ========
GEOGRAPHIC INFORMATION
 REVENUES
  United States                            $245,500      $134,788
  Canada                                     13,346         6,973
                                           --------      --------
                                           $258,846      $141,761
                                           ========      ========

FIXED ASSETS - NET, at end of
 period (Restated)
  United States                            $635,023      $603,670
  Canada                                     83,856        95,270
                                           --------      --------
                                           $718,879      $698,940
                                           ========      ========


Note 6 - Comprehensive Income (Restated)

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

                                                              3 Months Ended
                                                                March 31,
                                                           2001            2000
                                                         --------       --------
                                                              (In Thousands)
Comprehensive Income:
Net income                                               $ 38,344       $ 13,387
Other comprehensive income (loss)
   Unrealized loss on hedging transaction                 (52,100)
   Unrealized gain on securities available for sale                        2,120
   Foreign currency translation adjustments                (2,269)          (557)
                                                         --------       --------
      Other comprehensive income (loss)
         before income taxes                              (54,369)         1,563
      Income taxes on other
          comprehensive income (loss)                     (20,765)           554
                                                         --------       --------
       Net other comprehensive income (loss)              (33,604)         1,009
                                                         --------       --------
              Total comprehensive income                 $  4,740       $ 14,396
                                                         ========       ========


Note 7 - New Accounting Standard - "Accounting for Derivative Instruments and Hedging Activities"

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

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
March 31, 2001
(Unaudited)

Operating Results

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively Questar Market Resources (QMR or the Company), conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                                                   3 Months Ended
                                                                      March 31,
                                                                 2001          2000
                                                               --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                                $230,865      $119,471
    From affiliates                                              27,981        22,290
                                                               --------      --------
      Total revenues                                           $258,846      $141,761
                                                               ========      ========
  Operating income (Restated)                                  $ 53,075      $ 22,188
  Net income (Restated)                                        $ 38,344      $ 13,387

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                          15,787        16,950
    Oil and natural gas liquids (in thousands of barrels)
      Questar Exploration & Production                              495           554
      Wexpro                                                        125           128
  Production revenue
    Natural gas (per thousand cubic feet)                      $   4.17      $   2.17
    Oil and natural gas liquids (per barrel)
      Questar Exploration & Production                         $  21.48      $  21.64
      Wexpro                                                   $  27.92      $  25.07

Wexpro investment base at March 31, net of
deferred income taxes (in millions)                            $  122.2      $  109.7

  Marketing volumes in energy equivalent decatherms
       (in thousands of decatherms)                              24,028        27,025

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                                   22,085        21,778
    For Questar Gas                                              10,211         9,853
    For other affiliated customers                                6,799         5,164
                                                               --------      --------
      Total gathering                                            39,095        36,795
                                                               ========      ========

   Gathering revenue (per decatherm)                           $   0.13      $   0.14

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

Expenses (Restated)

Operating and maintenance expenses increased 4% in the first quarter of 2001 compared with the corresponding 2000 period primarily because of the increase in the number of producing properties including the acquisition of a Canadian gas and oil company in January 2000. In addition, higher gas prices increased the cost of replacing gas in extraction plant operations. Exploration expense declined $1.6 million from the 2000 period as a result of reduced exploration activity.

Depreciation, depletion and amortization (DD&A) was lower in the first quarter of 2001compared with the first quarter of 2000 as a result of decreased production more than offsetting a higher DD&A rate. The combined U.S. and Canadian DD&A rate for the first quarter of 2001 was $.83 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was lower in the 2001 period because of decreased borrowing.

The effective income tax rate for the first quarter of 2001 was 36.3% up from the 29.6% for the same period of 2000. The effective income tax rate increased because of a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $1,217,000 of non-conventional fuel tax credits in the 2001 period and $1,137,000 in the 2000 period.

Other income (Restated)

Other income was substantially higher in the first quarter of 2001 as a result of a $10.5 million pretax gain from selling non-strategic oil and gas and gathering properties. QMR placed the $27 million of proceeds into an escrow account pending a search for suitable properties in a like kind exchange for income tax purposes.

Net income (Restated)

QMR's first quarter net income increased $25 million, representing a 186% improvement over the first quarter of 2000. The increase resulted from higher commodity prices, increased earnings for Wexpro and gains from selling non-strategic gathering properties.

Wexpro's net income increased $800,000 in the first quarter of 2001. Wexpro increased its investment in development-drilling projects. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Liquidity and Capital Resources

Operating Activities (Restated)

Net cash provided from operating activities in the first quarter of 2001 of $114.5 million was $86.6 million more than was generated in the first quarter of 2000. The increase in cash flow from operating activities resulted from higher net income and the release of cash deposited as collateral for hedging contracts.

Investing Activities (Restated)

Capital expenditures were $23.4 million in 2001. Forecasted capital expenditures for calendar year 2001 are $194.1 million.

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


                                   QUESTAR MARKET RESOURCES, INC.
                                                          (Registrant)



February 14, 2002                  /s/ G. L. Nordloh
-----------------                  ----------------------------------------
    (Date)                         G. L. Nordloh
                                   President and Chief Executive Officer



February 14, 2002                  /s/ S. E. Parks
-----------------                  ----------------------------------------
   (Date)                          S. E. Parks
                                   Vice President, Treasurer and
                                   Chief Financial Officer