Form 10-Q/A
period 2001-06-30
QUESTAR MARKET RESOURCES INC
filed 2002-02-19
CIK 1108827

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
(Unaudited)

                                                     3 Months Ended                  6 Months Ended
                                                        June 30,                        June 30,
                                                  2001            2000            2001            2000
                                                ---------       ---------       ---------       ---------
                                                                      (In Thousands)
REVENUES                                        $ 176,742       $ 165,201       $ 435,588       $ 306,962

OPERATING EXPENSES
  Cost of natural gas and other
     products sold                                 78,209          79,790         219,789         143,683
  Operating and maintenance                        25,415          24,551          49,134          47,465
  Exploration                                       3,878           3,352           5,495           6,607
  Depreciation, depletion and amortization         21,476          21,608          42,315          42,821
  Other taxes                                      12,150           8,044          28,987          15,358
  Wexpro settlement agreement - oil
     income sharing                                   846           1,209           2,025           2,193
                                                ---------       ---------       ---------       ---------
    TOTAL OPERATING EXPENSES                      141,974         138,554         347,745         258,127
                                                ---------       ---------       ---------       ---------
    OPERATING INCOME                               34,768          26,647          87,843          48,835

INTEREST AND OTHER INCOME                             809           1,950          12,760           3,153

MINORITY INTEREST                                     107                             169

INCOME FROM UNCONSOLIDATED AFFILIATES                 179             306             228           1,305

DEBT EXPENSE                                       (4,060)         (6,303)         (9,045)        (11,673)
                                                ---------       ---------       ---------       ---------
    INCOME BEFORE INCOME TAXES                     31,803          22,600          91,955          41,620

INCOME TAXES                                       11,168           7,468          32,976          13,101
                                                ---------       ---------       ---------       ---------
       NET INCOME                               $  20,635       $  15,132       $  58,979       $  28,519
                                                =========       =========       =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Restated)

                                                           June 30,       December 31,
                                                             2001             2000
                                                         (Unaudited)
                                                         -----------      -----------
                                                                (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                               $     3,980
  Notes receivable from Questar Corp.                    $    29,000
  Accounts receivable, net                                    78,208          148,433
  Qualifying hedging collateral                                                48,377
  Hedging contracts                                            2,933
  Inventories, at lower of average cost or market -
    Gas and oil storage                                        2,528            7,618
    Materials and supplies                                     2,523            2,298
  Prepaid expenses and other                                   6,495            4,828
                                                         -----------      -----------
    Total current assets                                     121,687          215,534
                                                         -----------      -----------

Property, plant and equipment                              1,440,456        1,400,159
Less accumulated depreciation, depletion
  and amortization                                           685,960          662,923
                                                         -----------      -----------
    Net property, plant and equipment                        754,496          737,236
                                                         -----------      -----------
Investment in unconsolidated affiliates                       15,377           15,417
Other assets
    Cash held in escrow account                                                 5,387
    Other                                                      2,336            4,344
                                                         -----------      -----------
                                                               2,336            9,731
                                                         -----------      -----------
                                                         $   893,896      $   977,918
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Checks outstanding in excess of cash balance           $     2,399
  Short-term loans                                                             12,500
  Notes payable to Questar Corp.                               8,900           51,000
  Accounts payable and accrued expenses                      111,969          164,325
                                                         -----------      -----------
    Total current liabilities                                123,268          227,825
                                                         -----------      -----------
Long-term debt                                               207,255          244,377
Other liabilities                                              8,029           13,847
Deferred income taxes                                         77,030           67,875
Minority interest                                              7,761            5,483
Common shareholder's equity
  Common stock                                                 4,309            4,309
  Additional paid-in capital                                 116,027          116,027
  Retained earnings                                          349,749          299,420
  Cumulative other comprehensive income (loss)                   468           (1,245)
                                                         -----------      -----------
    Total common shareholder's equity                        470,553          418,511
                                                         -----------      -----------
                                                         $   893,896      $   977,918
                                                         ===========      ===========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)
(Unaudited)

                                                           6 Months Ended
                                                             June 30,
                                                        2001            2000
                                                     ---------       ---------
                                                           (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  58,979       $  28,519
  Depreciation, depletion and amortization              42,675          43,168
  Deferred income taxes                                  8,263            (718)
  Income from unconsolidated
    affiliates, net of cash distributions                 (127)         (1,155)
  Gain from sale of securities                                            (896)
  Changes in operating assets
    and liabilities                                     65,727         (37,077)
                                                     ---------       ---------
        NET CASH PROVIDED FROM
          OPERATING ACTIVITIES                         175,517          31,841

INVESTING ACTIVITIES
   Capital expenditures                                (80,211)        (97,384)
   Proceeds from disposition of property,
     plant and equipment                                19,214           8,904
                                                     ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES          (60,997)        (88,480)

FINANCING ACTIVITIES
  Change in notes receivable from Questar Corp.        (29,000)          4,000
  Change in notes payable to Questar Corp.             (42,100)          5,800
  Checks outstanding in excess of cash balance           2,399          (1,246)
  Change in short-term loans                           (12,500)
  Change in cash balance in escrow account               5,387          32,414
  Long-term debt issued                                185,000          37,476
  Long-term debt repaid                               (221,446)         (6,349)
  Other                                                  2,446
  Payment of dividends                                  (8,650)         (8,650)
                                                     ---------       ---------
        NET CASH PROVIDED FROM (USED IN)
          FINANCING ACTIVITIES                        (118,464)         63,445
  Foreign currency translation adjustment                  (36)           (514)
                                                     ---------       ---------
    Change in cash and cash equivalents                 (3,980)          6,292
    Beginning cash and cash equivalents                  3,980
                                                     ---------       ---------
    Ending cash and cash equivalents                 $      --       $   6,292
                                                     =========       =========

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Restated)
(Unaudited)

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

As a result of this change in accounting method, prior year and interim financial statements have been retroactively restated. The effect of the change in accounting method on previously reported earnings was an increase in net income of $2.0 million for the six-month period ended June 30, 2001 and a decrease in net income of $3.7 million in the six-month period ended June 30, 2000.

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


Note 4 - Financing

On March 6, 2001, Market Resources, in a public offering, issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt. On January 16, 2002, QMR issued $200 million of 7% notes due 2007 and used the proceeds to repay existing debt. The notes were issued through a private placement; however, QMR intends to register the notes.

Note 5 - Operations By Line of Business

                                                        3 Months Ended            6 Months Ended
                                                           June 30,                   June 30,
                                                     2001          2000         2001           2000
                                                   --------      --------      --------      --------
                                                                       (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Exploration and production                       $ 64,733      $ 57,414      $143,053      $106,923
  Cost of service                                     2,976         3,080         8,042         6,924
  Gathering, processing and marketing                84,348        83,595       231,827       149,713
                                                   --------      --------      --------      --------
                                                   $152,057      $144,089      $382,922      $263,560
                                                   ========      ========      ========      ========

REVENUES FROM AFFILIATED COMPANIES
  Exploration and production                       $     --      $     --      $      4      $     --
  Cost of service                                    22,691        18,103        46,066        35,233
  Gathering, processing and marketing                 1,994         3,009         6,596         8,169
                                                   --------      --------      --------      --------
                                                   $ 24,685      $ 21,112      $ 52,666      $ 43,402
                                                   ========      ========      ========      ========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE (Restated)
  Exploration and production                       $ 16,395      $ 17,066      $ 32,095      $ 33,378
  Cost of service                                     3,646         3,367         7,414         6,904
  Gathering, processing and marketing                 1,435         1,175         2,806         2,539
                                                   --------      --------      --------      --------
                                                   $ 21,476      $ 21,608      $ 42,315      $ 42,821
                                                   ========      ========      ========      ========

OPERATING INCOME (Restated)
  Exploration and production                       $ 22,959      $ 15,367      $ 60,763      $ 27,685
  Cost of service                                    10,289         9,365        20,778        18,396
  Gathering, processing and marketing                 1,520         1,915         6,302         2,754
                                                   --------      --------      --------      --------
                                                   $ 34,768      $ 26,647      $ 87,843      $ 48,835
                                                   ========      ========      ========      ========

NET INCOME (Restated)
  Exploration and production                       $ 13,243      $  7,544      $ 41,341      $ 14,278
  Cost of service                                     6,487         5,950        13,071        11,737
  Gathering, processing and marketing                   905         1,638         4,567         2,504
                                                   --------      --------      --------      --------
                                                   $ 20,635      $ 15,132      $ 58,979      $ 28,519
                                                   ========      ========      ========      ========

FIXED ASSETS - NET, at period end (Restated)
  Exploration and production                       $494,455      $485,988
  Cost of service                                   167,680       136,108
  Gathering, processing and marketing                92,361        73,294
                                                   --------      --------
                                                   $754,496      $695,390
                                                   ========      ========

GEOGRAPHIC INFORMATION
 REVENUES
  United States                                    $165,423      $156,420      $410,923      $291,208
  Canada                                             11,319         8,781        24,665        15,754
                                                   --------      --------      --------      --------
                                                   $176,742      $165,201      $435,588      $306,962
                                                   ========      ========      ========      ========

 FIXED ASSETS - NET, at period end (Restated)
  United States                                    $670,022      $601,025
  Canada                                             84,474        94,365
                                                   --------      --------
                                                   $754,496      $695,390
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

                                                            3 Months Ended              6 Months Ended
                                                               June 30,                     June 30,
                                                          2001          2000           2001           2000
                                                        --------      --------       --------       --------
                                                             (In Thousands)
Comprehensive Income:
Net income                                              $ 20,635      $ 15,132       $ 58,979       $ 28,519
Other comprehensive income (loss)
  Unrealized gain on hedging transaction                  55,128                        3,028
  Unrealized gain on securities available for sale                       3,397                         5,517
  Foreign currency translation adjustments                 1,831          (875)          (438)        (1,431)
                                                        --------      --------       --------       --------
      Other comprehensive income
         before income taxes                              56,959         2,522          2,590          4,086
      Income taxes on other
          comprehensive income                            21,642           871            877          1,424
                                                        --------      --------       --------       --------
       Net other comprehensive income                     35,317         1,651          1,713          2,662
                                                        --------      --------       --------       --------
              Total comprehensive income                $ 55,952      $ 16,783       $ 60,692       $ 31,181
                                                        ========      ========       ========       ========

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

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
June 30, 2001
(Unaudited)

Operating Results

Questar Exploration and Production (Questar E & P), Wexpro, Questar Gas Management and Questar Energy Trading, collectively Questar Market Resources (QMR or the Company), conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of QMR's financial results and operating information.

                                                                   3 Months Ended              6 Months Ended
                                                                      June 30,                    June 30,
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                                $152,057      $144,089      $382,922      $263,560
    From affiliates                                              24,685        21,112        52,666        43,402
                                                               --------      --------      --------      --------
      Total revenues                                           $176,742      $165,201      $435,588      $306,962
                                                               ========      ========      ========      ========
  Operating income (Restated)                                  $ 34,768      $ 26,647      $ 87,843      $ 48,835
  Net income (Restated)                                        $ 20,635      $ 15,132      $ 58,979      $ 28,519

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                          15,844        17,674        31,631        34,624
    Oil and natural gas liquids (in thousands of barrels)
      Questar Exploration & Production                              522           563         1,017         1,117
      Wexpro                                                        114           140           239           268
  Production revenue
    Natural gas (per thousand cubic feet)                      $   3.31      $   2.48      $   3.74      $   2.33
    Oil and natural gas liquids (per barrel)
      Questar Exploration & Production                         $  20.36      $  19.77      $  20.91      $  20.69
      Wexpro                                                   $  26.06      $  25.87      $  27.04      $  25.49

Wexpro investment base at June 30, net of
  deferred income taxes (in millions)                          $  127.2      $  108.2

Marketing volumes in energy equivalent decatherms
  (in thousands of decatherms)                                   23,524        25,180        47,552        52,205

Natural gas gathering volumes (in thousands of decatherms)
    For unaffiliated customers                                   24,526        23,261        46,611        45,039
    For Questar Gas                                               8,695         9,235        18,906        19,088
    For other affiliated customers                                6,601         6,514        13,400        11,678
                                                               --------      --------      --------      --------
      Total gathering                                            39,822        39,010        78,917        75,805
                                                               ========      ========      ========      ========

    Gathering revenue (per decatherm)                          $   0.13      $   0.13      $   0.13      $   0.14

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

On July 31, 2001, QMR acquired SEI at a cost of $403 million including the assumption of debt. QMR received 415 billion cubic feet equivalent of proved reserves comprised of approximately 72% gas and 28% oil. SEI is expected to add 63 million cubic feet equivalent per day of gas and oil to QMR's nonutility production.

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

Expenses (Restated)

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the corresponding 2000 periods. The expenses of operating producing properties increased $2.3 million in the first half comparison primarily due to adding properties. Also, the expenses of operating a gas storage facility that began operations in the third quarter of 2000 resulted in a $500,000 increase in the first half of 2001. However, legal costs were $2.1 million lower in the first half of 2001 following the settlement of a major lawsuit in the second half of 2000. Exploration expense declined $1.1 million from the 2000 period as a result of reduced exploration activity.

Depreciation, depletion and amortization (DD&A) was lower in the first half of 2001compared with the first half of 2000 as a result of decreased production more than offsetting a higher DD&A rate. The combined U.S. and Canadian DD&A rate for the first half of 2001 was $.84 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding period a year ago. The 2001 rate increase reflects rising costs associated with drilling operations as a consequence of increased industry activity.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was lower in the 2001 periods because of lower debt levels.

The effective income tax rate for the first half of 2001 was 35.9% compared with 31.5% for the same period of 2000. The effective income tax rate increased because of a higher portion of earnings derived from Canada, where income tax rates are higher. The Company recognized $2.4 million of non-conventional fuel tax credits in the 2001 period and $2.3 million in the 2000 period.

Other income (Restated)

Other income includes a $10.6 million pretax gain from selling non-strategic oil and gas and gathering properties, primarily in the first quarter of 2001 and a $900,000 pretax gain from selling securities in the second quarter of 2000.

Net income (Restated)

QMR's first half net income increased $24.7 million, representing a 107% improvement over the first half of 2000. The increase resulted from higher commodity prices, increased earnings for Wexpro and gains from selling non-strategic assets. Wexpro's net income was $1.3 million higher in the first half of 2001. Wexpro increased its investment in development-drilling projects resulting in a $19 million increase in the Wexpro investment base since June 30, 2000. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Liquidity and Capital Resources

Operating Activities (Restated)

Net cash provided from operating activities in the first half of 2001 of $175.5 million was $143.7 million more than was generated in the first half of 2000. The increase in cash flow from operating activities resulted from higher net income, the release of cash deposited as collateral for qualifying hedging contracts and the collection of receivables.

Investing Activities (Restated)

Capital expenditures were $80.2 million in the first half of 2001. The acquisition of SEI on July 31, increased 2001 capital expenditures by $403 million. Forecasted capital expenditures for calendar year 2001 are $560 million.

Financing Activities

Net cash provided from operating activities in the first half of 2001 enabled QMR to repay short-term debt, finance capital expenditures and loan the remaining cash to Questar. Proceeds from the sale of assets in the first quarter of 2001 amounting to approximately $26.5 million were used to repay debt balances. QMR borrowed $414 million to finance the acquisition of SEI and will consider selling non-strategic assets and/or issuing equity to reduce the level of debt. On March 6, 2001, QMR in a public offering issued $150 million of 7.5% notes due 2011. QMR applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. QMR expects to finance remaining 2001 capital expenditures with the proceeds of net cash provided from operating activities, bank loans and borrowing from Questar.

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


                                        QUESTAR MARKET RESOURCES, INC.
                                        (Registrant)



February 14, 2002                       /s/ G. L. Nordloh
-----------------                       --------------------------------------
    (Date)                              G. L. Nordloh
                                        President and Chief Executive Officer



February 14, 2002                       /s/ S. E. Parks
-----------------                       --------------------------------------
   (Date)                               S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer