Form 10-K
period 2001-12-31
QUESTAR MARKET RESOURCES INC
filed 2002-04-01
CIK 1108827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                          Commission File No. 0-30321

                         OUESTAR MARKET RESOURCES, INC.
                                   ----------
            ( Exact name of registrant as specified in its charter)

         State of Utah                                       87-0287750
         -------------                                       ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

180 East 100 South P.O. Box 45601, Salt Lake City, Utah      84145-0601
-------------------------------------------------------      ----------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:         (801)324-2600

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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2002. $0.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002: 4,309,427 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

     Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS

HEADING                                                              PAGE
-------                                                              ----
                                     PART I

Item 1.   Business .....................................................1
           General......................................................1
           Gas and Oil Exploration and Production.......................3
           Development and Production Services......................... 5
           Gathering, Processing, Power Development, Marketing and
            Risk Management.............................................6
           Regulation...................................................7
           Competition and Customers....................................8
           Relationships with Affiliates................................9
           Employees....................................................9


Item 2.   PROPERTIES....................................................9

Item 3.   LEGAL  PROCEEDINGS...........................................16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.............................................17

                                     PART II

Item 5.   MARKET FOR REGISTRANTS'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS .............................17

Item 6.   (Omitted)....................................................17

Item 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION ................18

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...23

Item 8.   FINANCIAL STATEMENTS AND SUPPLIMENTARY
          DATA.........................................................26

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.........................................26

                                    PART III

Items
10-13.    (Omitted)....................................................26

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K......................................26

GLOSSARY  .............................................................57

SIGNATURES.............................................................59

                                    FORM 10-K

                               ANNUAL REPORT, 2001

                                     PART I
ITEM 1.   BUSINESS.

GENERAL

     Questar Market Resources, Inc. (the "Company" or "QMR," which is a reference that includes the Company's subsidiaries) is a wholly owned subsidiary of Questar Corporation ("Questar"), which is a publicly traded and diversified energy services company. Questar has two principal business units--Regulated Services and Market Resources. QMR and its subsidiaries comprise the Market Resources unit of Questar and engage in gas and oil exploration, development and production; gas gathering and processing; wholesale gas and hydrocarbon liquids trading, risk management, natural gas storage, and electric power project development. QMR also buys and sells producing gas and oil properties.

     QMR is a subholding company that conducts business through subsidiaries Questar Exploration and Production Company ("Questar E & P"); Celsius Energy Resources, Ltd. ("Celsius"); Shenandoah Energy, Inc. ("SEI"); Wexpro Company ("Wexpro"); Questar Gas Management Company ("QGM"); and Questar Energy Trading Company ("QET"). The corporate organization is shown in the following chart.


                                                     QUESTAR
                                                   CORPORATION
                                                        |
                        ----------------------------------------------------------------------
                       |                                |                                    |
                       |                             QUESTAR                              QUESTAR
                     QUESTAR                          MARKET                             REGULATED
                    INFOCOMM,                       RESOURCES,                           SERVICES
                      INC.                             INC.                               COMPANY
                  (Information                     (Subholding                          (Subholding
                    Services)                        Company)                             Company)
                                                         |                                   |
                                                         |                    --------------------------------
                                                         |                    |                              |
                                                         |                QUESTAR GAS                     QUESTER
                                                         |                 COMPANY                       PIPELINE
                                                         |                 (Retail                        COMPANY
                                                         |               Distribution)               (Transportation
                                                         |                                            and Storage)
                                                         |
                                                         |
        ----------------------------------------------------------------------------------------------------
        |             |                     |                |                    |                         |
 Wexpro Company   Shenandoah             Questar       Celsius Energy      Questar Energy              Questar
  (Manages and    Energy Inc.          Exploration       Resources,        Trading Company                Gas
    Develops      (Exploration        & Production         Ltd.              (Wholesale                Management
Cost-of-Service      and                Company        (Exploration            Energy                   Company
  Properties)     Production,        (Exploration           and              Marketing,                (Gathering
                   Gathering,            and           Production -            Risk                       and
                   Processing)         Production)        Canada)            Management                Processing)
                                                                           and Storage)

     QMR is the primary growth area within Questar's business strategy. Over the next five years, Questar expects to spend 60-70 percent of its total capital budget in QMR's businesses and expects to obtain double-digit growth in earnings from these investments. Future capital investments include ongoing exploration and development drilling on existing properties; possible acquisition of additional producing gas and oil properties; development of new gathering and processing infrastructure, underground gas storage facilities, and electric power generation plants; and continued funding of marketing and risk management activities.

     The Company's management believes that growth in its core exploration and production ("E&P") business enhances complementary growth in other QMR subsidiaries. As the E&P entities find or acquire new reserves, QGM should have more opportunities to expand gathering and processing activities, and QET should have more physical production to support its marketing programs and risk management activities.

     BUSINESS STRATEGY. QMR has the following strategies in its business:

          - pursue a disciplined acquisition and exploitation program that grows reserves and production at attractive finding and development costs;

          -    expand and exploit a portfolio of quality drilling prospects;

          - deliver industry-leading returns on assets and shareholder equity;

          - hedge 50 to 75 percent of equity production to meet earnings and growth targets while protecting against downside commodity price risk;

          -    divest marginal assets and activities;

          - maintain a strong balance sheet to fund future acquisitions as opportunities arise;

          - evaluate and implement latest proven technology to enhance performance and reduce costs; and

          - protect the environment and the health and safety of employees, customers and the communities in which the Company operates.

QMR's activities are described below:

 GAS AND OIL EXPLORATION AND PRODUCTION.

     Questar's E&P group consists of Questar E&P and its Canadian subsidiary, Celsius, and SEI. These entities pursue a low-risk acquire and exploit strategy focused in three geographic core areas where the Company has accumulated significant expertise - the Rockies, the Midcontinent, and western Canada.

     Important areas of activity within the Rockies include the Pinedale Anticline in southwestern Wyoming, where Questar E&P and affiliate Wexpro have recently embarked on an aggressive multi-year drilling program, and the recently acquired SEI properties.

     PINEDALE ANTICLINE. At Pinedale Anticline, Questar E&P and Wexpro have approximately 60 percent average working interest in 14,800 acres in the Mesa Area. At year-end 2001, the combined entities had 30 producing wells and five wells actively drilling or awaiting completion. On December 31, 2001, the companies reported combined gross production of approximately 63 MMcfed, compared to 26 MMcfed at year-end 2000. (SEE the Glossary of Commonly Used Gas and Oil Terms on page 57 of this report for abbreviations.)

     QMR's success at Pinedale represents its strategy of aggressive application of proven technology to add value. Wexpro originally discovered gas at Pinedale in the early 1970's, but the "tight" nature of the sandstone reservoirs prohibited establishment of economic flow rates. Over the past several decades, steady advances in hydraulic fracture technology and development of techniques to conduct cost-effective multiple stage stimulations in a single well bore finally unlocked the vast quantities of gas included in these tight sand reservoirs. A typical well at Pinedale, drilled to depths of 13,000 to 15,000 feet, and completed with up to a dozen separate "stages" of fracture stimulation, costs between $2.6 and $3.6 million. Results to date indicate average gross per well reserves of 5 to 6 Bcfe, depending on location.

     QMR expects to continue drilling at Pinedale throughout 2002. The area is subject to certain environmental and regulatory restrictions that prohibit or restrict activities during certain times of the year. The current Pinedale development plan, based on 80-acre spacing, will require 135 to 150 wells to fully develop QMR's acreage. The Company continues to assess the feasibility of 40-acre spacing.

     SEI. In August 2001, QMR acquired SEI, a privately-held entity engaged in gas and oil drilling and production plus gathering and processing activities in Utah's Uinta Basin, for $403 million in cash and assumed debt. The SEI acquisition added 415 Bcfe of proved reserves (72 percent natural gas and 28 percent oil), 114,000 net acres of undeveloped leasehold acreage, 100 MMcfd of natural gas processing capacity, 90 miles of gathering lines, and four drilling rigs.

     The Company anticipates aggressively developing the SEI acreage over the next several years by drilling the large inventory of Wasatch Formation, low-risk tight gas sand development locations. The Wasatch Formation underlies the Green River Formation, which QMR believes contains significant unrecovered oil volumes. Green River reservoirs have been extensively developed and waterflooded by the previous operator of the SEI properties, but low recovery factors indicate significant additional recoverable oil volumes that were not obtained from the reservoirs during the initial waterflood. Wasatch development drilling will allow further evaluation of remaining Green River potential as each wellbore allows a "free look" at the zone in areas around the margins of the existing Green River oil pool that have not been drilled extensively and between existing Green River producers inside the current pool boundaries. The Company will evaluate the results of 2002 drilling to determine the viability of additional Green River oil development.

     OTHER AREAS. In the Midcontinent area, Questar E&P is active in the Anadarko and Arkoma basins, the area commonly referred to as "ARK-LA-TEX", and the onshore Gulf Coast basin. And in Canada, Celsius focuses on the intermediate and deeper sections of the Western Canadian Sedimentary Basin in Alberta and British Columbia.

     NATURAL GAS FOCUSED. Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2001, the Company had proved reserves (excluding cost-of-service reserves belonging to its affiliate Questar Gas Company ("Questar Gas")) of 998.0 Bcf of gas and 31.1 MMBbls of oil and NGLs, compared to 639.9 Bcf of gas and 15.0 MMBbls of oil and NGLs at the end of 2000. On an energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, natural gas comprised approximately 84.3 percent of total non-regulated proved reserves. Proved developed reserves constituted 60.8 percent of the total non-regulated proved reserves reported. Approximately 6.2 percent of the group's natural gas proved reserves and 10.7 percent of its proved oil reserves are located in Canada. SEE Note 11 of the Notes to Consolidated Financial Statements under Item 14 of this report for additional information concerning QMR's reserves.

     Questar E&P maintains regional offices in Denver, Colorado and Tulsa and Oklahoma City, Oklahoma. SEI has offices in Denver and Vernal, Utah. Canadian operations are managed through an office in Calgary, Alberta.

DEVELOPMENT AND PRODUCTION SERVICES

     QMR subsidiary Wexpro develops and produces gas supplies on certain producing properties owned by Questar's retail distribution utility, Questar Gas, in exchange for reimbursement of costs and a specified return on investment in successful gas wells. Wexpro was incorporated as a subsidiary of Questar Gas in 1976 and ownership was transferred to QMR in 1982. Questar Gas's efforts to transfer ownership interest in producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981 ("Settlement Agreement"). A summary of the Settlement Agreement is contained in Note 9 of the Notes to Consolidated Financial Statements under Item No. 14 of this report.

     Under the Settlement Agreement, Questar Gas reimburses Wexpro for its costs plus a specified rate of return on its net investment in successful gas wells, adjusted for working capital and deferred taxes. Wexpro's rate of return averaged 19.7 percent on an after-tax basis in 2001. At year-end 2001, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $161.3 million compared to $124.8 million at year-end 2000. Wexpro does not conduct exploratory operations nor acquire leasehold acreage for exploration activities. Under the terms of the Settlement Agreement, Wexpro bears all dry hole costs. The Settlement Agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

     The gas volumes developed and produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 44 percent of Questar Gas's system requirements during 2001. During 2001, the average wellhead cost of Questar Gas's cost-of-service gas was $2.55 per Dth, which is lower than Questar Gas's average price for field-purchased gas.

     Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. In 2001, Wexpro produced 41.0 Bcfe of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added 69.1 Bcfe of reserves through drilling activities and reserve estimate revisions. These numbers do not include related royalty gas.

     Wexpro, under the terms of the Settlement Agreement, also owns oil-producing properties. The revenues from the sale of crude oil produced from such properties are used to recover operating expenses and provide Wexpro with a return on its investment. In addition, Wexpro receives 46 percent of any residual income. The remaining income is received by Questar Gas and used to reduce natural gas costs reflected in customer rates. Wexpro also has an ownership interest in the wells and facilities related to its oil properties and in the wells and facilities that have been installed since August 1, 1981 to develop and produce certain gas properties.

     Wexpro maintains an office in Rock Springs, Wyoming, in addition to its principal office in Salt Lake City, Utah.

GATHERING, PROCESSING, POWER DEVELOPMENT, MARKETING AND RISK MANAGEMENT.

     QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. QGM's activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas.

     Most of QGM's gathering system in the Rockies was originally built to gather production from Questar Gas's cost-of-service properties as part of a regulated enterprise. The system includes gathering lines, compressor stations, field dehydration plants and measuring stations. Under a contract that was assigned when the gathering assets were transferred from Questar Pipeline, QGM is obligated to gather the cost-of-service production for the life of the properties. During 2001, QGM gathered 37.2 MMDth of natural gas for Questar Gas, compared to 36.8 MMDth in 2000. QGM also gathers gas for QMR affiliates and for nonaffiliated customers. During 2001, QGM gathered 27.0 MMDth for QMR affiliates, compared to 25.0 MMDth in 2000, and gathered 91.7 MMDth for nonaffiliated customers, compared to 93.0 MMDth in 2000.

     During 2001, QGM formed a new joint venture--Rendezvous Gas Services ("Rendezvous")-- with Western Gas Resources ("Western Gas"), to develop and operate new gathering and compression facilities in the Hoback Basin of southwestern Wyoming. QGM and Western Gas each own 50 percent of Rendezvous. The Hoback Basin is the site of increased industry activity including recent prolific discoveries by Questar E&P and Wexpro at Pinedale Anticline. Gas reserves from more than 179,000 gross acres are dedicated to Rendezvous under existing gathering contracts. The Rendezvous system will deliver gas from new development activities along the Pinedale Anticline and adjacent areas for processing and blending at the Blacks Fork plant in which QGM has a 50 percent interest and at Rendezvous will also deliver gas volumes to the nearby Granger plant owned by an affiliate of Western Gas.

     The year also witnessed a functional combination of QGM's gathering facilities in eastern Utah with SEI's gathering assets. SEI's eastern Utah assets include 90 miles of gas gathering lines and the 100 MMcfd Red Wash plant.

     QGM is also involved in gas processing. A gas processing plant strips hydrocarbon liquids including ethane, propane, butane and gasoline (collectively
NGLs) from the raw natural gas stream. Typically, NGLs are also more valuable to producers as separate commodities than they are when sold as part of the natural gas stream. Gas processing also enables producers to meet gas-quality specifications of interstate pipelines. QMR owns 50 percent of the Blacks Fork gas processing plant, which has a current capacity of 84 MMcfd and is readily expandable as new production volumes are gathered on the Rendezvous system. QGM and Wexpro jointly own a 43 MMcfd processing facility located in the Canyon Creek area of southwestern Wyoming. QGM also owns interests in other processing plants in the Rockies and Midcontinent areas.

     QET conducts energy marketing and risk management activities for QMR. It combines QMR equity production with gas volumes purchased from third parties to build a flexible and reliable portfolio. QET aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2001, the Company marketed a total of 91.8 EMMDth of natural gas and earned a margin of $.149 per equivalent Dth. (The volumes and margins exclude affiliated production.)

     QET also executes hedges on equity production for various QMR affiliates and on certain marketing transactions. QET does not engage in speculative hedging transactions. SEE Notes 1 and 5 to Consolidated Financial Statements included in Item 14 of this report for additional information relating to hedging activities.

     As a wholesale marketing entity, QET concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines. It has contracted for firm-transportation capacity on pipelines and firm-storage capacity at the Clay Basin storage facility owned by its affiliate Questar Pipeline Company ("Questar Pipeline").

     QET, through a limited liability company in which it has a 75 percent interest, operates the Clear Creek storage facility located in southwestern Wyoming. Clear Creek has 8 Bcf of gross capacity and is connected to pipelines owned by affiliates Questar Pipeline and Overthrust Pipeline Company ("Overthrust"), and by The Williams Companies. A pipeline connection with the Kern River pipeline is planned for 2002.

     QET is also charged with development of an electric power generation strategy for Questar. QET's strategy is to pursue power generation opportunities in western states that are complementary to Questar's pipeline, gas storage and production assets. While near-term market fundamentals for new power project developments are weak, QET believes it has identified several projects that are well-positioned to take advantage of increasing demand for power in the western United States in the intermediate term. QET will only invest in power projects supported by long-term power purchase agreements with creditworthy counterparties.

     QET is in the final stages of negotiating a possible marketing alliance with a major energy marketing company. The first phase will be a pilot project in which QET will assign storage contracts to the alliance. QET will provide physical market support and market intelligence, and the merchant partner will manage commercial activities. This pilot will allow QET to assess the benefits and risks of expanding its marketing and risk management activities either alone or in conjunction with a strategic partner. QET anticipates finalizing the agreement for the first phase within the first quarter of 2002.

     QGM and QET both maintain offices in Salt Lake City, Utah.

REGULATION

     The Company's operations are subject to various levels of government controls and regulation in the United States and Canada at the federal, state/provincial, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; submitting notices relating to the presence, use and release of specified contaminants incidental to gas and oil regulations; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. QMR's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, and the unitization or pooling of gas and oil properties. State conservation laws establish the maximum rates of production from gas and oil wells, generally prohibit the venting or flaring of gas, and impose certain requirements for the ratable purchase of production.

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

COMPETITION AND CUSTOMERS

     QMR faces competition in all aspects of its business including the acquisition of reserves and leases; obtaining goods, services, and labor; and marketing its production. The Company's competitors include multinational energy companies and other independent producers, many of which have greater financial resources than QMR.

     QMR's business activities can be subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months. The increasing demand for natural gas to generate electricity may cause increased demand during the hottest months of the summer. Weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and the Company's operations.

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

RELATIONSHIPS WITH AFFILIATES

     The subsidiaries of QMR have important relationships with their affiliates as described above. Questar provides certain administrative services, e.g., public and government relations, financial and audit, to QMR and other members of the consolidated group. Questar, as a general rule, also sponsors the qualified and welfare plans in which QMR's employees participate. (Some QMR entities have chosen not to participate in all of the benefit plans sponsored by Questar.) Each of the Company's subsidiaries is responsible for a proportionate share of the costs associated with these services and benefit plans.

EMPLOYEES

     As of December 31, 2001, QMR had 581 employees in the United States, compared to 412 at year-end 2000. This increase is attributable to the acquisition of SEI. (Canadian operations are handled through leased employees.) None of these employees is represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory. QMR also periodically engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  PROPERTIES.

     RESERVES. The following table sets forth the Company's estimated proved reserves, the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2001. QMR's reserves were collectively estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; Netherland, Sewell & Associates, Inc.; Malkewicz Hueni Associates, Inc.; Gilbert Laustsen Jung Associates Ltd.; and Sproule Associates, Ltd., independent petroleum engineers. The Company does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. These proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

                                                                                DECEMBER 31, 2001
                                                                                -----------------
                                                              UNITED STATES         CANADA           TOTAL
                                                              -------------         ------           -----
Estimated proved reserves
   Natural gas (Bcf)                                                  936.2            61.8             998.0

   Oil and NGL (MMBbls)                                                27.8             3.3              31.1

Total proved reserves (Bcfe)                                        1,102.6            81.8           1,184.4

Proved developed reserves (Bcfe)                                      651.3            68.4             719.7

Estimated future net revenues before
    future income taxes (in thousands) (1)                    $   1,477,188        $130,698       $ 1,607,886

Standardized measure of discounted net cash
   flows (in thousands) (2)                                   $     548,160     $    56,142       $   604,302

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

     Estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document are estimates.

     Reference should be made to Note 12 of the Notes to Consolidated Financial Statements included in Item 14 of this report for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years.

     The Company will file estimated reserves as of December 31, 2001, with the Energy Information Administration in the Department of Energy on Form EIA-23. Although QMR uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

     The following charts illustrate QMR's reserve statistics for the years ended December 31, 1997 through 2001:

                                    GAS AND OIL RESERVES (BCFE)*
                                    ---------------------------

YEAR              YEAR-END RESERVES    ANNUAL PRODUCTION      RESERVE LIFE(YEARS)
----              -----------------    -----------------      -------------------

1997                        469.3                  61.7                    7.6
1998                        574.1                  65.3                    8.8
1999                        597.6                  76.6                    7.8
2000                        730.1                  82.3                    8.9
2001                      1,184.4                  85.6                   13.8

*Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

                Proportion of Proved Developed to Proved Reserves
                     and Proportion of Gas ReseresS (Bcfe)*
                     --------------------------------------

Year        Total Proved       Proved Developed         Developed         Natural Gas Percentage of
----         Reserves             Reserves           Percent of Total          Proved Reserves
             -------              --------           ----------------          ---------------

1997              469.3                   392.9                   84%                     81%
1998              574.1                   506.0                   88%                     85%
1999              597.6                   503.9                   84%                     86%
2000              730.1                   566.4                   78%                     88%
2001            1,184.4                   719.7                   61%                     84%

*Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

GEOGRAPHIC DIVERSITY OF PRODUCING PROPERTIES

     The following table summarizes proved reserves by the Company's major operating areas at December 31, 2001:

                                                             PROVED RESERVES*              PERCENT OF TOTAL
                                                             ---------------               ----------------
                                                                  (Bcfe)
Midcontinent                                                           290                       24%
Rocky Mountain Region
 (exclusive of Pinedale and Uinta Basin)                               156                       13%
Pinedale Anticline                                                     187                       16%
Uinta Basin                                                            469                       40%
Western Canada                                                          82                        7%

*Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

     PRODUCTION. The following table sets forth the Company's net production volumes, the average sales prices per Mcf of gas, Bbl of oil and Bbl of NGLs produced, and the production cost per Mcfe for the years ended December 31, 2001, 2000, and 1999, respectively:

                                                                                 Year Ended December 31,
                                                                              2001           2000        1999
                                                                              ----           ----        ----
UNITED STATES (EXCLUDING COST OF SERVICE ACTIVITIES)
     Volumes produced and sold
           Gas (Bcf)                                                          63.9           61.7        59.8
           Oil and NGL (MMBbls)                                                1.8            1.5         1.9
     Sales Prices:
          Gas (per Mcf)                                                   $   3.21       $   2.80    $   2.02
          Oil and NGL (per Bbl)                                           $  18.14       $  19.61    $  13.31
     Production costs per Mcfe                                            $    .84       $    .69    $    .59

CANADA
     Volumes produced and sold
           Gas (Bcf)                                                           6.7             7.3        2.9
           Oil and NGL  (MMBbls)                                                .7              .7         .4
     Sales Prices:1
          Gas (per Mcf)                                                   $   3.25       $    2.83   $   1.61
          Oil and NGL (per Bbl)                                           $  21.98       $   22.29   $  16.56
     Production costs per Mcfe1                                           $    .74       $     .75   $    .67

(1)In United States dollars.

     PRODUCTIVE WELLS. The following table summarizes the Company's productive wells as of December 31, 2001:

     PRODUCTIVE WELLS (1) (2)

                                    GAS WELLS            OIL WELLS           TOTAL WELLS
                                    ---------            ---------           -----------
                                   GROSS    NET        GROSS     NET      GROSS      NET
                                   -----    ---        -----     ---      -----      ---
United States                      3,762   1,685         980     529      4,742     2,214
Canada                               548     182         186      60        734       242
                                   -----   ------      -----     ---      -----     -----
Total:                             4,310   1,867       1,166     589      5,476     2,456

     (1) Although many of the Company's wells produce both gas and oil, a well is categorized as either a gas well or an oil well based upon the ratio of gas to oil production.

     (2) Each well completed to more than one producing zone is counted as a single well. There were 98 gross wells with multiple completions.

     The Company also held numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in the Company's gross and net well count.

     LEASEHOLD ACREAGE. The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2001. "Undeveloped Acreage" includes (i) leasehold interests that already may have been classified as containing proved undeveloped reserves; and (ii) unleased mineral interest acreage owned by the Company. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding royalty, and other similar interests.

                                        Leasehold Acreage - December 31, 2001

                             DEVELOPED (1)                  UNDEVELOPED (2)                  TOTAL
                             -------------                  ---------------
                           GROSS            NET             GROSS               NET          GROSS        NET
                           -----            ---             -----               ---          -----        ---
UNITED STATES
   Arizona                     -                -              480               450           480          450
   Arkansas               37,729           16,569            1,918               754        39,647       17,323
   California                785              265           13,733             6,015        14,518        6,280
   Colorado              176,073          126,112          221,242           110,397       397,315      236,509
   Idaho                       -                -           44,175            10,643        44,175       10,643
   Illinois                  172               39           14,307             3,997        14,479        4,036
   Indiana                     -                -            1,621               467         1,621          467
   Kansas                    134              134           16,000             3,772        16,134        3,906
   Kentucky                    -                -           14,461             5,468        14,461        5,468
   Louisiana              15,246            9,992            1,523             1,432        16,769       11,424
   Michigan                    -                -            6,200             1,266         6,200        1,266
   Minnesota                   -                -              313               104           313          104
   Mississippi             4,548            2,597            1,485               680         6,033        3,277
   Montana                25,285           10,187          319,584            58,434       344,869       68,621
   Nevada                    320              280              680               543         1,000          823
   New Mexico             85,220           62,284           37,242            14,790       122,462       77,074
   North Dakota            1,333              375          145,841            21,580       147,174       21,955
   Ohio                        -                -              202                43           202           43
   Oklahoma            1,477,522          263,249           45,387            32,989     1,522,909      296,238
   Oregon                      -                -           43,869             7,671        43,869        7,671
   South Dakota                -                -          204,558           107,988       204,558      107,988
   Texas 155,248          52,838           60,294           46,380           215,542        99,218
   Utah                   84,712           67,712          287,304           141,276       372,016      208,988
   Washington                  -                -           26,631            10,149        26,631       10,149
   West Virginia             969              115                -                 -           969          115
   Wyoming               228,721          143,537          459,416           268,021       688,137      411,558
                       ---------          -------        ---------           -------     ---------    ----------

      Total U.S.       2,294,017          756,285        1,968,466           855,309     4,262,483    1,611,594
                       ---------          -------        ---------           -------     ---------    ---------

CANADA
   Alberta               238,975           88,305          286,745           108,861       525,720      197,166
   British Columbia       33,331            8,237           33,798            12,865        67,129       21,102
   Saskatchewan            2,011              912            3,107             3,107         5,118        4,019
                       ---------          -------        ---------           -------     ---------    ---------

      Total Canada       274,317           97,454          323,650           124,833       597,967      222,287
                       ---------          -------        ---------           -------     ---------    ---------

Total Acreage          2,568,334          853,739        2,292,116           980,142     4,860,450    1,833,881
                       ---------          -------        ---------           -------     ---------    ---------

     (1)  Developed acres are acres spaced or assignable to productive wells.

     (2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves. Of the aggregate 2,292,116 gross and 980,142 net undeveloped acres, 107,361 gross and 29,939 net acres are held by production from other leasehold acreage.

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

                                                                    ACRES EXPIRING
                                                                    --------------
                                                                 GROSS          NET
                                                                 -----          ---
Twelve Months Ending
  December 31, 2002                                             107,577        47,127
  December 31, 2003                                             159,531        72,679
  December 31, 2004                                             133,487        64,276
  December 31, 2005                                              90,320        56,041
  December 31, 2006 and later                                 1,801,201       740,019

     DRILLING ACTIVITY. The following table summarizes the number of development and exploratory wells drilled by the Company, including the cost-of-service wells drilled by Wexpro, during the years indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                      2001                    2000                   1999
                                                      ----                    ----                   ----

                                                GROSS        NET        GROSS       NET         GROSS     NET
                                                -----        ---        -----       ---         -----     ---
DEVELOPMENT WELLS

   United States
       Completed as natural gas wells             238      110.4          211      79.8           159      78.4
       Completed as oil wells                      13        9.6            9       1.4             5       2.4
       Dry holes                                   11        4.3           12       5.0            15       6.1
       Waiting on completion                       46          -           36         -            29         -
       Drilling                                    10          -           14         -             6         -
   Canada
       Competed as natural gas wells                7        1.8           11       1.1             7       1.2
       Completed as oil wells                       2         .5            8       2.3             5       1.9
       Dry holes                                    1         .1            2       1.1             2       1.3
       Waiting on completion                        -          -            2         -             2         -
       Drilling                                     -          -            1         -             -         -
                                                  -------------------------------------------------------------
Total Development Wells                           328      126.7          306      90.7           230      91.3


EXPLORATORY WELLS

   United States
       Completed as natural gas wells               1         .4            -         -             1       0.2
       Completed as oil wells                       -          -            -         -             -         -
       Dry holes                                    1         .4            5       2.0             2       1.1
       Waiting on completion                        -          -            -         -             1         -
       Drilling                                     -          -            1         -             1         -
   Canada
       Competed as natural gas wells                1         .5            1        .2             -         -
       Completed as oil wells                       1         .4            1        .2             -         -
       Dry holes                                    5        1.9            2        .9             -         -
                                                ---------------------------------------------------------------
Total Exploratory Wells                             9        3.6           10       3.3             5       1.3
                                                ---------------------------------------------------------------
Total Wells                                       337      130.3        316         94.0       235          92.6
                                                ===============================================================

     OPERATION OF PROPERTIES. The day-to-day operations of gas and oil properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated.

     QMR is the operator of approximately 50 percent of its wells. As operator, QMR receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, the Questar E&P group records the monthly overhead reimbursement as a reduction of general and administrative expense, which is a common industry practice. Wexpro records the reimbursement as a reduction of operating and maintenance expenses subject to the Settlement Agreement.

     TITLE TO PROPERTIES. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and, in some instances, to other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

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

ITEM 3.  LEGAL PROCEEDINGS.

     There are various legal proceedings pending against QMR and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below.

     GRYNBERG. Questar affiliates, including Questar E&P, are named defendants in a lawsuit filed by an independent producer (Grynberg) under the Federal False Claims Act. This case is substantially similar to cases filed by Grynberg against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge denied the motions filed by the defendants to dismiss the lawsuits, but has not yet set a date for a scheduling conference.

     A second Grynberg lawsuit is currently on appeal before the Utah Supreme Court. The case was dismissed by a Utah state court judge when he granted the motion for summary judgment filed by the Questar parties. Grynberg claims that QGM, QET, and Questar Pipeline mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. He cites mismeasurement to support claims for breach of contract, negligent misrepresentation, fraud, breach of fiduciary responsibilities and related cases.

     GAS PIPELINES. Questar E&P, QGM, Wexpro, and other Questar defendants are among the numerous defendants in this case, which is currently styled as WILL PRICE V. GAS PIPELINES, but was formerly known as QUINQUE OPERATING COMPANY V. GAS PIPELINES. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the system mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The defendants, including the Questar defendants, have filed motions to dismiss for lack of personal jurisdiction.

     DEQ. Company subsidiaries have received notices of violation from the Wyoming Department of Environmental Quality ("DEQ") in conjunction with DEQ's program to require that all existing air_emission facilities be registered and permitted. QMR has raised an issue concerning DEQ's failure to provide proper notice of the new requirements and contends that existing equipment should be "grandfathered" under DEQ's regulatory program in place at time of installation. The Company expects that any penalties assessed its subsidiaries will not exceed $300,000 on an aggregate basis. The penalties are assessed on a per_well or per_facility basis and differ based on the eligibility of the facility for a waiver or the need for appropriate action to minimize emissions. In response to the action taken by the DEQ, QMR has made an extensive review of wells and other facilities in Wyoming to ascertain that the necessary filings have been made and has established procedures to make such filings on an ongoing basis.

     SAMSON. Questar E&P is the named defendant in this case, which is pending in a federal district court in Oklahoma. The case involves claims that Questar E&P, as the operator of a Texas well, failed to attribute to Samson Resources Company its proportionate share of the non-consent working and revenue interest for the well. The trial court judge granted Samson's motion for partial summary judgment by ruling that Samson should be credited with an 18 percent working interest, which is valued at approximately $1.2 million. The trial scheduled to begin in May will consider Samson's claims for conversion and unspecified punitive damages.

     ROYALTY CLASS ACTION CASES. Royalty class actions are being increasingly asserted by landowners against entities involved in the gas and oil production and marketing businesses. QMR entities have been involved in one major class action (the Bridenstine case) that was settled near the end of 2000, reached an agreement to settle another Oklahoma case that was recently filed and obligating it to pay approximately $1.1 million, and been named in class actions in Wyoming, which have yet to be certified.

     Some royalty owners are claiming that they are entitled to payments calculated on the final end-use value of gas volumes, rather than on leasehold sale prices for such volumes, particularly when sales are made to affiliates. QMR believes that it will continue to be subject to royalty class actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of its sole stockholder during the last quarter of 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company, as the wholly owned subsidiary of a reporting company under the Securities and Exchange Act of 1934, as amended, (the "Act"), is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES ("QMR" or "Market Resources" or the "Company") conducts exploration and production, gas development, gathering, processing and marketing activities.

Questar Market Resources' net income rose 30% in 2001 compared with 2000 driven by a 53% increase in earnings from exploration and production operations and a 16% increase in Wexpro's earnings from gas-development operations. In 2001, gas and oil reserves grew 62% after production to nearly 1.2 trillion cubic feet equivalent.

On July 1, 2001, QMR elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. Prior years financial statements were restated in an amended Form 10-K filed for the year ended December 31, 2000. Previously reported earnings decreased $7.2 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively.

Following is a summary of financial results and operating information.


                                                                    Year Ended December 31,
                                                            2001             2000             1999
                                                      --------------------------------------------------
                                                                        (In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                                           $226,656         $193,359         $125,245
  Oil and natural gas liquids sales                             59,482           59,901           41,521
  Cost-of-service gas operations                                89,934           74,492           61,705
  Energy marketing                                             337,845          379,760          243,296
  Gas gathering and processing                                  26,776           29,278           22,341
  Other                                                          5,704            5,263            4,203
                                                      --------------------------------------------------
        Total revenues                                         746,397          742,053          498,311

Operating expenses
  Energy purchases                                             324,124          369,752          239,201
  Operating and maintenance                                    112,087          106,761           79,719
  Exploration                                                    6,986            7,917            5,321
  Depreciation, depletion and amortization                      92,678           85,025           73,028
  Abandonment and impairment of oil
    and gas properties                                           5,171            3,418            7,535
  Production and other taxes                                    43,125           36,262           21,516
  Wexpro settlement agreement -
 oilincome sharing                                               2,885            4,758            2,292
                                                      --------------------------------------------------
        Total operating expenses                               587,056          613,893          428,612
                                                      --------------------------------------------------
          Operating income                                    $159,341         $128,160         $ 69,699
                                                      ==================================================

                                                                    Year Ended December 31,
                                                            2001             2000             1999
                                                      ---------------------------------------------------
OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                                       70,574           68,963           62,712
    Oil and natural gas liquids (in Mbbl)
     Questar E & P, SEI                                          2,500            2,225            2,311
     Wexpro                                                        467              521              555
Production revenue
    Natural gas (per Mcf)                                        $3.21            $2.80            $2.00
    Oil and natural gas liquids (per bbl)
     Questar E & P, SEI                                         $19.22           $20.50           $13.92
     Wexpro                                                     $24.49           $27.43           $16.84
Wexpro investment base, net
    of deferred income taxes (in millions)                      $161.3           $124.8           $108.9
Energy-marketing volumes
    (in thousands of equivalent dth)                            91,791          105,632          112,982
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers                                  91,729           92,969           84,961
    For Questar Gas                                             37,161           36,791           32,050
    For other affiliated customers                              27,049           25,068           19,659
                                                      ---------------------------------------------------
        Total gathering                                        155,939          154,828          136,670
                                                      ===================================================

    Gathering revenue (per dth)                                  $0.13            $0.13            $0.15

REVENUES
Revenues were 1% higher in 2001 when compared with 2000 as a result of increased production, higher gas prices and increased investment in gas-development activities. Market Resources produced 85.6 billion cubic feet equivalent (Bcfe) in 2001 compared with 82.3 Bcfe in 2000 due to the acquisition of Shenandoah Energy Inc. (SEI) on July 31, 2001, excluding Wexpro. Gas production increased 2% over year earlier levels while average realized selling prices rose 15%. Production of oil and natural gas liquids (NGL) rose 12%, excluding Wexpro. Energy-marketing volumes dropped 13% in 2001 compared with 2000. In 2001, declining prices for plant products and higher gas prices were responsible for reduced revenues and lower margins from processing plants.

Market Resources hedges its gas and oil production to support earnings targets and to protect earnings from downward moves in commodity prices. In 2001, approximately 59% of equity gas production and 58% of oil production, excluding Wexpro, was hedged. This compares with 2000 when approximately 53% of gas production and 73% of oil production was priced under hedging contracts. In 2001, the average price received from hedging transactions was $2.99 per Mcf of gas, net to the well, and $18.28 per barrel of oil, net to the well. Hedging activities reduced 2001 revenues from gas sales by $44.7 million and oil sales by $9.8 million.

Revenues from cost-of-service operations were 21% higher in both 2001 and 2000 when compared with prior years. Wexpro operates and develops oil and natural gas properties on behalf of Questar Gas and receives a return on its investment in successful wells in addition to being reimbursed for operating expenses. The natural gas produced from these properties is delivered to Questar Gas at Wexpro's cost of service. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is shared between Wexpro and Questar Gas. Questar Gas' portion is reported as oil-income sharing on the income statement. Wexpro's investment base, net of deferred income taxes, grew 29% and 15% in 2001 and 2000, respectively. The return on average investment base was 19.7% in 2001 and 19.5% in 2000.

Revenues increased 49% in 2000 when compared with 1999 due primarily to higher energy prices and increased gas production. Natural gas prices began rising in the second half of 2000 and spiked in the first quarter of 2001 due to an energy shortage in the western United States. Natural gas production rose 10% as a result of acquiring Canadian producing properties in January 2000.

OPERATING EXPENSES
Operating and maintenance (O&M) expenses were 5% higher in 2001 when compared with 2000 due primarily to an increase of the number of gas and oil properties operated following the acquisition of SEI. O&M expenses increased 34% in 2000 compared with 1999 due primarily to an increase in the number of gas and oil properties and to the costs of litigating and settling a major lawsuit. Exploration expense, largely a function of drilling dry exploratory wells, decreased 12% in 2001 after increasing 49% in 2000. Depreciation, depletion and amortization expense (DD&A) increased 9% in 2001 due to a 4% increase in gas and oil production and a higher average rate. The average DD&A rate for oil and gas properties was $.83 per thousand cubic feet equivalent (Mcfe) for 2001, up from $.78 per Mcfe in 2000 and $.71 per Mcfe in 1999. Production and other taxes rose 19% in 2001 and 69% in 2000 driven by higher revenues and prices. Production costs per Mcfe, which include direct O&M and production-related taxes for producing properties, averaged $.83, $.70 and $.59 for 2001, 2000 and 1999, respectively.

ENRON EXPOSURE
A QMR energy-marketing affiliate has bought and sold natural gas and engaged in energy trading activities with affiliates of Enron. At the time of Enron's announced plan and filing to seek protection under bankruptcy laws, Enron owed QMR $3.0 million for gas purchased from QMR and QMR owed Enron $.8 million for gas purchased from Enron. In addition, QMR owed $.8 million to Enron in a terminated swap contract. It is the opinion of QMR's counsel that these transactions may be netted. QMR has reserved the net amount of these balances or $1.4 million.

INTEREST AND OTHER INCOME
Interest and other income was 109% higher in the 2001 compared with 2000 due to a $13.9 million pre-tax gain as a result of selling non-strategic producing properties and gas-gathering facilities. Interest and other income in 2000 included a $1.7 million pre-tax net gain from selling securities available for sale and properties, capitalized financing costs associated with an underground storage project of $1.9 million and $1.4 million of interest earned on qualifying hedging collateral. Gains from selling non-strategic producing properties amounted to $4 million in 1999, while sales of securities available for sale generated a $.4 million pre-tax gain.

DEBT EXPENSE
Interest expense was flat in 2001 compared with 2000. While QMR significantly increased its debt load to finance the acquisition of SEI, short-term interest rates were the lowest in recent history. The base rate for short-term loans, the one-month LIBOR rate, declined from 6.5% in January 2001 to 1.9% in January 2002. The increase in interest expense in 2000 compared with 1999 was due to higher short- and long-term borrowing balances and higher interest rates in 2000.

INCOME TAXES
The effective combined federal, state and foreign income tax rate was 34.9% in 2001, 33.2% in 2000 and 28.5% in 1999. Income tax rates were below the combined income rate of about 40% primarily due to non-conventional fuel credits, which amounted to $5 million in 2001, $4.7 million in 2000 and $5.3 million in 1999.

NONREGULATED GAS AND OIL RESERVES
In 2001, gas and oil reserves grew 62% after production to 1,184 Bcfe through a combined strategy of acquiring reserves and a successful drilling program. Market Resources achieved a 631% reserve replacement ratio in 2001 compared with 261% in 2000. QMR acquired 415 Bcfe of proved gas and oil reserves in the SEI acquisition. Reserve additions, revisions and purchases, and sales in place, amounted to 540 Bcfe in 2001. In January 2001, Market Resources completed the sale of 290 producing properties and a gas gathering system in the

Midcontinent. Daily production volumes of the properties sold approximated 4.3 MMcf of gas and 180 barrels of oil.

The five-year average finding cost was $.85 per Mcfe in 2001 compared with $.86 in 2000 and $.90 in 1999, excluding Wexpro.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                                                     Year Ended December 31,
                                                            2001             2000             1999
                                                      ---------------------------------------------------
                                                                        (In Thousands)

Net income                                                    $101,134         $ 77,808         $ 43,888
Non-cash adjustments to net income                             119,572          108,121           86,630
Changes in operating assets and liabilities                     30,592          (54,680)           4,914
                                                      ---------------------------------------------------

 Net cash provided from operating activities                  $251,298         $131,249         $135,432
                                                      ===================================================

Net cash provided from operating activities increased 91% in 2001 compared with 2000 as a result of 30% higher net income and collection of accounts receivable and the return of interest-bearing deposits with energy brokers. Timing differences in accounts receivable and deposits with energy brokers more than offset 77% increase in net income in 2000 compared with 1999.

Investing Activities

QMR acquired SEI for $403 million including debt and received 415 Bcfe of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 net acres of undeveloped leasehold acreage and four drilling rigs. In addition, QMR participated in drilling 337 wells (130 net wells) that resulted in 113 net gas wells, 10 net oil wells and 7 net dry holes. There were 56 gross wells in progress at year end. The success rate of completed net wells was 95%. QMR invested $7.7 million in the Rendezvous partnership that will provide gas gathering and compression services in southwestern Wyoming. The details of capital expenditures for 2001, 2000 and a forecast of 2002 are as follows:

                                                                    Year Ended December 31,
                                                            2002
                                                          Forecast           2001             2000
                                                      ---------------------------------------------------
                                                                        (In Thousands)
Exploratory drilling                                          $    500         $  4,090         $    446
Development drilling                                           142,600          188,091           97,361
Other exploration                                                2,100            1,433              342
Reserve acquisitions                                               100          370,068           65,130
Production                                                       4,700            7,624            8,382
Gathering and processing                                        27,300           53,914            3,330
Storage                                                                          11,754           11,513
General                                                          2,800            1,533              855
                                                      ---------------------------------------------------
                                                              $180,100         $638,507         $187,359
                                                      ===================================================

Financing Activities

Record capital spending and refinancing debt to take advantage of low interest rates combined to make 2001 a very active financing year. Net cash provided from operating activities of $251.3 million and proceeds from the sale of non-strategic assets of $32.7 million supplied 44% of the funding needed for capital expenditures. The remaining 56% was supplied through short- and long-term debt offerings. QMR borrowed $415 million, $280 million of which was in the form of a short-term bridge loan, to finance its acquisition of SEI. A portion of the bridge loan was subsequently refinanced with a one-year callable commercial paper note in the amount of $220 million. The commercial paper note was partially repaid with the proceeds of $200 million of five-year private placement notes with a 7% interest rate, issued January 16, 2002. The terms of the private placement notes required registration of the notes with the Securities and Exchange Commission. A registration statement was filed February 22, 2002 that became effective March 4, 2002. The exchange notes are expected to be issued in April 2002. In March 2001, QMR sold $150 million of 10-year notes with a 7.5% interest rate and used the proceeds to reduce debt.

In 2000, Market Resources initiated an unrated commercial-paper program with $100 million of capacity. Commercial-paper borrowings are limited to and supported by available capacity on Market Resources' existing revolving credit facility. Market Resources had a commercial-paper balance of $12.5 million at December 31, 2000 and no borrowing under this arrangement at December 31, 2001.

QMR reported negative working capital of $218.5 million at December 31, 2001. As a result of purchasing SEI, QMR borrowed $220 million on a short-term basis. Subsequently, the short-term loan was reduced by $100 million from an offering of long-term debt in January 2002. QMR plans to further reduce the balance in short-term debt through the sale of non-strategic assets and cash flows from operations.

QMR's consolidated capital structure consisted of 43% long-term debt and 57% common shareholder's equity at December 31, 2001. Considering short-term debt in the calculation increases the debt portion to 56%. The Company's long-term debt has been rated BBB+ by Standard and Poor's and Baa2 by Moody's.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Management believes the following accounting policies may involve a higher degree of complexity and judgment.

SUCCESSFUL EFFORTS ACCOUNTING FOR GAS AND OIL OPERATIONS
Under the successful efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells and successful exploratory wells and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leaseholds costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Capitalized proved leasehold costs are depleted on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with oil and gas properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. The Company engages independent consultants to calculate gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

WEXPRO SETTLEMENT AGREEMENT
Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas' utility operations to share in the results of Wexpro's operations and the rate of return that Wexpro will earn for managing Questar Gas' reserves. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

ACCOUNTING FOR DERIVATIVES
On January 1, 2001, the Company adopted the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. The Company structured virtually all of its energy derivative instruments as cash flow hedges. Any changes in the fair value of cash flow hedges are recorded on the balance sheet until the underlying gas or oil is produced.

The cumulative effect of this accounting change decreased other comprehensive income by $79.4 million (after tax) and did not have a material effect on income at adoption. Of the cumulative effect recorded in other comprehensive income, $44.6 million (after tax) was reclassified into the Consolidated Income Statement during 2001.

REVENUE RECOGNITION
Revenues are recognized in the period that services are provided or products are delivered. The Company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. A Market Resources subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

HEDGING POLICY
The Company has established policies and procedures for managing commodity price risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from falling commodity prices. The Company will target between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will ladder in these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedge arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT
Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

Market Resources held hedge contracts covering the price exposure for about 70.2 million dth of gas and 1.1 million bbl of oil at December 31, 2001. A year earlier the contracts covered 50.5 million dth of natural gas and 1 million bbl of oil. The hedging contracts exist for a significant share of equity gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2001, had terms extending through December 2003, with about 75% of those contracts expiring by the end of 2002.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at December 31, 2001 was a positive $37.7 million. A 10% decline in gas and oil prices would add $14.8 million to the mark-to-market calculation; while a 10% increase in prices would deduct $14.8 million. The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 2000 was a negative $98 million. A 10% decline in gas and oil prices at that time would decrease the mark-to-market adjustment by $18.1 million to $79.9 million. Conversely, a 10% increase in prices would have resulted in an $18.1 million negative mark-to-market adjustment to a negative $116.1 million balance at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts. Also, the sensitivity measures exclude mark-to-market calculations on physical hedge contracts, where settlement is achieved through delivery of the gas or oil as opposed to cash settlements with a counterparty.

LIQUIDITY ACCELERATORS
QMR has entered into commodity price hedging contracts with several counterparties. The counterparties are banks and energy trading firms. In some contracts the amount of credit allowed before QMR must post collateral for out-of-the-money hedges varies depending on the credit rating of QMR's debt. In cases where this arrangement exists, if QMR's credit ratings fall below investment grade (BBB- by Standard & Poor's or Baa3 by Moody's) counterparty credit generally falls to zero.

INTEREST-RATE RISK MANAGEMENT
QMR held $150 million of fixed rate debt with a fair value of $147.8 million at December 31, 2001. The fair value of fixed rate debt is subject to change as interest rates fluctuate. The Company held floating-rate long-term debt at December 31, 2001 and 2000 amounting to $253.9 million and $244.4 million, respectively. The book value of variable-rate debt approximates fair value. If interest rates declined by 10%, the annual interest costs paid on variable-rate long-term debt would decrease about $.7 million based on the balance outstanding at December 31, 2001 and $1.7 million for the year earlier balance. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap for one year. Due to declining interest rates at the end of 2001, the mark-to-market adjustment of the interest rate swap resulted in an unrealized loss of $627,000 and $67,000 of additional interest expense.

FOREIGN CURRENCY RISK MANAGEMENT
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation amounting to $61.1 million (U.S.) is expected to be repaid from future operations of the foreign company.

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

ITEM  8. STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements are included in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     QMR has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

                                    PART III

     The Company, as the wholly owned subsidiary of a reporting company under the Act is entitled to omit all information requested in PART III (Items 10-13).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements and schedule identified in the List of Financial Statements are filed as part of this report.

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

  4.2.* Form of 7 1/2% Notes due 2011. (Exhibit No. 4.02. to the Company's Current Report on Form 8-K dated March 6, 2001.)

  4.4. U.S. Credit Agreement, dated April 19, 1999, by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S. agent, and certain financial institutions, as lenders, with the First Amendment dated May 17, 1999, the Second Amendment dated July 30, 1999, the Third Amendment dated November 30, 1999, the Fourth Amendment dated April 17, 2000, the Fifth Amendment dated October 6, 2000, and the Sixth Amendment dated February 9, 2001. (Exhibit No. 4.1. to the Company's Form 10 dated April 12, 2000, for the U. S. Credit Agreement, and the First, Second and Third Amendments; Exhibit No. 4.1. to the Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments. Exhibit No. 4.3. to the Company's Form 10-K Annual Report for 2000 for the Sixth Amendment.) The Seventh Amendment dated April 16, 2001, is filed as Exhibit
                    4.4 to this report.

  4.5. Long-term debt instruments with principal amounts not exceeding 10 percent of QMR's total consolidated assets are not filed as exhibits. The Company will furnish a copy of these agreements to the Commission upon request.

  10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Questar Gas Company's Form 10-K Annual Report for 1981.)

  10.2.* Stock Purchase Agreement among the Company, Shenandoah Energy and Shenandoah Energy's stockholders. (Exhibit No.
                    10.2. to the Company's Current Report on Form 8-K dated July 31, 2001.)

  12.               Ratio of earnings to fixed charges.

  21.               Subsidiary Information.

  23.               Consent of Independent Auditors.

  24.               Power of Attorney.

     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

     (b)  The Company filed a Current Report on Form 8-K dated October 12,
2001 that contained the financial statements and pro forma information required as a result of the Company's acquisition of Shenandoah Energy, Inc.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2001

                         QUESTAR MARKET RESOURCES, INC.

                              SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR MARKET RESOURCES, INC.

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Market Resources Inc. are included in Item 8:

     Statements of income, Years ended December 31, 2001, 2000 and 1999

     Balance sheets, December 31, 2001 and 2000

     Statements of common shareholder's equity, Years ended December 31,2001, 2000 and 1999

     Statements of cash flows, Years ended December 31, 2001, 2000 and 1999

     Notes to financial statements

The following financial statement schedule is included in Item 8:

     Schedule: Valuation and Qualifying Accounts

All other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Questar Market Resources, Inc.

We have audited the accompanying consolidated balance sheets of Questar Market Resources, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and statement are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Market Resources, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 5 to the financial statements, effective January 1, 2001, Questar Market Resources, Inc. adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

                                              /s/ Ernst & Young, LLP
                                              ----------------------------------
                                                  Ernst & Young, LLP

Salt Lake City, Utah
February 8, 2002

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                               Year Ended December 31,
                                                        2001            2000          1999
                                                ------------------------------------------------
                                                                   (In Thousands)
REVENUES
 From unaffiliated customers                            $645,867        $649,200       $418,603
 From affiliates                                         100,530          92,853         79,708
                                                ------------------------------------------------
  TOTAL REVENUES                                         746,397         742,053        498,311

OPERATING EXPENSES
 Cost of natural gas and other products sold             324,124         369,752        239,201
 Operating and maintenance                               112,087         106,761         79,719
 Exploration                                               6,986           7,917          5,321
 Depreciation, depletion and amortization                 92,678          85,025         73,028
 Abandonment and impairment of oil
  and gas properties                                       5,171           3,418          7,535
 Production and other taxes                               43,125          36,262         21,516
 Wexpro settlement agreement -
  oil income sharing                                       2,885           4,758          2,292
                                                ------------------------------------------------

  TOTAL OPERATING EXPENSES                               587,056         613,893        428,612
                                                ------------------------------------------------

  OPERATING INCOME                                       159,341         128,160         69,699

INTEREST AND OTHER  INCOME                                17,618           8,412          8,272

INCOME FROM UNCONSOLIDATED
  AFFILIATES                                               1,265           2,776            763

DEBT EXPENSE                                             (22,872)        (22,922)       (17,363)
                                                ------------------------------------------------

 INCOME BEFORE INCOME TAXES                              155,352         116,426         61,371

INCOME TAXES                                              54,218          38,618         17,483
                                                ------------------------------------------------
  NET INCOME                                            $101,134         $77,808        $43,888
                                                =================================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                        December 31,
                                                                     2001             2000
                                                                -----------------------------
                                                                         (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                                       $     2,270       $   3,980
 Notes receivable from Questar Corporation                             9,500
 Accounts receivable, net of allowance of
  $2,849 in 2001 and $1,775 in 2000                                   76,935         126,030
 Accounts receivable from affiliates                                  12,942          17,427
 Federal income taxes recoverable                                      8,426           4,976
 Hedging contracts                                                    50,270
 Qualifying hedging collateral                                                        48,377
 Inventories, at lower of average cost or market
   Gas and oil storage                                                14,245           7,618
   Material and supplies                                               5,127           2,298
 Prepaid expenses and other                                           11,661           4,828
                                                                -----------------------------
   TOTAL CURRENT ASSETS                                              191,376         215,534

PROPERTY, PLANT AND EQUIPMENT
 Gas and oil properties - successful efforts accounting
  Proved properties                                                1,175,432         845,485
  Unproved properties, not being amortized                           176,141          55,608
  Support equipment and facilities                                    11,414          13,179
 Cost-of-service gas and oil operations -
  successful efforts accounting                                      405,783         348,403
 Gathering, processing and marketing                                 210,394         137,484
                                                                  ---------------------------
                                                                   1,979,164       1,400,159

 Less allowances for depreciation, depletion and amortization
  Gas and oil properties                                             462,143         411,506
  Cost-of-service gas and oil operations                             207,410         193,029
  Gathering, processing and marketing                                 61,777          58,388
                                                                  ---------------------------
                                                                     731,330         662,923
                                                                  ---------------------------

  NET PROPERTY, PLANT AND EQUIPMENT                                1,247,834         737,236

INVESTMENT IN UNCONSOLIDATED
  AFFILIATES                                                          23,829          15,417

OTHER ASSETS
 Goodwill                                                             66,823
 Cash held in escrow account                                                           5,387
 Other                                                                 3,279           4,344
                                                                  ---------------------------
                                                                      70,102           9,731
                                                                  ---------------------------
                                                                 $ 1,533,141       $ 977,918
                                                                  ===========================

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                 December 31,
                                                              2001                2000
                                                        ----------------------------------
                                                                     (In Thousands)

CURRENT LIABILITIES
 Short-term loans                                          $         -        $    12,500
 Notes payable to Questar                                      275,100             51,000
 Accounts payable and accrued expenses
  Accounts and other payables                                   97,553            140,254
  Accounts payable to affiliates                                 5,793              3,761
  Production and other taxes                                    24,902             19,359
  Interest                                                       4,805                951
                                                        -----------------------------------
   Total accounts payable and accrued expenses                 133,053            164,325
Current portion of long-term debt                                1,696
                                                        -----------------------------------

    TOTAL CURRENT LIABILITIES                                  409,849            227,825

LONG-TERM DEBT, less current portion                           402,226            244,377

DEFERRED INCOME TAXES                                          175,024             67,875

OTHER LIABILITIES                                               11,244             13,847

MINORITY INTEREST                                                8,369              5,483

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
 Common stock - par value $1 per share;
  authorized, 25,000,000 shares; issued
  and outstanding, 4,309,427 shares                              4,309              4,309
 Additional paid-in capital                                    116,027            116,027
 Retained earnings                                             383,254            299,420
 Cumulative other comprehensive income (loss)                   22,839             (1,245)
                                                        -----------------------------------
                                                               526,429            418,511
                                                        -----------------------------------

                                                           $ 1,533,141        $   977,918
                                                        ===================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                                 Cumulative
                                                                    Additional                      Other          Compre-
                                                      Common         Paid-in      Retained       Comprehensive     hensive
                                                       Stock         Capital      Earnings       Income (loss)     Income
                                                 ---------------------------------------------------------------------------
                                                                                (In Thousands)
Balance at January 1, 1999                            $4,309          $116,027       $209,719            $377
 1999 net income                                                                       43,888                       $43,888
 Cash dividends                                                                       (16,600)
 Dividend of shares of Questar Energy
   Services                                                                             1,905
 Other comprehensive income:
 Unrealized loss on securities available for
  sale, net of income taxes of $1,557                                                                  (2,515)       (2,515)
 Foreign currency translation adjustment,
   net of income taxes of $327                                                                           (605)         (605)
                                                 ---------------------------------------------------------------------------

Balance at December 31, 1999                           4,309           116,027        238,912          (2,743)      $40,768
                                                                                                                 ===========
 2000 net income                                                                       77,808                       $77,808
 Cash dividends                                                                       (17,300)
 Other comprehensive income:
 Unrealized gain on securities available for
  sale, net of income taxes of $1,557                                                                   2,515         2,515
 Foreign currency translation adjustment,
  net of income taxes of $949                                                                          (1,017)       (1,017)
                                                 ---------------------------------------------------------------------------

Balance at December 31, 2000                           4,309           116,027        299,420          (1,245)      $79,306
                                                                                                                 ===========

 2001 net income                                                                      101,134                      $101,134
 Cash dividends                                                                       (17,300)
 Other comprehensive income:
 Cumulative effect of accounting change for
  energy hedges, net income taxes of $41,624                                                          (79,376)      (79,376)
 Unrealized gain on energy hedging transactions,
  net of income taxes of $57,048                                                                      105,295       105,295
 Unrealized loss on interest rate swaps,
  net of income taxes of $235                                                                            (392)         (392)
 Foreign currency translation adjustment,
  net of income taxes of $1,304                                                                        (1,443)       (1,443)
                                                 ---------------------------------------------------------------------------
Balance at December 31, 2001                          $4,309          $116,027       $383,254         $22,839      $125,218
                                                 ===========================================================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                    2001            2000          1999
                                                              ---------------------------------------------
                                                                                (In Thousands)
OPERATING ACTIVITIES
Net income                                                         $101,134          $77,808       $43,888
 Adjustments to reconcile net income to net cash
   provided from operating activities
  Depreciation, depletion and amortization                           94,776           85,733        75,570
  Deferred income taxes                                              34,594           22,818         7,979
  Abandonment and impairment of oil and gas properties                5,171            3,418         7,535
  Income from unconsolidated affiliates,
    net of cash distributions                                        (1,071)          (2,117)          (66)
  Gain from sale of properties and securities                       (13,898)          (1,731)       (4,388)
 Changes in operating assets and liabilities
  Accounts receivable and qualifying hedging collateral             113,072         (112,757)       (2,631)
  Inventories                                                        (8,099)           1,337          (468)
  Hedging contracts                                                 (10,886)
  Prepaid expenses and other                                         (4,012)            (423)          (83)
  Accounts payable and accrued expenses                             (53,800)          74,226         5,655
  Federal income taxes                                               (3,459)         (11,207)          127
  Other assets                                                        1,031           (3,125)         (783)
  Other liabilities                                                  (3,255)          (2,731)        3,097
                                                              ----------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                         251,298          131,249       135,432

INVESTING ACTIVITIES
Capital expenditures
 Purchase of property, plant and equipment                         (630,807)        (187,359)     (103,384)
 Other investments                                                   (7,700)                       (24,864)
                                                              -----------------------------------------------
                                                                   (638,507)        (187,359)     (128,248)
Proceeds from disposition of properties and equipment                32,729            2,254        37,888
Proceeds from sale of securities                                                      18,424         1,214
                                                              -----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (605,778)        (166,681)      (89,146)

FINANCING ACTIVITIES
Change in notes receivable from Questar                              (9,500)           4,000        21,100
Change in notes payable to Questar                                  224,100           26,500       (97,300)
Change in short-term debt                                           (12,500)          12,500
Change in cash in escrow                                              5,387           31,340       (36,727)
Checks written in excess of cash balances                                             (1,246)        1,246
Issuance of long-term debt                                          405,000           61,725       275,000
Payment of long-term debt                                          (242,837)         (80,087)      195,000)
Other financing                                                         646            2,955
Payment of dividends                                                (17,300)         (17,300)      (16,600)
                                                              -----------------------------------------------
NET CASH PROVIDED FROM (USED IN) FINANCING
 ACTIVITIES                                                         352,996           40,387       (48,281)
 Foreign currency translation adjustments                              (226)            (975)          101
                                                              -----------------------------------------------
Change in cash and cash equivalents                                  (1,710)           3,980        (1,894)
Beginning cash and cash equivalents                                   3,980                          1,894
                                                              -----------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                     $2,270           $3,980          $  -
                                                              ================================================

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements contain the accounts of Questar Market Resources, Inc. and subsidiaries (the "Company" or "QMR" or "Market Resources"). The Company is a wholly owned subsidiary of Questar Corporation ("Questar"). QMR, through its subsidiaries, conducts gas and oil exploration, development and production, gas gathering and processing, and wholesale-energy marketing. Questar Exploration and Production ("Questar E & P") and Shenandoah Energy Inc. ("SEI"), conduct exploration, development and production activities. Wexpro Company ("Wexpro") operates and develops producing properties on behalf of Questar Gas. Questar Gas Management and SEI conduct gas gathering and plant processing activities. Questar Energy Trading performs wholesale energy marketing activities and through a 75% interest in Clear Creek Storage Company, LLC, operates a private gas-storage field. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES: QMR uses the equity method to account for investment in affiliates in which it does not have control. The principal affiliates are Canyon Creek Compression Co., Blacks Fork Gas Processing Co. and Rendezvous Gas Services LLC. Generally, QMR's investment in these affiliates equals the underlying equity in net assets.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION: Revenues are recognized in the period that services are provided or products are delivered. QMR uses the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has sold gas in excess of its share of remaining reserves in an underlying property. The Company's net gas imbalances at December 31, 2001 and 2000 were not significant.

WEXPRO SETTLEMENT AGREEMENT - OIL INCOME SHARING: Wexpro settlement agreement-oil income sharing represents payments made to Questar Gas for its share of the income from oil and NGL products associated with cost-of- service oil properties pursuant to the terms of the Wexpro settlement agreement (Note
9).

REGULATION OF UNDERGROUND STORAGE: Clear Creek Storage Company, LLC operates an underground gas storage facility that is under the jurisdiction of the Federal Energy Regulatory Commission (FERC). The FERC establishes rates for the storage of natural gas, and regulates the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

CASH AND CASH EQUIVALENTS: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through the Company's commercial bank accounts that result in available funds the next business day.

NOTES RECEIVABLE FROM QUESTAR: Notes receivable from Questar represent interest bearing demand notes for cash loaned to Questar until needed in the Company's operations. The funds are centrally managed by Questar and earn an interest rate that is identical to the interest rate paid by the Company for borrowings from Questar.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. On July 1, 2001, QMR elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. As a result, on December 11, 2001, the Company filed an amended Form 10-K for the year ended December 31, 2000 to retroactively restate financial statements to reflect this change in accounting method. Previously reported earnings decreased $7.2 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively.

GAS AND OIL PROPERTIES
Under the successful efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leaseholds costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Capitalized proved leasehold costs are depleted on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment of producing properties are considered part of depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

COST-OF-SERVICE GAS AND OIL OPERATIONS
As ordered by the Public Service Commission of Utah ("PSCU"), the successful efforts method of accounting is utilized with respect to costs associated with certain "cost of service" gas and oil properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service gas and oil properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see Note 9). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Capitalized costs are depreciated on an individual field basis using the unit-of-production method based upon proved developed gas and oil reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are considered as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

GATHERING, PROCESSING AND MARKETING
The investments in gathering facilities, processing plants and other general support property, plant and equipment are generally depreciated using the straight-line method based upon estimated useful lives ranging from 3 to 20 years.

DEPRECIATION, DEPLETION AND AMORTIZATION

                                                                        For the year ended December 31,
                                                                     2001             2000          1999
                                                            ------------------------------------------------
                                                                                    (In Thousands)
Depreciation, depletion and amortization expense
   Gas and oil properties                                            $70,601         $65,169        $55,477
   Cost-of-service oil and gas operations                             15,051          13,922         12,665
   Gathering, processing and marketing                                 7,026           5,934          4,886
                                                            ------------------------------------------------
                                                                     $92,678         $85,025        $73,028
                                                            ================================================

Average depreciation, depletion and amortization rates per Mcf equivalent for the year ended December 31, were as follows:

Gas and oil properties                                   2001           2000          1999
                                                -----------------------------------------------------
   U.S.                                                      $0.79          $0.73          $0.72
   Canada (in U.S. dollars)                                   1.10           1.12           0.63
    Combined U.S. and Canada                                  0.83           0.78           0.71
 Cost-of-service gas and oil operations                       0.49           0.44           0.42

TEST FOR IMPAIRMENT OF LONG-LIVED ASSETS
Gas and oil properties are evaluated by field for potential impairment; other properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

CAPITALIZED INTEREST AND ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: When applicable, QMR capitalizes interest costs during the construction period of plant and equipment. However, the Company did not capitalize interest costs in 2001, 2000 or 1999. Under provisions of the Wexpro settlement agreement, the Company capitalizes an allowance for funds used during construction (AFUDC) on cost-of-service construction projects. The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment. AFUDC amounted to $.7 million, $2.2 million and $.4 million, in 2001, 2000 and 1999, respectively, and is included in Interest and Other Income in the Consolidated Statements of Income.

GOODWILL: QMR recorded $67 million of goodwill as the result of the acquisition of SEI completed July 31, 2001. The goodwill is not subject to amortization due to the change in accounting rules for goodwill. Refer to the "New Accounting Standards" discussion later in Note 1.

FOREIGN CURRENCY TRANSLATION: The Company conducts gas and oil exploration and production activities in western Canada. The local currency, the Canadian dollar, is the functional currency of the Company's foreign operations. Translation from Canadian dollars to U. S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average exchange rate. Adjustments resulting from such translations are reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

ENERGY-PRICE FINANCIAL INSTRUMENTS: The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. It is expected that there will be a high degree of correlation between the changes in market value of hedging contracts and the market price ultimately received on the hedged physical transactions. The timing of production and the maturity of the hedge contracts are closely matched. Hedge prices are established in the areas of Market Resources' production operations. The Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Contracts that do not have high correlation with the related physical transactions are marked-to-market and with the adjustment recognized in the current-period income.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." Refer to the "Energy-Price Risk Management" discussion in
Note 5 - Financial Instruments and Risk Management. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, the Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain from the change in fair value of the hedged item. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholder's equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

INTEREST-RATE FINANCIAL INSTRUMENTS: The Company utilizes interest-rate hedges to exchange fixed-rate interest payments for variable-rate interest payments. The difference between the fixed interest-rate payment made and the variable-rate payment is recorded as either an increase or decrease of interest expense.

CREDIT RISK: QMR's primary market areas are the Rocky Mountain regions of the United States and Canada and the Midcontinent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. QMR monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis.

INCOME TAXES: QMR accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, QMR's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company records tax benefits as they are generated. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return.

COMPREHENSIVE INCOME: Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Statements of Shareholder's Equity. Other comprehensive income transactions reported by QMR result from changes in fair value of qualified energy derivatives, interest rate derivatives and securities available for sale, and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the underlying products or securities available for sale are sold. Proceeds from selling available for sale securities were $18.4 million and $1.2 million for the year ended December 31, 2000 and 1999, respectively. Income tax expenses associated with realized gains from selling securities available for sale were $1.5 million in 2000 and $.1 million in 1999.

The balances of cumulative other comprehensive income (loss), net of income taxes at December 31, were as follows:

                                                                2001         2000
                                                        ----------------------------------
                                                                 (In Thousands)

Unrealized gain on energy hedging transactions                   $25,919
Unrealized loss on interest rate swap                               (392)
Foreign currency translation adjustment                           (2,688)        ($1,245)
                                                        ---------------------------------
  Cumulative other comprehensive income (loss)                   $22,839         ($1,245)
                                                        =================================

BUSINESS SEGMENTS: QMR's line-of-business disclosures are presented based on the way senior management evaluates the performance of its business segments. Certain intersegment sales include intercompany profit.

NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. QMR applied the purchase method of accounting when recording an acquisition completed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment or sooner if a specific trigger occurs. Goodwill acquired after July 1, 2001 is exempt from amortization. At December 31, 2001, QMR's balance of goodwill amounted to $67 million, all of which was acquired after July 1, 2001. QMR will adopt SFAS 142 as of January 1, 2002 and has up to six months to perform an initial goodwill impairment test. However, if impairment is indicated in the initial test, the impairment must be recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting method. Subsequent impairments will be charged to operating results. An initial test under the new accounting rules did not indicate an impairment of goodwill.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of gas and oil and rate-regulated assets. SFAS 143 is effective for 2003. Market Resources has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation and modifies the provisions of SFAS 121. SFAS 144 is effective for 2002. Market Resources has not evaluated the impact of SFAS 144.


Note 2 -  Acquisitions

The Company acquired 100% of the common stock of SEI on July 31, 2001 for $403 million in cash including assumed debt. SEI was a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs. SEI operations are located primarily in the Uintah Basin of eastern Utah. The transaction was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. The purchase price in excess of the estimated fair value of the assets was assigned to goodwill. The acquisition was initially financed through bank borrowings.

Assets purchased and liabilities assumed were as follows:

                                                        (In Thousands)
                                                       ----------------
 Current assets, net of cash acquired                         $17,332
 Property, plant and equipment                                401,054
 Goodwill                                                      66,823
 Other assets                                                     124
 Current liabilities                                          (24,328)
 Other liabilities                                             (8,410)
 Deferred income taxes                                        (54,364)
 Other comprehensive loss                                       4,723
                                                       ---------------
  Purchase price, including acquisition costs                $402,954
                                                       ===============

The following unaudited pro forma consolidated results of operations assume the acquisition occurred on January 1, 2000. The pro forma financial information includes adjustments to:
   Depreciation expense to reflect the new basis of SEI's fixed assets. Interest expense to reflect financing costs of the acquisition.
   Operating expenses to reflect the resignation of several SEI executives. Exclude results of operations not purchased by QMR.
   Income tax expense based on pro forma income before income taxes.

                              Year Ended December 31,
                               2001           2000
                             --------------------------
                                 (In Thousands)

   Revenues                    $794,555       $785,872
   Net income                    98,552         68,240


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

Note 3 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. These entities are engaged primarily in gathering or processing natural gas. As of December 31, 2001, these affiliates did not have debt obligations with third-party lenders. The principal partnerships and percentage ownership were as follows: Canyon Creek Compression Co. (15%), Blacks Fork Gas Processing Co. (50%) and Rendezvous Gas Services LLC (50%).

Summarized results of the partnerships are listed below.

                                    2001            2000           1999
                                --------------------------------------------
                                                (In Thousands)
YEAR ENDED DECEMBER 31,
Revenues                            $24,992         $27,574         $19,096
Operating income                      2,830           5,811           2,922
Income before income taxes            3,105           6,184           2,803

AT DECEMBER 31,
Current assets                      $21,000         $14,232
Noncurrent assets                    38,862          26,941
Current liabilities                   3,893           3,940
Noncurrent liabilities                2,529             946

Note 4 - Debt

QMR has a $280 million revolving credit facility and $150 million of 7.5% notes. The revolving credit facility is segmented into United States and Canadian portions of $221.7 million and $58.3 million, respectively. The interest rate is generally equal to LIBOR plus a premium. QMR's revolving credit facility contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. Under the most restrictive terms of the revolving credit facility, Market Resources could pay a dividend of $47.8 million.

                                                                    December 31,
                                                               2001             2000
                                                        -----------------------------------
                                                                   (In Thousands)
SHORT-TERM DEBT
Commercial paper                                                              $ 12,500
Notes payable to Questar                                       $275,100       $ 51,000
(Interest rate at December 31, 2001 and 2000,           --------------------------------
   2.31% and 6.91%, respectively)                              $275,100       $ 63,500
                                                        =================================

LONG-TERM DEBT
Revolving-credit loan due 2002 - 2007 with variable
  interest rates (2.85% at December 31, 2001)                  $253,922       $244,377
7.5% Notes due 2011                                             150,000
                                                        --------------------------------
                                                                403,922        244,377
Less current portion                                              1,696
                                                        --------------------------------
                                                               $402,226       $244,377
                                                        ================================

Maturities of long-term debt for the five years following December 31, 2001, in thousands of dollars are as follows:

            2002               $   1,696
            2003                   1,696
            2004                 221,696
            2005                   1,696
            2006                   1,696

To purchase SEI, QMR borrowed $415 million of which $280 million was in the form of a short-term bridge loan. The bridge loan was subsequently refinanced with borrowings from banks and a one-year callable commercial paper note in the amount of $220 million. The commercial paper note and bank borrowings were reduced with the proceeds of a five-year, $200 million private placement note with a 7% interest rate issued January 16, 2002. The terms of the private placement note required that the notes be registered with the SEC. A registration statement was filed February 22, 2002 that became effective March 4, 2002. The exchange notes are expected to be issued in April 2002. In March 2001, QMR sold $150 million of 10-year notes with a 7.5% interest rate and used the proceeds to reduce bank debt.

Questar makes loans to QMR under a short-term borrowing arrangement and earns interest based on a rate that adjusts monthly. The interest rate is identical to the interest rate charged by the Company for loans to Questar.

Cash paid for interest was $22.9 million in 2001, $23.4 million in 2000 and $17 million in 1999.

Note 5 - Financial Instruments and Risk Management

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                      December 31, 2001                December 31, 2000
                                           ----------------------------------------------------------------------
                                                  Carrying        Estimated        Carrying        Estimated
                                                    Value         Fair Value        Value          Fair Value
                                           -----------------------------------------------------------------------
                                                                           (In Thousands)
Financial assets
  Cash and cash equivalents                     $    2,270        $   2,270      $    3,980       $     3,980
  Notes receivable                                   9,500            9,500
Financial liabilities
  Short-term loans                                 275,100          275,100          63,500            63,500
  Long-term debt                                   402,226          401,590         244,377           244,377
Energy-price hedging contracts                      50,897           50,897          -                (98,000)
Interest-rate swap                                    (627)            (627)

Market Resources used the following methods and assumptions in estimating fair values:

CASH AND CASH EQUIVALENTS, NOTES RECEIVABLE AND SHORT-TERM LOANS - the carrying amount approximates fair value;
LONG-TERM DEBT - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using QMR's current borrowing rates;
ENERGY-PRICE HEDGING CONTRACTS - fair value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the oil contracts at December 31, 2001, was $25.47 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to equity production where basis adjustments would result in a net-to-the-well price of $24.45 per barrel. The average price of the gas contracts at December 31, 2001 was $3.77 per MMBtu representing the average of contracts with different terms including fixed, various "into the pipe" postings and NYMEX references. Energy-price hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and heat-value adjustments on the hedges of equity gas as of December 31, 2001, would result in a price between $3.43 and $3.57 per Mcf, net-back-to-the-well.
INTEREST-RATE SWAP - the mark-to-market valuation equals a discounted present value of future cash flow using current market rates.

Fair value is calculated at a point in time and does not represent the amount QMR would pay to retire the debt securities. In the case of energy-price hedges, the fair value calculation does not consider the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production).

ENERGY-PRICE RISK MANAGEMENT
Market Resources held financial energy-price hedge contracts covering the exposure for about 70.2 million dth of gas and 1.1 million barrels of oil at December 31, 2001. A year earlier the contracts covered 50.5 million dth of natural gas and 1.0 million barrels of oil. Hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2001, had terms extending through December 2003. About 75% of those contracts, representing $27.0 million, settle and will be reclassified from other comprehensive income in the next 12 months.

On January 1, 2001, the Company adopted the accounting provisions of SFAS 133 and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million (after-tax). The Company structured a majority of its energy-price derivative instruments as cash flow hedges and as a result of adopting SFAS 133 recorded a $121 million hedging liability for derivative instruments. By the end of 2001, the Company's hedging contracts were on a net basis, in-the-money. The results of hedging activities amounted to a $50.9 million current asset. Settlement of contracts in 2001 had resulted in the reclassification into income of $68 million ($44.6 million after-tax). The remaining change of $103.9 million resulted from a decrease in prices of gas and oil on futures markets. The offset to the hedging asset, net of income taxes, was a $25.9 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

INTEREST-RATE RISK MANAGEMENT
Effective October 2001, QMR hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap for one year. Due to declining interest rates at the end of 2001, the mark-to-market adjustment of the interest rate swap resulted in an unrealized loss of $627,000 and $67,000 of additional interest expense.

CREDIT RISK MANAGEMENT
Management increased its bad debt reserves as it monitored the effect on collections resulting from significantly higher energy prices in the first half of 2001, an economic recession and an increase in bankruptcies filed in the United States.

FOREIGN CURRENCY RISK MANAGEMENT
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $61.1 million (U.S.), is expected to be repaid from future operations of the foreign company.

Note 6 - Income Taxes

The components of income taxes for years ended December 31 were as follows:

                                          2001           2000             1999
                                     ---------------------------------------------
                                                           (In Thousands)
Federal
  Current                                 $19,962         $13,678         $11,411
  Deferred                                 24,528          19,947           4,430
State
  Current                                   1,022           1,129           1,568
  Deferred                                  2,837           1,763             959
Foreign                                     5,869           2,101            (885)
                                     ---------------------------------------------
                                          $54,218         $38,618         $17,483
                                     =============================================

The difference between the statutory federal income tax rate and QMR's effective income tax rate is explained as follows:

                                                      2001            2000             1999
                                               -------------------------------------------------
                                                                (In Percentages)
Statutory federal income tax rate                         35.0            35.0             35.0
Increase (decrease) as a result of:
State income tax rate, net of federal
  income tax credit                                        1.6             1.6              2.7
Non-conventional fuel credits                             (3.3)           (4.0)            (8.6)
Foreign income taxes                                       1.7             0.6             (0.3)
Other                                                     (0.1)                            (0.3)
                                               -------------------------------------------------
 Effective income tax rate                                34.9            33.2             28.5
                                               =================================================

Significant components of the Company's deferred income taxes at December 31 were as follows:

                                                     2001            2000
                                                --------------------------------
                                                         (In Thousands)
Deferred tax liabilities
 Property, plant and equipment                       $187,546         $77,737
 Other                                                    746             775
                                                --------------------------------
  Total deferred tax liabilities                      188,292          78,512

Deferred tax assets
 Ad valorem taxes                                       5,106           3,277
 Reserves, compensation plans and other                 8,162           7,360
                                                --------------------------------
                                                       13,268          10,637
                                                --------------------------------
   Net deferred income taxes                         $175,024         $67,875
                                                ================================

Cash paid for income taxes amounted to $22.3 million in 2001, $25.6 million in 2000 and $7.2 million in 1999.

Note 7 - Litigation and Commitments

LEGAL PROCEEDINGS
There are various legal proceedings against Market Resources. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

COMMITMENTS
Questar Energy Trading has contracted for firm-transportation services with various pipelines through 2016. Due to market conditions and competition, it is possible that Questar Energy Trading may not be able to recover the full cost of these transportation commitments. Annual payments and the years covered are as follows:

                                     (In Thousands)
                                     --------------
            2002                            $3,351
            2003                             2,489
            2004                             1,681
    Yearly commitment fee
      2005 through 2016                        194

QMR rents office space throughout its scope of operations from third-party lessors and leases space in an office building located in Salt Lake City, Utah from an affiliated company. The minimum future payments under the terms of long-term operating leases for the Company's primary office locations for the five years following December 31, 2001, are as follows:

                                     (In Thousands)
                                     --------------
            2002                            $2,051
            2003                             1,022
            2004                               536
            2005                               262
            2006                                93

Total minimum future rental payments have not been reduced for sublease rental receipts of $58,000 which are expected to be received in the year ended December 31, 2002. Total rental expense amounted to $2,223,000 in 2001, $2,087,000 in
2000 and $1,804,000 in 1999. Sublease rental receipts were $294,000 in 2001, $118,000 in 2000 and $94,000 in 1999.

Note 8 - Employment Benefits

Pension Plan: Substantially all of QMR's employees are covered by Questar's defined benefit pension plan, although some employees have elected other benefits in place of a pension benefit. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72-pay period interval during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of applicable laws and regulations. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Pension cost was $1.0 million in 2001, $.4 million in 2000 and $.9 million in 1999.

QMR's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated to meet QMR's pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for QMR's employees would be retained by the pension plan. At December 31, 2001, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions: Market Resources pays a portion of health-care costs and life insurance costs for employees. The Company links the health-care benefits to years of service and limits the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996 do not qualify for postretirement medical benefits under this plan. Questar's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate debt obligations and U.S. government debt obligations. The Company is amortizing a transition obligation over a 20-year period beginning in 1992. Costs of postretirement benefits other than pensions were $1.3 million in 2001, $1.7 million in 2000 and $1.2 million in 1999.

Market Resources' portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated to meet the Company's obligations. At December 31, 2001, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits: Market Resources recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues the present value of current and future costs. QMR's postemployment benefit liability at December 31, 2001 and 2000 was $.5 million and $.6 million, respectively based on a discount rate of 7.75%.

Employee Investment Plan: Market Resources participates in Questar's Employee Investment Plan (EIP), which allows eligible employees to purchase Questar common stock or other investments through payroll deduction of pretax earnings. QMR pays for contributions of Questar common stock to the EIP of approximately 80% of the employees' purchases up to 6% of eligible earnings and contributes an additional $200 of common stock in the name of each eligible employee. The Company's expense to the plan was $1.3 million in 2001, $1.1 million in 2000 and $.9 million in 1999.

Note 9 - Related Party Transactions

QMR receives a significant portion of its revenues from services provided to Questar Gas Company. The Company received $100.5 million in 2001, $92.5 million in 2000 and $79.3 million in 1999 for operating cost-of-service gas properties, gathering gas and supplying a portion of gas for resale, among other services provided to Questar Gas. Operation of cost-of-service gas properties is described in Wexpro Settlement Agreement (Note 10). QMR also received revenues from other affiliated companies totaling $.4 million in both 2000 and 1999. In 2001, revenues from Questar Gas accounted for all of QMR's intercompany transactions.

Questar performs certain administrative functions for QMR and charged QMR $7.8 million in 2001, $6.6 million in 2000 and $4.5 million in 1999. QMR includes these costs in operating and maintenance expenses. Questar allocates the costs based on each affiliate proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

QMR's subsidiaries contracted for transportation and storage services with Questar Pipeline and paid $1.3 million in 2001, $2.1 million in 2000 and $3.4 million in 1999 for these services.

Questar InfoComm Inc is an affiliated company that provides some information technology and communication services to Questar and its affiliated companies. QMR paid Questar InfoComm $1.4 million in 2001, $1.9 million in 2000 and $2.3 million in 1999.

QMR has a 5-year lease with Questar for space in an office building located in Salt Lake City, Utah. The building is owned by a third party. The third party has a lease arrangement with Questar Corp, which in turn sublets office space to affiliated companies. The lease between QMR and Questar expires October 2002. QMR has a five-year extension option. The lease payment for 2002 is $.7 million.

The Company received interest income from affiliated companies of $.6 million in 2001 and 2000 and $.7 million in 1999. Market Resources incurred debt expense to affiliated companies of $3.1 million in 2001, $2.5 million in 2000, $3.4 million in 1999.

Note 10 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.6%.

e. Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.6%.

Note 11 - Business Segment Information

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

                                                               Year Ended December 31,
                                                         2001           2000            1999
                                                  -----------------------------------------------
                                                                    (In Thousands)
Revenues from Unaffiliated Customers
 Exploration and production                             $280,576        $245,728        162,475
 Cost of service                                          12,465          15,179          8,844
 Gathering, processing and marketing                     352,826         388,293        247,284
                                                  -----------------------------------------------
                                                         645,867         649,200        418,603
                                                  ===============================================

Revenues from Affiliated Companies
 Exploration and production                                  807             18
 Cost of service                                          88,936          73,721         62,335
 Gathering, processing and marketing                      10,787          19,114         17,373
                                                  -----------------------------------------------
                                                         100,530          92,853         79,708
                                                  ===============================================

Depreciation, Depletion and Amortization Expense
  Exploration and production                               70,601         65,169         55,477
  Cost of service                                          15,051         13,922         12,665
  Gathering, processing and marketing                       7,026          5,934          4,886
                                                  -----------------------------------------------
                                                           92,678         85,025         73,028
                                                  ===============================================

Operating Income
  Exploration and production                              101,531         77,919         30,327
  Cost of service                                          45,030         38,502         32,948
  Gathering, processing and marketing                      12,780         11,739          6,424
                                                  -----------------------------------------------
                                                         $159,341       $128,160       $ 69,699
                                                  ===============================================

                                                                Year Ended December 31,
                                                       2001             2000              1999
                                                  ----------------------------------------------
                                                                 (In Thousands)
Interest and Other Income
  Exploration and production                           $   14,265       $    387        $  6,209
  Cost of service                                             847            472             534
  Gathering, processing and marketing                       2,506          7,553           1,529
                                                  -----------------------------------------------
                                                           17,618          8,412           8,272
                                                  ===============================================

Debt Expense
  Exploration and production                               18,202         17,976          14,770
  Cost of service                                           1,789            721             582
  Gathering, processing and marketing                       2,881          4,225           2,011
                                                  -----------------------------------------------
                                                           22,872         22,922          17,363
                                                  ===============================================

Income Taxes
  Exploration and production                               33,355         18,483           2,936
  Cost of service                                          15,847         13,873          12,020
  Gathering, processing and marketing                       5,016          6,262           2,527
                                                  -----------------------------------------------
                                                           54,218         38,618          17,483
                                                  ===============================================

Net income
  Exploration and production                               64,452         42,137          18,830
  Cost of service                                          28,241         24,380          20,880
  Gathering, processing and marketing                       8,441         11,291           4,178
                                                  -----------------------------------------------
                                                          101,134         77,808          43,888
                                                  ===============================================

Fixed Assets - Net
  Exploration and production                              900,844        502,766         428,780
  Cost of service                                         198,373        155,374         137,584
  Gathering, processing and marketing                     148,617         79,096          71,354
                                                  -----------------------------------------------
                                                        1,247,834        737,236         637,718
                                                  ===============================================

Capital Expenditures
  Exploration and production                              549,096        140,487          75,842
  Cost of service                                          58,453         32,048          21,076
  Gathering, processing and marketing                      30,958         14,824          31,330
                                                  -----------------------------------------------
                                                          638,507        187,359         128,248
                                                  ===============================================

GEOGRAPHIC INFORMATION
 Revenues
     United States                                        707,902        703,981         485,995
     Canada                                                38,495         38,072          12,316
                                                  -----------------------------------------------
                                                          746,397        742,053         498,311
                                                  ===============================================

 Fixed Assets - Net
     United States                                      1,171,697        648,089         611,075
     Canada                                                76,137         89,147          26,643
                                                  -----------------------------------------------
                                                       $1,247,834       $737,236        $637,718
                                                  ===============================================

Note 11 - Supplemental Oil and Gas Information (Unaudited)

The Company uses the successful efforts accounting method for its gas and oil exploration and development activities. As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost-of-service gas and oil properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service gas and oil properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 10).

Gas and Oil Exploration and Development Activities: The following information is provided with respect to Questar's gas and oil exploration and development activities, located in the United States and Canada.

CAPITALIZED COSTS

The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization follow:

                                                           ---------------------------------------------
                                                                   United States   Canada        Total
                                                           ---------------------------------------------
AS OF DECEMBER 31,                                                         (In Thousands)

2001
 Proved properties                                              $1,051,875      $123,557     $1,175,432
 Unproved properties                                               165,066        11,075        176,141
 Support equipment and facilities                                   11,017           397         11,414
                                                           ---------------------------------------------
                                                                 1,227,958       135,029      1,362,987
 Accumulated depreciation, depletion and amortization              403,251        58,892        462,143
                                                           ---------------------------------------------
                                                                $  824,707      $ 76,137     $  900,844
                                                           =============================================

2000
 Proved properties                                              $  732,078      $113,407     $  845,485
 Unproved properties                                                30,940        24,668         55,608
 Support equipment and facilities                                   12,002         1,177         13,179
                                                           ---------------------------------------------
                                                                   775,020       139,252        914,272
 Accumulated depreciation, depletion and amortization              361,401        50,105        411,506
                                                           ---------------------------------------------
                                                                $  413,619      $ 89,147     $  502,766
                                                           =============================================

1999
 Proved properties                                              $  663,051      $ 54,096     $  717,147
 Unproved properties                                                41,654         9,970         51,624
 Support equipment and facilities                                   12,418           990         13,408
                                                           ---------------------------------------------
                                                                   717,123        65,056        782,179
 Accumulated depreciation, depletion and amortization              314,986        38,413        353,399
                                                           ---------------------------------------------
                                                                $  402,137      $ 26,643     $  428,780
                                                           =============================================

COSTS INCURRED

The following costs were incurred in gas and oil exploration and development activities:

                                                            --------------------------------------------
                                                            United States       Canada        Total
                                                            --------------------------------------------
YEAR ENDED DECEMBER 31,                                                    (In Thousands)

2001
Property acquisition
   Unproved                                                       $  1,309       $   318       $  1,627
   Proved                                                          303,757                      303,757
Exploration                                                         14,063         1,755         15,818
Development                                                        130,638         5,256        135,894
                                                            --------------------------------------------
                                                                  $449,767       $ 7,329       $457,096
                                                            ============================================
2000
Property acquisition
   Unproved                                                       $  3,054       $14,703       $ 17,757
   Proved                                                            1,202        31,058         32,260
Exploration                                                          6,433         3,664         10,097
Development                                                         64,582        29,478         94,060
                                                            --------------------------------------------
                                                                  $ 75,271       $78,903       $154,174
                                                            ============================================
1999
Property acquisition
   Unproved                                                       $ 12,565       $   337       $ 12,902
   Proved                                                            2,367            17          2,384
Exploration                                                          8,402           323          8,725
Development                                                         53,347         3,608         56,955
                                                            --------------------------------------------
                                                                  $ 76,681       $ 4,285       $ 80,966
                                                            ============================================

RESULTS OF OPERATIONS

Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses.

                                                            -------------------------------------------
                                                            United States       Canada      Total
                                                            -------------------------------------------
YEAR ENDED DECEMBER 31, 2001                                               (In Thousands)

Revenues
 From unaffiliated customers                                      $242,081       $38,495       $280,576
 From affiliates                                                       807                          807
                                                            --------------------------------------------
   Total revenues                                                  242,888        38,495        281,383
                                                            --------------------------------------------
Production expenses                                                 62,646         8,106         70,752
Exploration                                                          5,236         1,785          7,021
Depreciation, depletion and amortization                            58,537        12,064         70,601
Abandonment and impairment of gas
 and oil properties                                                  3,571         1,600          5,171
                                                            --------------------------------------------
Total expenses                                                     129,990        23,555        153,545
                                                            --------------------------------------------
Revenues less expenses                                             112,898        14,940        127,838
Income taxes - Note A                                               37,348         9,323         46,671
                                                            --------------------------------------------
Results of operations before corporate
 overhead and interest expenses                                   $ 75,550       $ 5,617       $ 81,167
                                                            ============================================

                                                            --------------------------------------------
                                                            United States       Canada        Total
                                                            --------------------------------------------
YEAR ENDED DECEMBER 31, 2000                                               (In Thousands)

Revenues
   From unaffiliated customers                                   $ 207,656       $38,072       $245,728
   From affiliates                                                      18                           18
                                                            --------------------------------------------
      Total revenues                                               207,674        38,072        245,746
                                                            --------------------------------------------
Production expenses                                                 49,056         8,809         57,865
Exploration                                                          5,533         2,442          7,975
Depreciation, depletion and amortization                            51,973        13,196         65,169
Abandonment and impairment of gas
 and oil properties                                                  2,327         1,091          3,418
                                                            --------------------------------------------
Total expenses                                                     108,889        25,538        134,427
                                                            --------------------------------------------
Revenues less expenses                                              98,785        12,534        111,319
Income taxes - Note A                                               31,994         5,841         37,835
                                                            --------------------------------------------
Results of operations before corporate
 overhead and interest expenses                                  $  66,791       $ 6,693       $ 73,484
                                                            ============================================

Year Ended December 31, 1999
Revenues                                                         $ 150,159       $12,316       $162,475
                                                            --------------------------------------------
Production expenses                                                 41,856         3,681         45,537
Exploration                                                          4,803           321          5,124
Depreciation, depletion and amortization                            51,927         3,550         55,477
Abandonment and impairment of gas
 and oil properties                                                  5,542         1,993          7,535
                                                            --------------------------------------------
Total expenses                                                     104,128         9,545        113,673
                                                            --------------------------------------------
Revenues less expenses                                              46,031         2,771         48,802
Income taxes - Note A                                               12,348         1,233         13,581
                                                            --------------------------------------------
Results of operations before corporate
 overhead and interest expenses                                  $  33,683       $ 1,538       $ 35,221
                                                            ============================================

Note A - Income tax expenses have been reduced by non-conventional fuel tax credits of $5 million in 2001, $4.7 million in 2000 and $5.3 million in 1999.

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES

Estimates of the reserves located in the United States were made by Ryder Scott Company, H. J. Gruy and Associates, Inc., Netherland, Sewell & Associates, and Malkewicz Hueni Associates, Inc., independent reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung Associates Ltd. and Sproule Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                                  Natural Gas                                           Oil
                                 United States     Canada             Total      United States         Canada          Total
                                 --------------------------------------------------------------------------------------------
                                                    (MMcf)                                            (MBbls)
PROVED RESERVES
Balance at January 1, 1999              466,688         21,935         488,623          11,649          2,601         14,250
 Revisions of estimates                   4,155           (106)          4,049           4,031            372          4,403
 Extensions and discoveries              77,737          1,720          79,457             794            257          1,051
 Purchase of reserves in place           17,020                         17,020             130                           130
 Sale of reserves in place              (11,984)                       (11,984)         (3,665)                       (3,665)
 Production                             (59,839)        (2,873)        (62,712)         (1,876)          (435)        (2,311)
                                 --------------------------------------------------------------------------------------------

Balance at December 31, 1999            493,777         20,676         514,453          11,063          2,795         13,858
 Revisions of estimates                  25,662         (7,890)         17,772             221           (64)            157
 Extensions and discoveries             123,155          2,511         125,666           1,532            208          1,740
 Purchase of reserves in place              846         52,000          52,846               1          1,520          1,521
 Sale of reserves in place               (1,885)                        (1,885)            (17)                          (17)
 Production                             (61,722)        (7,241)        (68,963)         (1,484)          (741)        (2,225)
                                 --------------------------------------------------------------------------------------------

Balance at December 31, 2000            579,833         60,056         639,889          11,316          3,718         15,034
 Revisions of estimates                 (36,528)         1,341         (35,187)         (1,950)           (21)        (1,971)
 Extensions and discoveries             175,423          7,144         182,567           1,515            340          1,855
 Purchase of reserves in place          300,353                        300,353          19,185                        19,185
 Sale of reserves in place              (19,072)                       (19,072)           (531)                         (531)
 Production                             (63,862)        (6,712)        (70,574)         (1,797)          (703)        (2,500)
                                 --------------------------------------------------------------------------------------------

Balance at December 31, 2001            936,147         61,829         997,976          27,738          3,334         31,072
                                 ============================================================================================

PROVED-DEVELOPED RESERVES
Balance at January 1, 1999              411,826         17,835         429,661          10,443          2,281         12,724
Balance at December 31, 1999            412,008         17,076         429,084           9,897          2,565         12,462
Balance at December 31, 2000            434,122         55,623         489,745           9,696          3,077         12,773
Balance at December 31, 2001            534,761         53,036         587,797          19,417          2,566         21,983

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

                                              -------------------------------------------------
YEAR ENDED DECEMBER 31,                        United States      Canada               Total
                                              -------------------------------------------------
                                                                (In Thousands)

2001
Future cash inflows                             $ 2,541,716       $ 192,762        $ 2,734,478
Future production costs                            (798,431)        (58,643)          (857,074)
Future development costs                           (266,097)         (3,421)          (269,518)
Future income tax expenses                         (392,152)        (38,767)          (430,919)
                                             -------------------------------------------------
 Future net cash flows                            1,085,036          91,931          1,176,967

10% annual discount to reflect
 timing of net cash flows                          (536,876)        (35,789)          (572,665)
                                             -------------------------------------------------
Standardized measure of discounted
 future net cash flows                          $   548,160       $  56,142        $   604,302
                                             =================================================

2000
Future cash inflows                              $5,412,945        $568,771         $5,981,716
Future production costs                            (955,827)        (73,583)        (1,029,410)
Future development costs                           (107,355)         (2,900)          (110,255)
Future income tax expenses                       (1,489,267)       (182,537)        (1,671,804)
                                             -------------------------------------------------
 Future net cash flows                            2,860,496         309,751          3,170,247

10% annual discount to reflect
 timing of net cash flows                        (1,316,114)       (136,445)        (1,452,559)
                                             -------------------------------------------------
Standardized measure of discounted
 future net cash flows                           $1,544,382        $173,306         $1,717,688
                                             =================================================

1999
Future cash inflows                             $ 1,332,761       $ 108,990        $  1,441,751
Future production costs                            (398,591)        (28,280)           (426,871)
Future development costs                            (61,034)         (3,146)            (64,180)
Future income tax expenses                         (188,988)        (10,353)           (199,341)
                                             -------------------------------------------------
 Future net cash flows                              684,148          67,211            751,359
10% annual discount to reflect
 timing of net cash flows                          (280,911)        (23,652)           (304,563)
                                             -------------------------------------------------
Standardized measure of discounted
 future net cash flows                          $   403,237       $  43,559        $    446,796
                                             =================================================

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                              Year Ended December 31,
                                                 2001            2000                1999
                                                ----------------------------------------------
                                                                (In Thousands)
Beginning balance                                $1,717,688      $  446,796           $348,376
  Sales of oil and gas produced, net
   of production costs                             (210,631)       (187,881)          (116,938)
  Net changes in prices and
   production costs                              (1,978,853)      1,638,170            171,392
  Extensions and discoveries, less
   related costs                                    133,866         492,398             79,511
  Revisions of quantity estimates                   (31,451)         70,155             28,665
  Purchase of reserves in place                     303,757          32,260              2,384
  Sale of reserves in place                         (41,225)         (1,867)           (33,043)
  Change in future development                      (70,979)        (17,770)            (9,332)
  Accretion of discount                             171,769          44,680             34,837
  Net change in income taxes                        775,013        (776,276)           (61,807)
  Change in production rate                        (125,725)        (50,077)            (8,859)
  Other                                             (38,927)         27,100             11,610
                                                -----------------------------------------------
  Net change                                      1,113,386)      1,270,892             98,420
                                                -----------------------------------------------
Ending balance                                   $  604,302      $1,717,688        $   446,796
                                                ===============================================

COST-OF-SERVICE ACTIVITIES
The following information is provided with respect to cost-of-service gas and oil properties managed and developed by Wexpro and regulated by the Wexpro settlement agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro settlement agreement.

CAPITALIZED COSTS

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization were as follows:

                                                                   December 31,
                                                       2001            2000           1999
                                                -----------------------------------------------
                                                                 (In Thousands)
Proved properties                                      $405,783        $348,403        $318,451
Accumulated depreciation and amortization               207,410         193,029         180,867
                                                ------------------------------------------------
                                                       $198,373        $155,374        $137,584
                                                ================================================

COSTS INCURRED

Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $58.5 million in 2001, $32.1 million in 2000 and $21.3 million in 1999.

RESULTS OF OPERATIONS

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                                                          Year Ended December 31,
                                                                   2001            2000             1999
                                                            -----------------------------------------------
                                                                            (In Thousands)
Revenues
From unaffiliated companies                                         $12,465         $15,179        $ 8,844
From affiliates - Note A                                             88,936          73,721         62,335
                                                            -----------------------------------------------
     Total revenues                                                 101,401          88,900         71,179

Production expenses                                                  33,016          27,861         18,548
Depreciation and amortization                                        15,051          13,922         12,665
                                                            -----------------------------------------------
     Total expenses                                                  48,067          41,783         31,213
                                                            -----------------------------------------------

Revenues less expenses                                               53,334          47,117         39,966
Income taxes                                                         19,181          16,923         14,602
                                                            -----------------------------------------------
    Results of operations before corporate
    overhead and interest expenses                                  $34,153         $30,194        $25,364
                                                            ===============================================

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES

The following estimates were made by the Company's reservoir engineers. Generally, no estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                              Natural Gas        Oil
                                           ----------------------------
                                                (MMcf)         (MBbls)

PROVED DEVELOPED RESERVES
Balance at January 1, 1999                        340,135           2,723
 Revisions of estimates                             5,699             976
 Extensions and discoveries                        46,739             213
 Production                                       (38,890)           (623)
                                          --------------------------------
Balance at December 31, 1999                      353,683           3,289
 Revisions of estimates                            16,523             504
 Extensions and discoveries                        50,351             234
 Production                                       (41,546)           (579)
                                          --------------------------------
Balance at December 31, 2000                      379,011           3,448
 Revisions of estimates                           (11,465)            275
 Extensions and discoveries                        76,042             479
 Production                                       (37,907)           (515)
                                          --------------------------------
Balance at December 31, 2001                      405,681           3,687
                                          ================================

                              QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
                               Schedule of Valuation and Qualifying Accounts
                                            December 31, 2001
                                              (In Thousands)

-----------------------------------------------------------------------------------------------------------
       Column A               Column B           Column C             Column D             Column E

Description             Beginning Balance    Amounts charged      Deductions for          Ending Balance
                                               to expense        accounts written off
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Allowance for bad
 debts                              $1,775               $1,229                 $155              $2,849

YEAR ENDED DECEMBER 31, 2000
Allowance for bad
 debts                               1,350                  431                    6               1,775

YEAR ENDED DECEMBER 31, 1999
Allowance for bad
 debts                               3,253                   25                1,928               1,350

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

"EMMDth" means million decatherms of natural gas equivalents.

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

"MMcf" means million cubic feet.

"MMcfe" means million cubic feet of natural gas equivalents.

"MMDth" means million decatherms.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

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

/s/ G. L. Nordloh                         President & Chief Executive Officer;
-------------------------                 Director (Principal Executive Officer)
G. L. Nordloh

/s/ S. E. Parks                            Vice President, Treasurer and Chief
-------------------------                  Financial Officer (Principal
 S. E. Parks                               Financial Officer)

/s/ B. Kurtis Watts                        Manager, Accounting
-------------------------                  (Principal Accounting Officer)
 B. Kurtis Watts

*R. D. Cash                               Chairman of the Board; Director
*Teresa Beck                              Director
*Patrick J. Early                         Director
*James A. Harmon                          Director
*G. L. Nordloh                            Director
*Keith O. Rattie                          Director

MARCH 27, 2002                            *By /s/ G. L. Nordloh
                                         ----------------------------------
Date                                              G. L. Nordloh, Attorney in

                                                  Fact

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -------------

   3.1.* Articles of Incorporation dated April 27, 1988 for Utah Entrada Industries, Inc. (Exhibit No. 3.1. to the Company's Form 10 dated April 12, 2000.)

   3.2.* Articles of Merger, dated May 20, 1988, of Estrada Industries, Inc., a Delaware corporation and Utah Entrada Industries, Inc a Utah corporation. (Exhibit No. 3.2. to the Company's Form 10 dated April 12, 2000.)

   3.3.* Articles of Amendment dated August 31, 1998, changing the name of Entrada Industries, Inc. to Questar Market Resources, Inc. (Exhibit No
          3.3 to the Company's Form 10 dated April 12, 2000.)

   3.4.* Bylaws (as amended effective February 8, 2000.) (Exhibit No 3.4. to the Company's Form 10 dated April 12, 2000.)

   4.1.* Indenture dated as of March 1, 2001, between the Questar Market Resources, Inc. and Bank One, NA, as Trustee for the Company's 7 1/2% Notes due 2011. (Exhibit No. 4.01 to the Company's Current Report on Form 8-K dated March 6, 2001.)

   4.2.* Form of 7 1/2% Notes due 2011. (Exhibit NO. 4.02, to the Company's Current Report on Form 8-K dated March 6, 2001.)

   4.4. U.S. Credit Agreement, dated April 19, 1999, by and among Questar Market Resources, Inc., as U.S. borrower, NationBank, N.A., as U.S. agent, and certain financial institutions, as lenders, with the First Amendment dated November 30, 1999, the Fourth Amendment dated April 17, 2000, the Fifth Amendment dated October 6, 2000, and the Sixth Amendment dated February 9, 2001. (Exhibit No. 4.1. to the Company's Form 10 dated April 12, 2000, for the U.S. Credit Agreement, and the First, Second and Third Amendments; Exhibit No 4.1. to the Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments. Exhibits No. 4.3. to the Company's Form 10-K Annual Report for 2000 for the Sixth Amendment.) The Seventh Amendment dated April 16, 2001, is filed as Exhibit 4.4 to this report.

   4.5 Long-term debt instruments with principal amounts not exceeding 10 percent of QMR's total consolidated assets are not filed as exhibits. The Company will furnish a copy of these agreements to the Commission upon request.

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

10.2.* Stock Purchase Agreement among the Company, Shenandoah Energy and Shenandoah Energy's stockholders. (Exhibit No. 10.2, to the Company's Current Report on Form 8-K dated July 31, 2001.)

12        Ratio of earnings to fixed charges.

21.       Subsidiary Information.

23.       Consent of Independent Auditors.

24.       Power of Attorney.

     *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by references.

     (b) The Company filed a Current Report on Form 8-K dated October 12, 2001 that contained the financial statements and pro forma information required as a result of the Company's acquistion of Shenandoah Energy.