Form 10-Q
period 2002-03-31
QUESTAR MARKET RESOURCES INC
filed 2002-05-15
CIK 1108827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                          OUTSTANDING AS OF APRIL 30, 2002
----------------------------------     ----------------------------------------
Common Stock, $1.00 par value                     4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10- with the reduced disclosure format.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     3 Months Ended
                                                                        March 31,
                                                                    2002           2001
                                                               ---------------------------
                                                                     (In Thousands)
REVENUES                                                         $ 153,129      $ 258,846

OPERATING EXPENSES
  Cost of natural gas and other
   products sold                                                    49,064        141,580
  Operating and maintenance                                         35,384         23,719
  Exploration                                                        2,748          1,067
  Depreciation, depletion and amortization                          29,284         20,839
  Abandonment and impairment of gas
   and oil properties                                                  306            550
  Production and other taxes                                         7,399         16,837
  Wexpro settlement agreement - oil
   income sharing                                                      281          1,179
                                                               ---------------------------

   TOTAL OPERATING EXPENSES                                        124,466        205,771
                                                               ---------------------------

   OPERATING INCOME                                                 28,663         53,075

INTEREST AND OTHER INCOME                                            5,754         11,951

MINORITY INTEREST                                                       97             62

INCOME FROM UNCONSOLIDATED
AFFILIATES                                                             435             49

DEBT EXPENSE                                                        (8,419)        (4,985)
                                                               ---------------------------

   INCOME BEFORE INCOME TAXES                                       26,530         60,152

INCOME TAXES                                                         8,928         21,808
                                                               ---------------------------

    NET INCOME                                                   $  17,602      $  38,344
                                                               ===========================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    December 31,
                                                                          2002          2001
                                                                      (Unaudited)
                                                                       ---------------------------
                                                                               (In Thousands)
ASSETS
Current assets
 Cash and cash equivalents                                           $         -      $     2,270
 Notes receivable from Questar Corp.                                      13,600            9,500
 Accounts receivable, net                                                 84,829           98,303
 Hedging contracts                                                           236           50,270
 Inventories, at lower of average cost or market -
   Gas and oil storage                                                     5,010           14,245
   Materials and supplies                                                  5,329            5,127
 Prepaid expenses and other                                               11,561           11,661
                                                                     -----------------------------
  Total current assets                                                   120,565          191,376
                                                                     -----------------------------

Property, plant and equipment                                          2,015,549        1,979,164
Less accumulated depreciation, depletion
 and amortization                                                        759,882          731,330
                                                                     -----------------------------
   Net property, plant and equipment                                   1,255,667        1,247,834
                                                                     -----------------------------
Investment in unconsolidated affiliates                                   22,169           23,829
Other assets
 Goodwill                                                                 66,823           66,823
 Cash held in escrow account                                               5,084
 Other                                                                     4,273            3,279
                                                                     -----------------------------
                                                                          76,180           70,102
                                                                     -----------------------------

                                                                     $ 1,474,581      $ 1,533,141
                                                                     =============================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
 Checks outstanding in excess of cash balance                        $     1,773      $         -
 Notes payable to Questar Corp.                                          189,400          275,100
 Accounts payable and accrued expenses                                   113,432          133,053
 Current portion of long-term debt                                         1,598            1,696
                                                                     -----------------------------
  Total current liabilities                                              306,203          409,849
                                                                     -----------------------------
Long-term debt, less current portion                                     480,365          402,226
Other liabilities                                                         12,452           11,244
Deferred income taxes                                                    158,601          175,024
Minority interest                                                          8,373            8,369
Common shareholder's equity
 Common stock                                                              4,309            4,309
 Additional paid-in capital                                              116,027          116,027
 Retained earnings                                                       396,531          383,254
 Other comprehensive income (loss)                                        (8,280)          22,839
                                                                     -----------------------------
  Total common shareholder's equity                                      508,587          526,429
                                                                     -----------------------------

                                                                     $ 1,474,581      $ 1,533,141
                                                                     =============================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    3 Months Ended
                                                                       March 31,
                                                                  2002          2001
                                                             -----------------------------
                                                                    (In Thousands)
OPERATING ACTIVITIES
 Net income                                                     $   17,602      $  38,344
 Depreciation, depletion and amortization                           30,578         21,018
 Deferred income taxes                                               2,332          9,538
 Abandonment and impairment of gas and oil
  properties                                                           306            550
 Income from unconsolidated affiliates, net
  of cash distributions and minority interest                        1,563            162
 Gain from sale of properties                                       (4,494)       (10,543)
 Changes in operating assets and liabilities                         2,342         45,474
                                                             -----------------------------
     NET CASH PROVIDED FROM
      OPERATING ACTIVITIES                                          50,229        104,543

INVESTING ACTIVITIES
 Capital expenditures                                              (38,887)       (23,408)
 Proceeds from disposition of property,
  plant and equipment                                                5,608         25,830
                                                             -----------------------------
     NET CASH (USED IN) PROVIDED FROM
      INVESTING ACTIVITIES                                         (33,279)         2,422

FINANCING ACTIVITIES
 Increase in notes receivable from Questar Corp.                    (4,100)       (20,300)
 Decrease in notes payable to Questar Corp.                        (85,700)       (40,500)
 Checks outstanding in excess of cash balance                        1,773            741
 Decrease in short-term loans                                                     (12,500)
 Increase in cash balance in escrow account                         (5,084)       (21,131)
 Long-term debt issued                                             200,000        185,000
 Long-term debt repaid                                            (121,881)      (197,569)
 Other                                                                 101           (159)
 Payment of dividends                                               (4,325)        (4,325)
                                                             ------------------------------
     NET CASH USED IN FINANCING
      ACTIVITIES                                                   (19,216)      (110,743)

   Foreign currency translation adjustment                              (4)          (202)
                                                             ------------------------------
   Change in cash and cash equivalents                              (2,270)        (3,980)
   Beginning cash and cash equivalents                               2,270          3,980
                                                             ------------------------------
   Ending cash and cash equivalents                             $        -      $       -
                                                             ==============================

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (SFAS 142) was issued in June 2001. SFAS 142 addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. QMR acquired $66.8 million of goodwill on July 31, 2001, which was exempt from amortization under the new guidelines in SFAS 142. The Company adopted the remaining provisions of SFAS 142 as of January 1, 2002 and completed an initial impairment test with no indication of impairment.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. These entities are engaged primarily in gathering and processing of natural gas. As of March 31, 2002, these affiliates did not have debt obligations with third-party lenders. The principal businesses and percentage ownership were Canyon Creek Compression Co. (15%), Blacks Fork Gas Processing Co. (50%) and Rendezvous Gas Services LLC (50%).

Summarized operating results of the partnerships are listed below.

                                                        3 Months Ended
                                                           March 31,
                                                      2002           2001
                                               -----------------------------
                                                        (In Thousands)

Revenues                                           $   4,816      $   8,579
Operating income                                       1,154            165
Income before income taxes                             1,173            298

Note 4 - Operations By Line of Business

                                                        3 Months Ended
                                                           March 31,
                                                      2002           2001
                                                 ---------------------------
                                                        (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
 Exploration and production                       $     67,269    $  78,320
 Cost of service                                         2,582        5,066
 Gathering, processing and marketing                    55,307      147,479
                                                 ---------------------------
                                                  $    125,158    $ 230,865
                                                 ===========================

REVENUES FROM AFFILIATED COMPANIES
 Exploration and production                       $        755    $       4
 Cost of service                                        23,929       23,375
 Gathering, processing and marketing                     3,287        4,602
                                                 ---------------------------
                                                  $     27,971    $  27,981
                                                 ===========================

DEPRECIATION AND AMORTIZATION EXPENSE
 Exploration and production                       $     22,559    $  15,700
 Cost of service                                         5,179        3,768
 Gathering, processing and marketing                     1,546        1,371
                                                 ---------------------------
                                                  $     29,284    $  20,839
                                                 ===========================

OPERATING INCOME
 Exploration and production                       $     13,496    $  37,804
 Cost of service                                        12,884       10,489
 Gathering, processing and marketing                     2,283        4,782
                                                 ---------------------------
                                                  $     28,663    $  53,075
                                                 ===========================

NET INCOME
 Exploration and production                       $      8,746    $  28,098
 Cost of service                                         7,623        6,584
 Gathering, processing and marketing                     1,233        3,662
                                                 ---------------------------
                                                  $     17,602    $  38,344
                                                 ===========================

FIXED ASSETS - NET, at period end
 Exploration and production                       $    963,670    $ 485,635
 Cost of service                                       196,896      155,619
 Gathering, processing and marketing                    95,101       77,625
                                                 ---------------------------
                                                  $  1,255,667    $ 718,879
                                                 ===========================

GEOGRAPHIC INFORMATION
REVENUES
 United States                                    $    146,858    $ 245,500
 Canada                                                  6,271       13,346
                                                 ---------------------------
                                                  $    153,129    $ 258,846
                                                 ===========================

FIXED ASSETS - NET, at period end
 United States                                    $  1,181,038    $ 635,023
 Canada                                                 74,629       83,856
                                                 ---------------------------
                                                  $  1,255,667    $ 718,879
                                                 ===========================

Note 5 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions result from changes in the fair value of energy-price hedging contracts and interest-rate hedging contracts, and changes in the carrying value of foreign investments caused by foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the gas or oil underlying the hedging contracts is sold. Interest expense is adjusted quarterly for the difference between the variable-rate on the debt instruments and the fixed-rate interest swaps.

                                                        3 Months Ended
                                                            March 31,
                                                      2002           2001
                                                -------------------------------
                                                         (In Thousands)

Net income                                        $     17,602    $     38,344
Other comprehensive loss
 Unrealized loss on hedging transaction                (49,773)        (52,100)
 Foreign currency translation adjustments                 (103)         (2,269)
                                                -------------------------------

   Other comprehensive loss before
    income taxes                                       (49,876)        (54,369)
   Income taxes on other
    comprehensive loss                                 (18,757)        (20,765)
                                                -------------------------------
   Net other comprehensive loss                        (31,119)        (33,604)
                                                -------------------------------
       Total comprehensive income (loss)          $    (13,517)   $      4,740
                                                ===============================

Note 6 - Financing

As part of a program to restructure its financing arrangements following the 2001 acquisition of SEI, QMR issued $200 million of notes in a private placement on January 16, 2002. The notes mature in five-years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the SEC and exchange notes with the same terms were issued in April 2002.

Note 7 -  Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
March 31, 2002
(Unaudited)

Operating Results

Questar Market Resources (QMR or the Company) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy marketing operations. Wexpro, a subsidiary of QMR, conducts cost of service development of gas reserves on behalf of Questar Gas, an affiliated company. Following is a summary of QMR's financial results and operating information.

                                                                           3 Months Ended
                                                                              March 31,
                                                                          2002        2001
                                                                      -----------------------
FINANCIAL RESULTS - (In thousands)
 Revenues
  From unaffiliated customers                                           $125,158    $230,865
  From affiliates                                                         27,971      27,981
                                                                      -----------------------
   Total revenues                                                       $153,129    $258,846
                                                                      =======================
 Operating income                                                       $ 28,663    $ 53,075
 Net income                                                               17,602      38,344

OPERATING STATISTICS
 Nonregulated production volumes
  Natural gas (in million cubic feet)                                     20,007      15,787
  Oil and natural gas liquids (in thousands of barrels)                      747         495

 Nonregulated production revenue (average selling price)
  Natural gas (per thousand cubic feet)                                 $   2.44       $4.17
  Oil and natural gas liquids (per barrel)                              $  18.85      $21.48

 Wexpro investment base at March 31, net of
  deferred income taxes (in millions)                                   $  163.0    $  122.2

 Marketing volumes
  (in thousands of energy equivalent decatherms)                          22,465      24,028

 Natural gas gathering volumes (in
   thousands of decatherms)
 For unaffiliated customers                                               23,904      22,085
 For Questar Gas                                                          12,223      10,211
 For other affiliated customers                                            7,387       6,799
                                                                      -----------------------
   Total gathering                                                        43,514      39,095
                                                                      =======================
 Gathering revenue (per decatherm)                                      $   0.14    $   0.13

Revenues

Lower selling prices for energy more than offset the effect of higher natural gas production resulting in a 41% decrease in revenues. In the first quarter of 2002, nonregulated production increased 31% to 24.5 billion cubic feet equivalent when compared with the first quarter of 2001. Natural gas production rose 27% and oil and natural gas liquids rose 51% due to the acquisition of Shenandoah Energy Inc. (SEI) on July 31, 2001. A combination of property sales and normal declines in producing fields put downward pressure on production from existing fields.

The average realized selling price for natural gas declined 41% from $4.17 to $2.44 per Mcf (thousand cubic feet), while the combined nonregulated oil and natural gas liquids selling price fell 12% to $18.85 per barrel. An energy shortage in the western United States combined with a cold winter to drive up first quarter 2001 energy prices. Weak energy prices in the first quarter of 2002 began to improve in March; too late to impact first quarter earnings. However as prices improved, QMR added to the number of its energy-price hedging contracts. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows:

                                                  Percent of production
   Time periods                                   under price hedging              Average price
   ------------                                   contracts                        net to the well
                                                     Gas           Oil        Gas Per Mcf   Oil Per bbl
                                                     ---           ---        -----------   -----------
   2nd and 3rd quarters of 2002                      61%           81%           $3.05        $22.82
   4th quarter of 2002                               53%           84%           $3.42        $22.82
   12 months of 2003                                 47%           52%           $3.30        $21.80
   12 months of 2004                                 28%                         $3.23

The practice of entering into energy-price hedging contracts benefited QMR in the first quarter of 2002 by incrementally adding $10.9 million to revenues from gas sales and $111,000 to revenues from the sale of oil. Approximately 35% of the volumes of equity gas production and 41% of the volumes of equity oil production, excluding Wexpro, were priced under hedging contracts in the quarter.

Marketing revenues and margins also suffered from the decline in energy prices in the first quarter of 2002. The margin, representing revenues less the costs to purchase gas and oil and transportation of gas, decreased from $4.5 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002. Also, the volumes marketed declined by 7% during the same period to period comparison.

Expenses

Operating and maintenance expenses, which include general overhead charges, were $11.7 million higher in the first quarter of 2002 compared with the first quarter of 2001, because of additional producing properties and higher gas gathering charges. The additional operating and maintenance expenses associated with properties acquired during 2001 was $8.2 million. Gas gathering charges increased $1.4 million due to an 11% increase in volumes gathered. Exploration expenses increased as a result of drilling dry exploratory wells.

Depreciation, depletion and amortization expense increased 41% in the comparison of the first quarter of 2002 with the prior year quarter. As was mentioned, equity production volumes increased 31% and the average DD&A rate increased from $.83 per energy equivalent Mcf in 2001 to $.89 in 2002. Production and other taxes decreased following the decline of gas and oil prices.

Debt expense rose 69% in the first quarter of 2002 because of increased borrowing to finance the acquisition of SEI. Interest rates were lower in the first quarter of 2002 when compared with the same quarter in 2001.

The Rendezvous LLC with Western Resources began processing and gathering operations in the fourth quarter of 2001. This partnership's startup was responsible for the increase in earnings from unconsolidated affiliates. The effective income tax rate for the first quarter was 33.7% in 2002 and 36.3% in 2001. The decrease in the effective income tax was primarily due to the relationship of the nonconventional fuel tax credits, which changed only slightly, while income before income tax dropped by more than half. The Company recognized $1.1 million of nonconventional fuel tax credits in the 2002 period and $1.2 million in the 2001 period.

Other income

QMR sold non-strategic producing properties resulting in pretax gains of $4.5 million in 2002 and $9.4 million in 2001. In addition, the sale of gathering properties in the first quarter of 2001 generated a $1.1 million pretax gain. The after tax gains of property sales were $2.8 million in the first quarter of 2002 and $6.6 million in the first quarter of 2001.

Wexpro's earnings

Wexpro's net income was $1.0 million higher in 2002. Wexpro's investment in gas development projects grew $40.8 million from the level reported at March 31, 2001. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2002 was $54.3 million less than the net cash flow generated in the first quarter of 2001. In the first quarter of 2001, cash flow from operating activities benefited from higher net income, the release of cash deposited as collateral for qualifying hedging contracts, and the collection of receivables.

Investing Activities

Capital expenditures amounted to $38.9 million in the first quarter of 2002, up $15.5 million from a year ago because of increased well drilling activities. Capital expenditures for calendar year 2002 are forecast to reach $190 million.

Financing Activities

Net cash flow from operating activities was more than sufficient to finance first quarter 2002 capital expenditures. The excess cash flow plus the proceeds from issuing $200 million of five-year, 7% notes in January 2002 was used to repay $207.6 million of debt. The issuance of long-term debt was part of a debt restructuring plan that QMR has undertaken since acquiring SEI. QMR expects to finance remaining 2002 capital expenditures and reduce its debt balance using net cash flow provided from operating activities and the proceeds from selling non-strategic assets.

Moody's Reviews Possible Downgrade of Debt Ratings

On May 2, 2002, Moody's Investors Service placed Questar Market Resources under review for a possible rating downgrade of the Company's Baa2 senior unsecured debt. In the same notice, Moody's also placed QMR's parent company, Questar Corporation and affiliated companies, Questar Pipeline and Questar Gas under review. The review was prompted by Moody's concern of Questar's leverage following the $403 million acquisition of Shenandoah Energy Inc. in 2001 and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure.

Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR also has an investment in a foreign operation that subjects it to exchange-rate risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Hedging Policy

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. The primary objectives of these energy-price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The Company targets between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. Additionally, under the terms of the QMR's revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy-Price Risk Management

Oil and natural gas prices fluctuate in response to many factors including changes in supply and demand. QMR bears a majority of the risk associated with commodity price changes and uses energy-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held energy-price hedging contracts covering the price exposure for about
77.4 million dth of gas and 2.6 million barrels of oil as March 31, 2002. The fair value of these hedging contracts was a $236,000 current asset. The fair value of the hedging contracts declined $50.7 million from the current asset measured at December 31, 2001. Settlement of contracts represented $16.0 million of the change and decline in energy prices on futures markets amounted to $34.7 million of the change. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. A portion of the contracts at March 31, 2002 had terms extending through December 2004. About 63% of those contracts, representing approximately $3.0 million, will settle and be reclassified from other comprehensive income in the next 12 months. A year earlier QMR held hedging contracts covering 42.6 million dth of natural gas and 735,000 barrels of oil.

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:

                                                                  2002          2001
                                                             -----------------------------
                                                                     (In Millions)
Mark-to-market valuation as of March 31,                        $ (4.0)        $(48.4)
Value if gas and oil prices decrease by 10%                     $ 24.1         $(39.4)
Value if gas and oil prices increase by 10%                     $(32.1)        $(57.3)

The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts. Also, the sensitivity measures exclude mark-to-market calculations on physical hedge contracts, where settlement is achieved through delivery of the gas or oil as opposed to cash settlements with counterparties.

Interest-Rate Risk Management

As of March 31, 2002, QMR had $132 million of floating-rate long-term debt and $350 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year. Declining interest rates have resulted in a $627,000 reduction in the fair value of the interest-rate hedge.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, land-access and environmental issues, rate-regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, assumptions used in business combinations, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, possible adverse repercussions from terrorist attacks or acts of war, and adverse changes in the business or financial condition of the Company.

Item 1.  Legal Proceedings.

     There are various legal proceedings pending against Questar Market Resources, Inc. ("QMR" or the "Company"). Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Two significant cases are discussed below:

     a. Questar Exploration and Production Company ("Questar E&P"), a wholly owned subsidiary of the Company, recently negotiated a settlement in a royalty class action case involving production from wells connected to a gas gathering system and related processing plants collectively known as the Northeast Enid Pipeline System, which is located in Oklahoma. The case, officially referred to as THE MARJORIE LAVERNE MCINTOSH TRUST V. QUESTAR EXPLORATION AND PRODUCTION CO., was recently filed to obtain class certification and to have the settlement agreement formally approved. Under the terms of the settlement agreement, which received its final approval on May 1, 2002, Questar E&P will contribute approximately $1.1 million to settle the claims.

     b. Questar E&P and Wexpro Company ("Wexpro," which is another wholly owned subsidiary of QMR) have also been named as defendants in cases (SUSAN L. BISHOP ET AL V. QUESTAR GAS CO. AND WEXPRO CO. AND SUSAN L. BISHOP ET AL V. QUESTAR EXPLORATION AND PRODUCTION CO.) that were filed in Sweetwater County, Wyoming, in which the plaintiffs claim that the two entities underpaid royalties because they deducted gathering fees and other charges when calculating such royalties. The cases are similar to other cases filed against producers in Wyoming, and the Questar parties are working with other producers to coordinate their defenses to the allegations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUESTAR MARKET RESOURCES, INC.
                                         (Registrant)

May 13, 2002                            /s/ G. L. Nordloh
------------                            ----------------------------------------
  (Date)                                G. L. Nordloh
                                        President and Chief Executive Officer

May 13, 2002                            /s/ S. E. Parks
------------                            ----------------------------------------
 (Date)                                 S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer