Form 10-Q
period 2002-06-30
QUESTAR MARKET RESOURCES INC
filed 2002-08-14
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

(801) 324-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 152,484	$ 176,742	$ 305,613	$ 435,588

OPERATING EXPENSES

Cost of natural gas and other products sold	45,448	78,209	94,512	219,789
Operating and maintenance	30,181	25,415	65,565	49,134
Exploration	1,133	1,833	3,881	2,900
Depreciation, depletion and amortization	28,354	21,476	57,638	42,315
Abandonment and impairment of gas and oil properties	749	2,045	1,055	2,595
Production and other taxes	7,893	12,150	15,292	28,987
Wexpro settlement agreement - oil income sharing	728	846	1,009	2,025

TOTAL OPERATING EXPENSES	114,486	141,974	238,952	347,745

OPERATING INCOME	37,998	34,768	66,661	87,843

INTEREST AND OTHER INCOME	5,472	809	11,226	12,760

MINORITY INTEREST	95	107	192	169

INCOME FROM UNCONSOLIDATED AFFILIATES	666	179	1,101	228

DEBT EXPENSE	(8,845)	(4,060)	(17,264)	(9,045)

INCOME BEFORE INCOME TAXES	35,386	31,803	61,916	91,955

INCOME TAXES	12,569	11,168	21,497	32,976

NET INCOME	$ 22,817	$ 20,635	$ 40,419	$ 58,979

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 1,355	$ 2,270
Notes receivable from Questar Corp.	27,800	9,500
Accounts receivable, net	87,438	98,303
Fair value of hedging contracts	13,015	55,593
Inventories, at lower of average cost or market -
Gas and oil storage	3,411	14,245
Materials and supplies	4,234	5,127
Prepaid expenses and other	7,185	11,661

Total current assets	144,438	196,699

Property, plant and equipment	2,043,169	1,979,164
Less accumulated depreciation, depletion and amortization	778,349	731,330

Net property, plant and equipment	1,264,820	1,247,834

Investment in unconsolidated affiliates	22,803	23,829
Goodwill	66,823	66,823
Cash held in escrow account	5,213
Other	4,205	3,279

	$ 1,508,302	$ 1,538,464

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 175,900	$ 275,100
Accounts payable and accrued expenses	122,824	133,053
Current portion of long-term debt	21,526	1,696
Fair value of hedging contracts	10,157	5,323

Total current liabilities	330,407	415,172

Long-term debt, less current portion	459,460	402,226
Other liabilities	11,840	11,244
Deferred income taxes	167,947	175,024
Minority interest	8,034	8,369
Common shareholder's equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	415,023	383,254
Other comprehensive income (loss)	(4,745)	22,839

Total common shareholder's equity	530,614	526,429

	$ 1,508,302	$ 1,538,464

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 40,419	$ 58,979
Depreciation, depletion and amortization	60,232	42,675
Deferred income taxes	9,110	8,263
Abandonment and impairment of gas and oil properties	1,055	2,595
(Income) loss from unconsolidated affiliates, net
of cash distributions and minority interest	834	(127)
Gain from sale of properties	(4,828)	(10,591)
Changes in operating assets and liabilities	15,212	65,727

NET CASH PROVIDED FROM
OPERATING ACTIVITIES	122,034	167,521

INVESTING ACTIVITIES
Capital expenditures	(78,316)	(80,211)
Proceeds from disposition of property, plant and
Equipment	10,793	27,210

NET CASH USED IN INVESTING ACTIVITIES	(67,523)	(53,001)

FINANCING ACTIVITIES
Increase in notes receivable from Questar Corp.	(18,300)	(29,000)
Decrease in notes payable to Questar Corp.	(99,200)	(42,100)
Decrease in short-term loans		(12,500)
Checks outstanding in excess of cash balance		2,399
(Increase) decrease in cash balance in escrow account	(5,213)	5,387
Long-term debt issued	200,000	185,000
Long-term debt repaid	(124,454)	(221,446)
Other	308	2,446
Payment of dividends	(8,650)	(8,650)

NET CASH USED IN FINANCING ACTIVITIES	(55,509)	(118,464)

Foreign currency translation adjustment	83	(36)

Change in cash and cash equivalents	(915)	(3,980)
Beginning cash and cash equivalents	2,270	3,980

Ending cash and cash equivalents	$ 1,355	$ -

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Impairment or Disposal of Long-Lived Assets

The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002, without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. These entities are engaged primarily in gathering and processing of natural gas. As of June 30, 2002, these affiliates did not have debt obligations with third-party lenders. The principal businesses, form of organization and percentage ownership were Canyon Creek Compression Co., a general partnership, (15%), Blacks Fork Gas Processing Co., a general partnership, (50%) and Rendezvous Gas Services LLC, a limited liability corporation, (50%). The Company has 50% or less voting interest in each business.

Summarized operating results of the investments are listed below.

	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)

Revenues	$ 10,550	$ 14,793
Operating income	2,763	466
Income before income taxes	2,800	666

Note 4 - Operations By Line of Business

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$ 72,198	$ 64,733	$ 139,467	$ 143,053
Cost of service	955	2,976	3,537	8,042
Gathering, processing and marketing	50,392	84,348	105,699	231,827

	$ 123,545	$ 152,057	$ 248,703	$ 382,922

REVENUES FROM AFFILIATED COMPANIES
Exploration and production	$ 415	$	$ 1,170	$ 4
Cost of service	26,172	22,691	50,101	46,066
Gathering, processing and marketing	2,352	1,994	5,639	6,596

	$ 28,939	$ 24,685	$ 56,910	$ 52,666

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Exploration and production	$ 21,381	$ 16,395	$ 43,940	$ 32,095
Cost of service	5,364	3,646	10,543	7,414
Gathering, processing and marketing	1,609	1,435	3,155	2,806

	$ 28,354	$ 21,476	$ 57,638	$ 42,315

OPERATING INCOME
Exploration and production	$ 22,924	$ 22,959	$ 36,420	$ 60,763
Cost of service	13,338	10,289	26,222	20,778
Gathering, processing and marketing	1,736	1,520	4,019	6,302

	$ 37,998	$ 34,768	$ 66,661	$ 87,843

NET INCOME
Exploration and production	$ 13,922	$ 13,243	$ 22,668	$ 41,341
Cost of service	7,858	6,487	15,481	13,071
Gathering, processing and marketing	1,037	905	2,270	4,567

	$ 22,817	$ 20,635	$ 40,419	$ 58,979

FIXED ASSETS - NET, at period end
Exploration and production	$ 972,054	$ 494,455
Cost of service	197,026	167,680
Gathering, processing and marketing	95,740	92,361

	$ 1,264,820	$ 754,496

GEOGRAPHIC INFORMATION REVENUES
United States	$ 144,575	$ 165,423	$ 291,433	$ 410,923
Canada	7,909	11,319	14,180	24,665

	$ 152,484	$ 176,742	$ 305,613	$ 435,588

FIXED ASSETS - NET, at period end
United States	$ 1,187,101	$ 670,022
Canada	77,719	84,474

	$ 1,264,820	$ 754,496

Note 5 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions result from changes in the fair value of energy price hedging contracts and interest rate hedging contracts, and changes in the carrying value of foreign investments caused by foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the gas or oil underlying the hedging contracts is sold. Interest expense is adjusted quarterly for the difference between the variable rate on the debt instruments and the fixed rate interest swaps.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In Thousands)

Net income	$ 22,817	$ 20,635	$ 40,419	$ 58,979
Other comprehensive income (loss)
Unrealized income (loss) on hedging transactions	3,914	55,128	(45,859)	3,028
Foreign currency translation adjustments	2,342	1,831	2,239	(438)

Other comprehensive income (loss) before income
Taxes	6,256	56,959	(43,620)	2,590
Income taxes	2,721	21,642	(16,036)	877

Net other comprehensive income (loss)	3,535	35,317	(27,584)	1,713

Total comprehensive income	$ 26,352	$ 55,952	$ 12,835	$ 60,692

Note 6 - Financing

As part of a program to refinance its short-term debt following the 2001 acquisition of Shenandoah Energy Inc. (SEI), QMR issued $200 million of notes in a private placement on January 16, 2002. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the SEC and exchange notes with the same terms were issued in April 2002.

Note 7 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
June 30, 2002
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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

FINANCIAL RESULTS - (In thousands)
Revenues
From unaffiliated customers	$ 23,545	$ 152,057	$ 248,703	$ 382,922
From affiliates	28,939	24,685	56,910	52,666

Total revenues	$ 152,484	$ 176,742	$ 305,613	$ 435,588

Operating income	$ 37,998	$ 34,768	$ 66,661	$ 87,843
Net income	22,817	20,635	40,419	58,979

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in million cubic feet)	19,856	15,844	39,863	31,631
Oil and natural gas liquids (in thousands of barrels)	736	522	1,483	1,017

Average daily production (in million cubic feet
equivalent)	267	209	269	208

Nonregulated production revenue (average selling price)
Natural gas (per thousand cubic feet)	$ 2.55	$ 3.31	$ 2.49	$ 3.74
Oil and natural gas liquids (per barrel)	$ 20.60	$ 20.36	$ 19.72	$ 20.91

Wexpro investment base at June 30, net of deferred
income taxes (in millions)	$ 161.4	$ 127.2

Marketing volumes
(in thousands of energy equivalent decatherms)	20,111	23,524	42,576	47,552

Natural gas gathering volumes (in thousands of
decatherms)
For unaffiliated customers	22,134	24,526	46,038	46,611
For Questar Gas	9,782	8,695	22,005	18,906
For other affiliated customers	9,265	6,601	16,652	13,400

Total gathering	41,181	39,822	84,695	78,917

Gathering revenue (per decatherm)	$ 0.15	$ 0.13	$ 0.14	$ 0.13

Revenues

The effect of increased production quantities was more than offset by lower energy prices resulting in decreased revenues reported in the 2002 periods presented when compared with the 2001 periods. Nonregulated natural gas, oil and other liquids production increased 28% to 24.3 billion cubic feet equivalent (Bcfe) in the second quarter and 29% to 48.8 Bcfe in the first half of 2002. QMR purchased producing properties in eastern Utah in July 2001, which accounted for a significant portion of the production growth. Also, QMR continued successful development-drilling programs on the Pinedale Anticline near Pinedale, Wyoming and on the Uinta Basin properties in eastern Utah. QMR shut-in approximately 1.5 billion cubic feet (Bcf) of Rockies production during the second quarter due to poor regional pricing.

The average realized selling price for natural gas declined 23% from $3.31 to $2.55 per thousand cubic feet (Mcf), net to the well, in the second quarter comparison. QMR generally sells its equity gas production at first-of-the-month price indexes. The "Inside FERC" first-of-the-month Rockies index dropped 44% between April and June. Rockies spot prices fell below $1 per MMBtu in the second quarter of 2002. In the summer there is a substantial decrease in demand for gas in the Rockies and this year gas supplies have generally exceeded the pipeline capacity to move gas to markets out of the area. The Company's realized prices are lower than index prices by $.15 to $.55 per Mcf, due to gathering and processing costs.

QMR hedged or pre-sold approximately 11.1 Bcf of natural gas production during the second quarter of 2002 at an average price of $3.08 per Mcf, net to the well. In the first half of 2002, hedging benefited QMR by incrementally adding $19.5 million to gas revenues but decreased oil revenues by $1.6 million. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows. QMR does not hedge sales of natural gas liquids.

	Net revenue interest production under price-hedging contracts	Average price net to the well
		(bbl = barrel)

	Gas (Bcf)	Oil (bbl)	Gas per Mcf	Oil per bbl

3rd quarter of 2002	10.3	506,000	$3.02	$22.82
4th quarter of 2002	9.7	506,000	$3.45	$22.82
12 months of 2003	27.6	1,095,000	$3.30	$21.80
12 months of 2004	14.5	none	$3.23

Marketing revenues also suffered from the decline in energy prices in 2002. However, the margin in 2002 improved when contract obligations were fulfilled by substituting gas purchased on the spot market for shut-in production. The margin, representing revenues less the costs to purchase gas and oil and transportation of gas, increased by $2.3 million when comparing the second quarter of 2002 with the corresponding period in 2001.

Expenses

Operating and maintenance expenses, which include general overhead charges, increased in the 2002 periods when compared with the 2001 periods because of the addition of producing properties, including the SEI acquisition that was completed July 31, 2001. In the first half of 2002, lease operating expenses (LOE) increased $6.1 million, gas-processing and gathering charges increased $4.9 million and general overhead costs were up $5.2 million over the first half of 2001. The average lifting cost (LOE plus production taxes) dropped to $.69 per energy equivalent Mcf (Mcfe) in 2002 from $.88 Mcfe primarily because of increased production volumes. Exploration expenses increased as a result of drilling dry exploratory wells. Abandonments declined in 2002 because of reduced leasehold impairments.

Depreciation, depletion and amortization (DD&A) expense increased 36% in the comparison of the first half of 2002 with the prior year period. Equity production volumes increased 29% and the average DD&A rate increased from $.84 per Mcfe in 2001 to $.87 in 2002. Production and other taxes decreased following the decline of gas and oil prices.

Debt expense rose 91% in the first half of 2002 because of increased borrowing to finance the acquisition of SEI. Short-term interest rates were lower in 2002 when compared with 2001, partially offsetting the effect of higher debt balances.

The effective income tax rate for the first half of the year was 34.7% in 2002 and 35.9% in 2001. The Company recognized $2.2 million of non-conventional fuel tax credits in the 2002 period and $2.4 million in the 2001 period.

Other income

QMR sold gas and oil properties in the San Juan Basin and Wyoming resulting in pretax gains of $4.8 million in the first half of 2002. Sales of properties in Oklahoma and Texas generated a pretax gain of $10.6 million in the 2001 period. A $4.5 million settlement of a lawsuit resulted in an after-tax gain of $2.8 million in the second quarter of 2002. Rendezvous LLC began processing and gathering operations in the fourth quarter of 2001 and accounted for a $.6 million increase in earnings from unconsolidated affiliates.

Wexpro's earnings

Wexpro's net income was $ 2.4 million higher in 2002. Wexpro's investment base, net of deferred income taxes, in gas-development projects grew $34.2 million from the level reported at June 30, 2001. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas. Cost of service refers to Wexpro's legal entitlement to reimbursement of its costs and approved return on investment for operating the gas-development properties.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2002 was $45.5 million less than the net cash flow generated in the first half of 2001. The 2001 period benefited from higher net income, the release of cash deposited as collateral for qualifying hedging contracts, and the collection of receivables.

Investing Activities

Capital expenditures amounted to $78.3 million in the first half of 2002. Capital expenditures for calendar year 2002 are forecast to reach $190 million.

Financing Activities

Net cash flow from operating activities was more than sufficient to finance first half 2002 capital expenditures. The excess cash flow plus the proceeds from issuing $200 million of five-year, 7% notes in January 2002 were used to repay $223.7 million of debt. The issuance of long-term debt was part of a financing plan that QMR has undertaken since acquiring SEI. QMR expects to finance remaining 2002 capital expenditures and reduce its debt using net cash flow provided from operating activities and the proceeds from selling assets.

Moody's Reviews Possible Downgrade of Debt Ratings

Moody's review of Questar Market Resources and some of its affiliated companies is still pending. On May 2, 2002, Moody's Investors Service placed QMR under review for a possible rating downgrade of the Company's Baa2 senior unsecured debt. Moody's also placed QMR's parent company, Questar Corporation and affiliated companies, Questar Gas and Questar Pipeline under review. The review was prompted by Moody's concern over an increase of Questar's financial leverage following an acquisition in 2001, and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure. Lower debt ratings would increase the Company's cost of debt. Unless ratings fall below investment grade, a downgrade would not materially affect the Company's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities if necessary to achieve debt-reduction goals. Also, QMR has embarked on a plan to sell assets and use the proceeds to repay debt.

Business with Energy Merchants

The Company has significant gas sales to energy merchants, some of which have recently had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. The Company requests credit support from all such companies it does business with in order to assess credit risks.

Quantiative and Qualitative Disclosures about Market Risk

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

Hedging Policy

The Company has established policies and procedures for managing commodity price risks through the use of derivatives. The primary objectives of these energy price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The Company targets between 50% and 75% of the current year's proved-developed producing production to be hedged at or above budget levels by the first of March in the current year. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. Additionally, under the terms of QMR's revolving credit facility, not more than 75% of the Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Natural gas prices in the Rocky Mountain region have been depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMbtu in the second quarter of 2002, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. With the acquisition of SEI in 2001, and with increased investment in development of the Company's Pinedale Anticline acreage, a growing percentage of the Company's production is in the Rockies region.

Management attention is focused on improving Rockies netbacks by hedging when market price fluctuations provide the opportunity to do so. In addition, the Company may curtail production when prices are below levels necessary for profitability.

The Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain from the change in fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholder's equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

A derivative instrument qualifies as a hedge if all of the following tests are met:

- The item to be hedged exposes the Company to price risk.
- The derivative reduces the risk exposure and is designated as a hedge at the time the Company enters into the contract.

     -  At the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are deferred and included in income in the same period that the underlying production or other contractual commitment is delivered. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is reclassified from other comprehensive income and recognized currently in the results of operations.

Energy-Price Risk Management

Natural gas and oil prices fluctuate in response to many factors including changes in supply and demand. QMR bears a majority of the risk associated with commodity price changes and uses energy-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions.

QMR held energy-price hedging contracts covering the price exposure for about 89.6 million dth of gas and 2.1 million barrels of oil as June 30, 2002. A year earlier QMR hedging contracts covered 61.6 million dth of natural gas and 459,000 barrels of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of energy-price hedging contracts for the first half ended June 30, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

		In Thousands

Net fair value of energy hedging contracts outstanding at December 31, 2001		$ 50,897
Contracts realized or otherwise settled		(27,532)
Decline in energy prices on futures markets		(20,254)

Net fair value of energy hedging contracts outstanding at June 30, 2002		$ 3,111

A vintaging of energy-price hedging financial and physical contracts as of June 30, 2002, is shown below. About 58% of those contracts will settle and be reclassified from other comprehensive amounts in the next 12 months.

		In Thousands

Maturity of contracts by June 30, 2003		$ 9,573
Maturity of contracts between July 1, 2003 and June 30, 2004		(3,923)
Maturity of contracts between July 1, 2004 and June 30, 2005		(2,524)
Maturity of contracts between July 1, 2005 and June 30, 2008		(15)

Fair value of energy hedging contracts outstanding at June 30, 2002		$ 3,111

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:
	As of June 30,
	2002	2001

	(In Millions)

Mark-to-market valuation - asset (liability)	($5.8)	($4.3)
Value if market prices of gas and oil decline by 10%	22.1	3.6
Value if market prices of gas and oil increase by 10%	(33.7)	(12.1)

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

Interest-Rate Risk Management

As of June 30, 2002, QMR had $109.5 million of floating-rate long-term debt and $350 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year. The fair value of the interest rate hedge was a $253,000 liability at June 30, 2002.

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

Important assumptions and other significant factors that could cause actual results to differ materially from Those expressed or implied in forward-looking statements include:

Changes in general economic conditions;

Changes in gas and oil prices and supplies, competition, land-access and environmental issues;

Changes in rate-regulatory policies;

The regulation of the Wexpro settlement agreement;

The availability of gas and oil properties for sale or for exploration;

The creditworthiness of counterparties to hedging contracts;

The rate of inflation, interest rates and debt ratings;

The assumptions used in business combinations;

The weather and other natural phenomena;

The effect of accounting policies issued periodically by accounting standard-setting bodies;

The possible adverse repercussions from terrorist attacks or acts of war;

Adverse changes in the business or financial condition of the Company; and

As Questar Corp. diversifies into more unregulated business activities, the Company's credit ratings may be affected.

PART II OTHER INFORMATION

       Item 1. Legal Proceedings.

       There are various legal proceedings pending against Questar Market Resources, Inc. ("QMR" or the "Company") and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below:

               a. Questar Exploration and Production Company ("Questar E&P"), Wexpro Company ("Wexpro"), and Questar Gas Management Company ("QGM), which are subsidiaries of the Company, have each reached agreement with the Wyoming Department of Environmental Quality (the "DEQ") concerning notices of violation issued by the DEQ. The DEQ issued the notices as part of its program to require that all existing air emission facilities be registered and permitted. The agreements require each of the entities to pay a penalty and sign the necessary consent orders. Pursuant to the agreements, Questar E&P will pay $116,373, Wexpro will pay $62,750, and QGM will pay $88,328.

               b. Marjorie Laverne McIntosh Trust v. Questar Exploration and Production Co., No. CJ-02-22 (N. Dist. Ct. Okla.). On June 4, 2002, after the expiration of the formal appeal period, Questar E&P funded the settlement agreement that it had reached in a royalty class action case involving production from wells connected to a gas gathering system and related processing plants collectively known as the Northeast Enid Pipeline System, which is located in Oklahoma. The settlement agreement was formally approved on May 1, 2002.

               c. Price v. Gas Pipelines, No. 99 C 30 (Dist. Ct. Kan.). Questar Energy Trading Company ("QET"), QGM, Wexpro, Questar Gas Company ("Questar Gas"), and Questar Pipeline Company ("Questar Pipeline") are among the 147 named defendants in this purported nation-wide class action case in which the named plaintiffs allege systematic mismeasurement of natural gas volumes from private and state lands and resulting underpayment of royalties. This case was originally filed in the Kansas district court in September of 1999, but was removed to federal district court and consolidated with the Grynberg cases mentioned above in Wyoming's federal district court. It was subsequently transferred back to Kansas. The plaintiffs have not set forth specific dollar amounts in damages.

               The defendants filed motions to dismiss and those motions were argued on November 29, 2001. The court has not issued any rulings. In addition, certain defendants, including the Questar defendants, have filed motions to dismiss the pending action for lack of personal jurisdiction; such motions are set for oral argument on August 29, 2002. Class certification briefing will begin on September 3, 2002.

               d. Bishop v. Questar Gas Management Co., No. 01-376 (Dist. Ct. Wyo.) and Bishop v. Questar Gas Co., No. 01-375 (D. Wyo.). These cases, which were filed in June of 2001, are similar to other cases filed against producers in Wyoming and involve claims of underpaid and misreported royalties. Specifically, the plaintiffs claims that Wexpro and Questar E&P valued gas production at the lease instead of downstream points when calculating royalties. The plaintiffs intend to seek up to $15 million in damages plus attorney fees. Wexpro and Questar E&P dispute the claims and will vigorously defend against them.

               e.  Grynberg v. Questar Pipeline Co., No. 20010731-SC (Utah Sup. Ct.). The Utah Supreme Court has not set a hearing date for the appeal filed by Jack Grynberg, an independent producer, after a Utah state district court judge granted defendants' motion for summary judgment and dismissed the complaint. In this lawsuit, which was originally filed in September of 1999 in a Utah state district court, Grynberg claims that Questar Pipeline and other Questar affiliates including QGM and QET, mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. The district court granted the motion for summary judgment filed by the Questar defendants in March of 2001. Grynberg is seeking damages of $27 million.

               f.  United States ex rel. Grynberg v. Questar Corp., Civil No. 99 MD 1604, Consolidated Case MDL No. 1293 (D. Wyo.). Questar Corporation ("Questar"), Questar Pipeline, QGM, and other named affiliates continue to be involved in joint defense group that is contesting numerous claims filed by Mr. Grynberg under the federal False Claims Act against pipelines and their affiliates. The case against the Questar defendants was originally filed under seal in Colorado's federal district court in June of 1997, and stayed under seal until the Department of Justice determined not to get involved. In May of 1999, the Questar defendants were officially served with the second amended complaint that was filed with the Colorado district court in February of 1998. The cases have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties, but specific damage amounts have not been claimed.

               The presiding judge, who previously denied the defendants' motion to dismiss, recently advised the parties of his intent to establish a scheduling order in the near future and asked the parties to submit recommendations to him.

       Item 4.   Submission of Matters to a Vote of Security Holders.

       On May 21, 2002, L. Richard Flury, age 55, was elected to serve as a new director of QMR at the Company's annual meeting of stockholders. He was also elected to serve as a director of Questar, which owns 100 percent of QMR's outstanding shares of common stock. Mr. Flury retired as Chief Executive, Gas and Power, for BP plc on December 31, 2001, a position he had held from January of 1999. During his career, he served in a number of key management positions with BP plc, BP Amoco plc, and Amoco Corp., including Chief Executive for worldwide exploration and production.

       The following incumbent directors were also elected to serve new one-year terms at QMR's annual meeting: R. D. Cash (Chairman of the Board), Keith O. Rattie (Vice Chairman of the Board), Patrick J. Early, James A. Harmon, and Gary L. Nordloh.

Item 5. Other Information.

               a.  Gary L. Nordloh, the Company's President and Chief Executive Officer, plans to retire effective October 31, 2002, after he turns age 55. Mr. Nordloh will resign as an officer of Questar, the Company, and the Company's subsidiaries as of such date. He has 18 years of service with the Company's Market Resources group and has served as President and CEO of the primary entities within the group since May of 1991. Mr. Nordloh will remain on the Board of Directors for Questar Market Resources and will serve as an advisor to senior management.

               Charles B. Stanley, age 43, has been appointed to serve as President and Chief Executive Officer of the Company and its subsidiaries effective November 1, 2002. He joined the Company effective January 31, 2002, and currently serves as Executive Vice President and Chief Operating Officer for the Market Resources group. Mr. Stanley has previously served in key management positions with Coastal Corporation and El Paso Corporation, most recently as President and Chief Executive Officer and director of Coastal Gas International Co. (1995-2000) and as President and Chief Executive Officer of El Paso Oil and Gas Canada, Inc. (2000 to January 2002).  Mr. Stanley was appointed to serve on Questar's Board of Directors effective November 1, 2002.

b. Additional Comments.

                    Questar Corporation ("Questar") the Company's parent, filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of Questar and its reporting subsidiaries including QMR. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2001.

Joint Venture Relationships.

Questar itself does not have significant joint venture relationships. Through its subsidiaries, QMR is involved in joint venture activities.

                    QGM, a direct subsidiary of QMR, is one of two equal members in Rendezvous Gas Services, LLC, which is a joint venture organized to develop and operate new gathering and compression facilities in the Hoback Basin in southwestern Wyoming. Western Gas Resources is the other member. The Hoback Basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as producing areas south of Pinedale. Rendezvous plans to deliver gas volumes from this area for processing and blending to the Blacks Fork plant in which QGM has a 50 percent interest, and to the Granger plant owned by an affiliate of Western Gas.

As noted above, QGM has a 50 percent interest in the Blacks Fork plant. A subsidiary of El Paso Corporation owns the remaining 50 percent interest in the plant.

                    QET, a direct subsidiary of QMR that is involved in energy marketing activities, has a 75 percent interest in the Clear Creek storage facility located in southwestern Wyoming. EnCana Corporation owns the remaining 25 percent. The operations of Clear Creek are consolidated with QET for financial reporting purposes. QET, in April of 2002, announced that it entered into a gas storage optimization agreement with Aquila Merchant Services, Inc., a subsidiary of Aquila Corporation, manage commercial activities related to QET's contract for storage at the Clay Basin facility. The partners are discussing termination of the contract. Neither the Blacks Fork partnership nor the Aquila agreement is a material contract to QMR.

Farm Out Activities.

QMR, as part of its strategy to emphasize low-cost development drilling, will frequently "farm out" the right to drill wells on identified leasehold acreage. A farm out is an agreement commonly used in the oil and gas industry that grants another entity the right to earn a specified ownership percentage in exchange for taking the risk and developing the leasehold acreage. The percentage of ownership ranges from 50 to 100 percent depending on the commercial success of the project.

Reserves.
QMR's reserves do not include any reserves owned by third parties, even if the third parties acquired such reserves as a result of a farm out. QMR's reserves are reported on a net revenue interest.

                    Questar has consistently separated its disclosure of reserves owned by QMR and cost-of-service reserves developed by Wexpro. QMR does not include the cost-of-service reserves associated with properties operated by Wexpro in its reserve disclosures because Wexpro does not own such reserves. These cost-of-service reserves are disclosed in Note 11 to QMR's Form 10-K for the year ended December 31, 2001.

                    Reserves reported by QMR do not include any reserves attributable to third party royalty interests. Reserves are calculated and reported based on net revenue interests and include royalty interests owned by QMR. A royalty interest is held by the lessor that leases acreage in return for a specified percentage of the value of production from the acreage. QMR generally sells the royalty owner's share of production volumes, but does not own the reserves attributable to the royalty owner's interest.

Working Interest, Pinedale.

                    As previously reported, QMR through Questar E&P and Wexpro, has an average 60 percent working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline. The working interest ownership within the area varies in the range of 56% to 90%. QMR's 60 percent working interest is equal to a 47 percent net revenue interest.

Cost of Service Definition.

                    Wexpro conducts gas and oil development and production activities on certain producing properties located in the Rocky Mountain region under the terms of a settlement agreement. (The terms of the settlement agreement are described in Note 10 to the Notes to Consolidated Financial Statements under Item 14 of the Company's 2001 Annual Report on Form 10-K). The gas is often referred to as "cost of service." This term refers to Wexpro's legal entitlement to reimbursement of its costs and approved return on investment for operating the properties. Such gas volumes are reflected in Questar Gas's rates at cost-of-service prices, rather than market prices.

Operating Expenses.

                    As previously reported (See "Operating Expenses" discussion under "Results of Operations," in Item 7 Management's Discussion and Analysis, of the Company's 2001 Annual Report on Form 10-K) QMR's expenses increased 34 percent in 2000 compared with 1999. One factor responsible for this increase was the settlement of a significant lawsuit disclosed in Item 3 Legal Proceedings, of the Company's 2000 Form 10-K. Pursuant to the terms of a settlement agreement in the lawsuit, Bridenstine v. Kaiser-Francis Oil Company, Questar E&P and an unrelated party paid $22.5 million, with Questar E&P's portion being $16.5 million. The lawsuit was a class action lawsuit involving allegations that excessive transportation charges had been deducted from royalty payments.

Market Resources, Exploration and Production.
For 2002, QMR has established a 19 well drilling plan on its Pinedale Anticline in southwestern Wyoming. This program will employ four contractor-operated drilling rigs.

                    In connection with development of its Shenandoah Energy, Inc. acreage in the Uinta Basin of eastern Utah, QMR has identified more than 250 developmental drilling locations, based on a 40-acre well spacing program. QMR expects to drill about 100 wells during 2002, using four company-owned drilling rigs.

                    For 2002, QMR's capital expenditure forecast totals $190 million. Included in this forecast is $143 million for development drilling and $27 million for expansion of gas gathering capacity. Less than $3 million has been allocated to exploration activities.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibit has been filed as part of this report:

Exhibit No.	Exhibit

99.1	Certification of G. L. Nordloh and S. E. Parks

b. QMR did not file a Current Report on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC. (Registrant)

August 14, 2002	/s/ G. L. Nordloh

G. L. Nordloh President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

99.1	Certification of G. L. Nordloh and S. E. Parks

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Market Resources, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), G. L. Nordloh, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

August 14, 2002	/s/ G. L. Nordloh

G. L. Nordloh President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.