Form 10-Q
period 2002-09-30
QUESTAR MARKET RESOURCES INC
filed 2002-11-15
CIK 1108827

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 15, 2002 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(In Thousands)

REVENUES	$ 133,684	$ 153,339	$ 439,297	$ 588,927

OPERATING EXPENSES
Cost of natural gas and other products sold	31,953	48,976	126,465	268,765
Operating and maintenance	32,472	28,756	98,037	77,890
Depreciation, depletion and amortization	29,841	21,952	87,479	64,267
Exploration	1,102	1,117	4,983	4,017
Abandonment and impairment of gas and oil properties	1,411	1,489	2,466	4,084
Production and other taxes	6,106	8,006	21,398	36,993
Wexpro settlement agreement - oil income sharing	234	578	1,243	2,603

TOTAL OPERATING EXPENSES	103,119	110,874	342,071	458,619

OPERATING INCOME	30,565	42,465	97,226	130,308

INTEREST AND OTHER INCOME	1,583	59	12,809	12,819

MINORITY INTEREST	124	85	316	254

INCOME FROM UNCONSOLIDATED AFFILIATES	1,220	568	2,321	796

DEBT EXPENSE	(9,020)	(7,301)	(26,284)	(16,346)

INCOME BEFORE INCOME TAXES	24,472	35,876	86,388	127,831

INCOME TAXES	8,472	12,825	29,969	45,801

NET INCOME	$ 16,000	$ 23,051	$ 56,419	$ 82,030

See notes to the consolidated financial statements

-2-

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 1,504	$ 2,270
Notes receivable from Questar Corp.	43,400	9,500
Accounts receivable, net	80,693	98,303
Fair value of hedging contracts	8,828	55,593
Inventories, at lower of average cost or market -
Gas and oil storage	6,131	14,245
Materials and supplies	4,043	5,127
Prepaid expenses and other	7,889	11,661

Total current assets	152,488	196,699

Property, plant and equipment	2,034,811	1,979,164
Less accumulated depreciation, depletion
and amortization	771,012	731,330

Net property, plant and equipment	1,263,799	1,247,834

Investment in unconsolidated affiliates	28,842	23,829
Goodwill	66,823	66,823
Other assets	3,156	3,279

	$ 1,515,108	$ 1,538,464

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 51,300	$ 275,100
Accounts payable and accrued expenses	124,284	133,053
Fair value of hedging contracts	18,895	5,323
Current portion of long-term debt	18,822	1,696

Total current liabilities	213,301	415,172

Long-term debt, less current portion	583,272	402,226
Other liabilities	10,671	11,244
Deferred income taxes	165,678	175,024
Minority interest	8,105	8,369
Common shareholder's equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	426,698	383,254
Other comprehensive income (loss)	(12,953)	22,839

Total common shareholder's equity	534,081	526,429

	$ 1,515,108	$ 1,538,464

See notes to the consolidated financial statements

-3-

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 56,419	$ 82,030
Depreciation, depletion and amortization	91,384	65,092
Deferred income taxes	12,772	13,737
Abandonment and impairment of gas and oil properties	2,466	4,084
(Income) loss from unconsolidated affiliates, net
of cash distributions and minority interest	2,171	(649)
Gain from sale of assets	(5,498)	(10,012)
Changes in operating assets and liabilities	19,898	40,575

NET CASH PROVIDED FROM
OPERATING ACTIVITIES	179,612	194,857

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(122,880)	(144,983)
Acquisitions		(402,954)
Other investments	(7,500)

Total capital expenditures	(130,380)	(547,937)
Proceeds from disposition of property, plant & equipment	22,183	27,127

NET CASH USED IN INVESTING ACTIVITIES	(108,197)	(520,810)

FINANCING ACTIVITIES
Increase in notes receivable from Questar Corp.	(33,900)	(14,400)
Decrease in notes payable to Questar Corp.	(223,800)	203,600
Checks outstanding in excess of cash balance		13,602
Decrease in short-term loans		47,500
Decrease in cash balance in escrow account		5,177
Long-term debt issued	325,000	321,501
Long-term debt repaid	(127,010)	(241,635)
Other	503	(264)
Payment of dividends	(12,975)	(12,975)

NET CASH (USED IN) PROVIDED FROM
FINANCING ACTIVITIES	(72,182)	322,106
Foreign currency translation adjustment	1	(133)

Change in cash and cash equivalents	(766)	(3,980)
Beginning cash and cash equivalents	2,270	3,980

Ending cash and cash equivalents	$ 1,504	$ -

See notes to the consolidated financial statements
-4-

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" (SFAS 142) was issued in June 2001. SFAS 142 addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. As a result of the purchase of Shenandoah Energy, Inc. (SEI), Questar Market Resources, Inc. (QMR) recorded $66.8 million of goodwill on July 31, 2001. The goodwill was exempt from amortization under the new guidelines in SFAS 142. The company adopted the remaining provisions of SFAS 142 as of January 1, 2002 and completed an initial impairment test with no indication of impairment. The yearly goodwill impairment test required by SFAS 142 will be conducted in the fourth quarter.

Impairment or Disposal of Long-Lived Assets

The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002, without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Sale of Canadian Properties

On October 21, 2002, QMR sold its Canadian exploration and production subsidiary to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund. Total consideration for 100% of the shares and retirement of associated debt was $US 105.6 million, subject to a one-time post-close adjustment in December 2002 to reflect changes, if any, in the Celsius Energy Resources, Ltd. (CERL) working capital balance as of the July 31, 2002 effective date of the transaction. CERL earned net income for the nine months ended September 30, 2002 of $US 1.5 million and had total assets of $US 80 million at September 30, 2002. CERL's daily gas production of 28 million cubic feet equivalent represents approximately 10% of QMR's current nonregulated production. At year-end 2001, CERL had 81.8 billion cubic feet equivalent (Bcfe) of natural gas and oil reserves, representing about 7% of QMR's nonregulated reserves. QMR will use the proceeds from the sale to repay debt.

Note 4 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. These entities are engaged primarily in gathering and processing of natural gas. As of September 30, 2002, these affiliates did not have debt obligations with third-party lenders. The Company has 50% or less voting interest in each business. The form of organization and QMR's percentage ownership in these businesses are as follows: Canyon Creek Compression Co., a general partnership, (15%), Blacks Fork Gas Processing Co., a general partnership, (50%) and Rendezvous Gas Services LLC, a limited liability corporation, (50%).

-5-
Summarized gross operating results of the investments are listed below.

	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)

Revenues	$ 16,996	$ 19,899
Operating income	5,438	1,709
Income before income taxes	5,492	1,957

Note 5 - Operations By Line of Business

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$ 67,078	$ 69,446	$ 206,545	$ 212,499
Cost of service	3,110	3,073	6,647	11,115
Gathering, processing and marketing	38,689	58,100	144,388	289,927

	$ 108,877	$ 130,619	$ 357,580	$ 513,541

REVENUES FROM AFFILIATED COMPANIES
Exploration and production	$ 2	$ 1	$ 1,172	$ 5
Cost of service	22,632	20,783	72,733	66,849
Gathering, processing and marketing	2,173	1,936	7,812	8,532

	$ 24,807	$ 22,720	$ 81,717	$ 75,386

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
Exploration and production	$ 22,770	$ 16,839	$ 66,710	$ 48,934
Cost of service	4,946	3,663	15,489	11,077
Gathering, processing and marketing	2,125	1,450	5,280	4,256

	$ 29,841	$ 21,952	$ 87,479	$ 64,267

OPERATING INCOME
Exploration and production	$ 16,532	$ 26,687	$ 52,952	$ 87,450
Cost of service	13,312	11,732	39,534	32,510
Gathering, processing and marketing	721	4,046	4,740	10,348

	$ 30,565	$ 42,465	$ 97,226	$ 130,308

NET INCOME
Exploration and production	$ 7,221	$ 13,106	$ 29,889	$ 54,447
Cost of service	7,906	7,381	23,387	20,452
Gathering, processing and marketing	873	2,564	3,143	7,131

	$ 16,000	$ 23,051	$ 56,419	$ 82,030

-6-

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(In Thousands)

FIXED ASSETS - NET, at period end
Exploration and production	$ 925,007	$ 914,633
Cost of service	201,332	186,853
Gathering, processing and marketing	137,460	91,152

	$ 1,263,799	$ 1,192,638

GEOGRAPHIC INFORMATION REVENUES
United States	$ 126,170	$ 145,092	$ 417,603	$ 556,015
Canada	7,514	8,247	21,694	32,912

	$ 133,684	$ 153,339	$ 439,297	$ 588,927

FIXED ASSETS - NET, at period end
United States	$ 1,191,512	$ 1,114,784
Canada	72,287	77,854

	$ 1,263,799	$ 1,192,638

Note 6 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions result from changes in the fair value of energy price hedging contracts and interest rate hedging contracts, and changes in the carrying value of foreign investments caused by foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the gas or oil underlying the hedging contracts is sold. In the third quarter of 2002, the Company closed out its interest hedging position.

	3 Months Ended		9 Months Ended
	September		September
	2002	2001	2002	2001

	(In Thousands)

Net income	$ 16,000	$ 23,051	$ 56,419	$ 82,030
Other comprehensive income (loss)
Unrealized income (loss) on hedging transactions	(11,965)	27,741	(57,824)	30,769
Foreign currency translation adjustments	(2,126)	(1,953)	113	(2,391)

Other comprehensive income (loss) before income
Taxes	(14,091)	25,788	(57,711)	28,378
Income taxes on other comprehensive income (loss)	(5,883)	9,421	(21,919)	10,298

Net other comprehensive income (loss)	(8,208)	16,367	(35,792)	18,080

Total comprehensive income	$ 7,792	$ 39,418	$ 20,627	$ 100,110

-7-

Note 7 - Financing

As part of a program to refinance its short-term debt following the 2001 acquisition of SEI, QMR issued $200 million of notes in a private placement on January 16, 2002. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the Securities and Exchange Commission (SEC) and exchange notes with the same terms were issued in April 2002.

Note 8 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

-8-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
September 30, 2002
(Unaudited)

Operating Results

Questar Market Resources (QMR or the Company) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy marketing operations. Wexpro, a subsidiary of QMR, conducts cost of service development of gas reserves on behalf of Questar Gas Company, an affiliated company. Wexpro earns a return on capital invested to develop these reserves and passes through its costs, which are included in Questar Gas's gas costs. Following is a summary of QMR's financial results and operating information.

	3 Months Ended		9 Months Ended
	September		September
	2002	2001	2002	2001

FINANCIAL RESULTS - (In thousands)
Revenues
From unaffiliated customers	$ 108,877	$ 130,619	$ 357,580	$ 513,541
From affiliates	24,807	22,720	81,717	75,386

Total revenues	$ 133,684	$ 153,339	$ 439,297	$ 588,927

Operating income	$ 30,565	$ 42,465	$ 97,226	$ 130,308
Net income	16,000	23,051	56,419	82,030

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in million cubic feet)	19,594	18,451	59,457	50,082
Oil and natural gas liquids (in thousands of barrels)	717	715	2,200	1,732
Average daily production in equivalent Mcf (MMcfe)	260	247	266	222

Nonregulated selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per thousand cubic feet)	$ 2.49	$ 2.94	$ 2.49	$ 3.44
Oil and natural gas liquids (per barrel)	$ 21.03	$ 20.24	$ 20.15	$ 20.63

Average selling price (excluding hedges)
Natural gas (per thousand cubic feet)	$ 1.90	$ 2.79	$ 1.97	$ 4.56
Oil and natural gas liquids (per barrel)	$ 24.86	$ 23.64	$ 22.12	$ 25.39

Wexpro investment base at September 30, net of deferred
income taxes (in millions)	$ 165.8	$ 153.2

Marketing volumes
(in thousands of energy equivalent decatherms)	17,004	20,758	59,580	68,310

Natural gas gathering volumes (in thousands of decatherms)

-9-
	3 Months Ended		9 Months Ended
	September		September
	2002	2001	2002	2001

For unaffiliated customers	23,572	21,474	69,610	68,085
For Questar Gas	7,881	8,083	29,886	26,989
For other affiliated customers	8,828	6,382	25,480	19,782

Total gathering	40,281	35,939	124,976	114,856

Gathering revenue (per decatherm)	$ 0.15	$ 0.13	$ 0.15	$ 0.13

Revenues

Exploration and Production Activities

Production growth was more than offset by continued weak natural gas prices in the Rocky Mountain region resulting in lower revenues in the 2002 periods presented. Production of nonregulated gas, oil and natural gas liquids (NGL) climbed 5% to 23.9 billion cubic feet equivalent (Bcfe) in the third quarter of 2002 compared with 22.7 Bcfe in the third quarter of 2001 and rose 20% to 72.7 Bcfe in the nine months ended September 30, 2002. QMR purchased producing properties in the Uinta Basin of Utah in July 2001, which represented a significant portion of the year-to-year production growth. In addition, continued successful development drilling in the Uinta Basin of Utah and the Pinedale Anticline in southwestern Wyoming contributed to production increases. Production increased despite curtailments in the second and third quarters of 2002 due to low prices. QMR deliberately shut-in 1.8 Bcfe of Rocky Mountain region production in the third quarter bringing the total shut in volume to 3.3 Bcfe for 2002.

The average realized selling price for natural gas including benefits of cash flow hedges declined 15% from $2.94 to $2.49 per thousand cubic feet (Mcf), net to the well, in the third quarter. Spot prices in the Rocky Mountains fell below $1 per MMBtu for the second consecutive quarter of 2002. During the third quarter, basis differential between gas prices in the Rockies and the Henry Hub (Louisiana) at times exceeded $2 per MMBtu on daily trading. Historically basis has ranged from $.40 to $.60. Growth in the gas supply in the Rockies has exceeded the available pipeline capacity to move gas to markets outside of the area. In addition, demand for gas in the Rockies is much lower during the summer. Realized natural gas prices excluding hedges declined 57% from $4.56 to $1.97 per Mcf, net to the well, in the nine-month comparison for the same reasons that affected the quarter to quarter comparison. Also, a reported energy shortage in the western region of the United States resulted in a spike in gas prices in the first quarter of 2001. Approximately, 55% of QMR's gas production is located in the Rocky Mountains.

QMR hedged or pre-sold approximately 48% of its nonregulated natural gas production and 66% of its nonregulated oil production during the first three quarters of 2002. As a result, QMR realized selling prices for gas 26% higher than without hedges, while realized oil prices were 10% lower than without hedges. Hedging benefited QMR by incrementally adding $31.2 million to gas revenues, but decreased oil revenues by $4.3 million. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows. QMR does not hedge sales of natural gas liquids.

Net revenue interest production under price-hedging contracts		Average price net to the well
		(bbl = barrel)

Gas (Bcf)	Oil (bbl)	Gas per Mcf	Oil per bbl

4th quarter of 2002	12.9	506,000	$3.22	$22.82
12 months of 2003	32.7	1,095,000	$3.23	$21.80
12 months of 2004	14.5	none	$3.23

-10-
Wexpro Earnings

Wexpro's net income was $2.9 million higher in 2002 as result of an 8% increase in its investment base when compared to September 30, 2001. The investment base net of deferred taxes and depreciation totaled $165.8 million compared to the year earlier balance of $153.2 million. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas. Cost of service refers to Wexpro's legal entitlement to reimbursement of its costs and an approved return on investment for operating the gas-development properties.

Gas Gathering and Energy Marketing Activities

Lower prices and marketing volumes in 2002 resulted in a $.4 million lower marketing margin. Marketing volumes were 13% lower in the first nine months of 2002 compared with the first nine months of 2001. The margin represents revenues less the costs to purchase gas and oil and transportation of gas. Revenues for gathering and processing were $7.6 million higher in the first nine months of 2002 compared with the same period in 2001 as a result of increased activities due to the July 2001 acquisition of properties in the Uinta Basin and increased production in the Rockies.

Expenses

Operating and maintenance expenses, which include general overhead charges, increased in the 2002 periods when compared with the 2001 periods primarily because of the addition of producing properties, including a significant property acquisition in the Uinta Basin in July 2001. Year-to-date 2002, lease operating expenses (LOE), excluding Wexpro, increased $6.2 million, gas-processing and gathering charges increased $5.9 million and general overhead costs were up $7.3 million over the same period of 2001. The average LOE per energy equivalent Mcf (Mcfe) for the first nine months of 2002 was $.53, unchanged from the same period of the prior year. The settlement of litigation during the third quarter added approximately $.7 million to 2002 general overhead expense. Exploration expenses increased as a result of higher nonproductive exploratory well costs. Abandonments declined in 2002 because of reduced leasehold impairments.

Depreciation, depletion and amortization (DD&A) expense increased 36% in the comparison of the first nine months of 2002 with the prior year period due to increased production. Equity production volumes increased 20% and the average DD&A rate increased from $.80 per Mcfe in 2001 to $.89 in 2002. Production and other taxes decreased following the decline of gas and oil prices. Production taxes amounted to $.16 per Mcfe in 2002 compared with $.29 per Mcfe in 2001.

Debt expense rose 61% in 2002 because of increased borrowing to finance the acquisition of SEI. Short-term interest rates were lower in 2002 when compared with 2001, partially offsetting the effect of higher debt balances.

Other income

QMR sold various gas and oil producing properties resulting in a pretax gain of $5.5 million in the first nine months of 2002. Sales of properties in Oklahoma and Texas generated a pretax gain of $10.0 million in the 2001 period. A $4.5 million settlement of litigation resulted in an after-tax gain of $2.8 million in the second quarter of 2002.

Income from unconsolidated affiliates

Pretax income from unconsolidated affiliates rose $1.5 million year to date 2002 compared with the same period of 2001. Rendezvous LLC began gathering and processing operations in the fourth quarter of 2001 and accounted for approximately $1.1 million of the increase. QMR's share of earnings from the Blacks Fork partnership increased approximately $.6 million in 2002 due to improved operating margins resulting from lower gas prices in the Rockies.

Income taxes

The effective income tax rate for the first nine months was 34.7% in 2002 and 35.8% in 2001. QMR recognized $3.3 million of non-conventional fuel tax credits in the 2002 period and $3.6 million in the 2001 period. Under current law, the federal income tax credit for producing fuel from a non-conventional source will not apply to production sold after December 31, 2002. Excluding non-conventional fuel credits would have the effect of increasing the effective income tax rate to 38.5% and reducing net income for the first nine months of 2002.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2002 was $15.2 million less than the net cash flow generated in the corresponding period of 2001. The 2001 period benefited from higher net income, the release of cash deposited as collateral for qualifying hedging contracts, and the collection of receivables. QMR had no cash on deposit with brokerages as a result of energy hedging contracts in the first nine months of 2002.

Investing Activities

Capital expenditures amounted to $130.4 million in the first nine months of 2002. Capital expenditures for calendar year 2002 and 2003 are forecast to reach $190 million and $193 million, respectively.

Financing Activities

In the first nine months of 2002, net cash flow from operating activities less dividends paid amounted to $166.6 million and exceeded capital expenditures by $36.2 million. The surplus of $36.2 million combined with the $22.2 million in proceeds from asset sales allowed QMR to reduce its net debt balance by $25.8 million, including loans payable to its parent, and also allowed QMR to loan $33.9 million to its parent company. Questar centrally manages cash for its affiliate and the interest rate charged is identical to the rate paid. In January 2002, QMR issued $200 million of five-year, 7% notes in a public offering and used the proceeds to repay short term debt. The issuance of long-term debt was part of a financing plan that QMR undertook to permanently finance the SEI acquisition. QMR expects to finance remaining 2002 capital expenditures and reduce its debt using net cash flow provided from operating activities and the proceeds from selling assets.

Moody's Downgrades Debt Ratings

Moody's downgraded debt ratings of Questar and subsidiaries one level completing a review that began May 2, 2002. Also, Moody's established a stable outlook for each Questar entity. Moody's downgraded the rating of Questar Market Resources' senior unsecured debt from Baa2 to Baa3. A lower debt rating may increase QMR's cost of debt. However, Moody's revised rating is investment grade. The downgrade will not materially affect QMR's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities, if necessary, to achieve debt-reduction goals. Currently, there are no plans for Questar to issue securities because over $200 million of cash has been raised through the sale of assets by its subsidiaries. In the fourth quarter of 2002, QMR sold its Canadian properties and applied the proceeds of approximately $US 95 million after tax to repay debt.

-12-
Business with Energy Merchants

The Company has significant gas sales to energy merchants, some of which have recently had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. The Company requires credit support and in some cases fungible collateral from companies with non-investment grade ratings in order to mitigate credit risks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR sold its foreign affiliate in the fourth quarter of 2002 eliminating its foreign exchange risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

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

Commodity-Price Risk Management

The Company has established policies and procedures for managing commodity price risks through the use of derivatives. The primary objectives of these energy price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. It is the Company's current policy to hedge approximately 75% of the current year's proved-developed producing production by the first of March in the current year, at or above selling prices that support our budgeted income levels. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. Additionally, under the terms of QMR's revolving credit facility, not more than 75% of forecasted production quantities from proved reserves can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped production quantities.

Natural gas prices in the Rocky Mountain region have been depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMbtu in the second and third quarters of 2002, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges. With the acquisition of SEI in 2001, and with increased investment in development of the Company's Pinedale Anticline acreage, a growing percentage of the Company's production is in the Rockies region.

Management attention is focused on improving Rockies prices, net to the well, by hedging when market price fluctuations provide the opportunity to do so. In addition, the Company may curtail production, as was done in the second and third quarters of 2002, when prices are below levels necessary for profitability.

Accounting for hedging transactions

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

Energy-Price Hedges

QMR held energy-price hedging contracts covering the price exposure for about 83.6 million Dth of gas and 1.6 million barrels of oil as of September 30, 2002. A year earlier QMR hedging contracts covered 69.1 million Dth of natural gas and 1.4 million barrels of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of energy-price hedging contracts for the first half ended September 30, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

In Thousands

Net fair value of energy hedging contracts outstanding at Dec 31, 2001	$ 50,897
Contracts realized or otherwise settled	(35,600)
Decline in energy prices on futures markets	(25,364)

Net fair value of energy hedging contracts outstanding at Sept 30, 2002	$ (10,067)

A vintaging of energy-price hedging contracts as of September 30, 2002, is shown below. About 64% of those contracts will settle and be reclassified from other comprehensive amounts in the next 12 months.

		In Thousands

Maturity of contracts by Sept. 30, 2003		$ (6,442)
Maturity of contracts between Oct. 1, 2003 and Sept. 30, 2004		(3,239)
Maturity of contracts between Oct. 1, 2004 and Sept. 30, 2005		(331)
Maturity of contracts between Oct. 1, 2005 and Sept. 30, 2008		(55)

Fair value of energy hedging contracts outstanding at September 30, 2002		$ (10,067)

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:
	As of September 30,
	2002	2001

	(In Millions)

Mark-to-market valuation - asset (liability)	($10.1)	$33.1
Value if market prices of gas and oil decline by 10%	(8.7)	45.7
Value if market prices of gas and oil increase by 10%	(11.4)	20.4

The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production) which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management

As of September 30, 2002, QMR had $252.1 million of floating-rate long-term debt and $350 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. QMR hedged $100 million of variable-rate debt by entering a fixed-rate interest swap that expired September 30, 2002.

Foreign Currency Risk Management

QMR sold its foreign operations in the fourth quarter of 2002. The Company did not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to US $61.1 million, was repaid with the proceeds of the sale of the foreign company.

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

-15-
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

Adverse changes in the business or financial condition of the Company; and

A lower credit rating.

Item 4. Controls and Procedures

     a.  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     b.  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Part II Other Information

           Item 1. Legal Proceedings

                    There are various legal proceedings against Questar Market Resources, Inc. ("QMR" or "the Company") and its subsidiaries. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity.

                    During the quarter, Questar Exploration and Production Company ("Questar E&P") and Wexpro Company ("Wexpro") agreed to settle Bishop v. Questar Exploration and Production Co., and Bishop v. Questar Gas Co. See the Company's Form 10-Q report for the second quarter of 2002, Item 1., Legal Proceedings, paragraph d. for a discussion of the cases. Pursuant to the terms of the settlement, Questar E&P and Wexpro both agreed to escrow specified sums as payment for royalty calculation claims and agreed to value future gas volumes for royalty calculation purposes using an average index price without any deductions for gathering. The settlement is subject to final approval of class certification and settlement terms.

           Item 5. Other Information.

                   a.  Charles B. Stanley, age 43, was appointed to serve as the President and Chief Executive Officer of the Company and each of its subsidiaries effective November 1, 2002. He replaced Gary L. Nordloh who retired as of the same date. Mr. Stanley was also elected to serve as a director of QMR as of November 1, 2002. Mr. Nordloh will continue to serve as a director of the Company.

                   Mr. Stanley was hired effective January 31, 2002, to serve as Executive Vice President and Chief Operating Officer of QMR and its subsidiaries. Prior to joining the Company, he served as President and Chief Executive Officer of El Paso Oil and Gas, Canada, Inc. (2000-January 2002) and as President and Chief Executive Officer and director of Coastal Gas International Co. (1995-2000).

                   In addition to his other positions, Mr. Stanley was also appointed to serve as Chairman of the Boards of Questar Gas Management Company and Questar Energy Trading Company. These entities are subsidiaries of QMR that are classified as "marketing affiliates" of Questar Pipeline Company.

                   b.  Gary G. Michael, age 62, was appointed to serve as a director of the Company effective October 24, 2002. Mr. Michael also serves as a director of Questar Corporation (QMR's parent) and as Chairman of its Finance and Audit Committee. He retired in April of 2001 as the Chairman and Chief Executive Officer of Albertson's after serving in this position since February of 1991.

c. The Company's Board of Directors serves as the "audit committee" for purposes of required disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

d. Additional Comments.

                   Questar, the Company's parent, filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of Questar and its reporting subsidiaries including QMR. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2001.

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

                   As noted above, QGM has a 50 percent interest in the Blacks Fork plant. A subsidiary of El Paso Corporation owns the remaining 50 percent interest in the plant. The Blacks Fork partnership is not a material contract.

                   QET, a direct subsidiary of QMR that is involved in energy marketing activities, has a 75 percent interest in the Clear Creek storage facility located in southwestern Wyoming. EnCana Corporation owns the remaining 25 percent. The operations of Clear Creek are consolidated with QET for financial reporting purposes. QET, in April of 2002, announced that it entered into a gas storage optimization agreement with Aquila Merchant Services, Inc., a subsidiary of Aquila Corporation, to manage commercial activities related to QET's contract for storage at the Clay Basin facility. The contract has since been terminated. The Aquila agreement was not a material contract to QMR.

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

                   The Company had a working interest in 337 gross wells in 2001, nine of which were drilled pursuant to farm out agreements wherein third parties paid a disproportionate share of the drilling cost and the Company retained a working interest. Five of these wells were completed as producers. The Company also farmed out 100% of its working interest in 33 wells, retaining a small overriding royalty interest in the well and in some instances a "back-in" working interest after the well achieves a certain financial threshold (for example, recovery of 100% of initial investment).

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

Market Resources, Exploration and Production.

                   For 2002, QMR's capital expenditure forecast totals $190 million. Included in this forecast is $143 million for development drilling and $29 million for expansion of gas gathering capacity. Less than $3 million has been allocated to exploration activities.

                   In the first nine months of 2002, QMR participated in a total of 224 gross wells (124 net). The net total included 109 in the Rocky Mountains, 12 in the midcontinent, and 3 in Canada. The drilling success rate on a net basis was 97%.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

3.1	Bylaws as amended effective October 24, 2002

10.1	Consulting Agreement between the Company and Gary L. Nordloh dated November 1, 2002

99.1	Certification of Charles B. Stanley and S. E. Parks

b. QMR filed a Current Report on Form 8-K dated October 21, 2002, disclosing its sale of Celsius Energy Resources, Ltd. No financial statements were included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC. (Registrant)

November 14, 2002	/s/Charles B. Stanley

Charles B. Stanley President and Chief Executive Officer

November 14, 2002	/s/S. E. Parks

S. E. Parks Vice President, Treasurer, and Chief Financial Officer

CERTIFICATION

I, Charles B. Stanley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Market Resources, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By: /s/Charles B. Stanley

Date	Charles B. Stanley President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Market Resources, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By: /s/S. E. Parks

Date	S. E. Parks Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

3.1	Bylaws as amended effective October 24, 2002

10.1	Consulting Agreement between the Company and Gary L. Nordloh dated November 1, 2002

99.1	Certification of Charles B. Stanley and S. E. Parks

Exhibit 3.1

BYLAWS OF QUESTAR MARKET RESOURCES, INC. A Utah Corporation

OFFICES

           SECTION 1. The Company's principal office shall be in Salt Lake City, Utah. The Company may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the Company may require.

SEAL

SECTION 2. The corporate seal shall have inscribed thereon the name of the Company, and the words "Corporate Seal," and "Utah."

SHAREHOLDERS' MEETINGS

SECTION 3. All meetings of the shareholders shall be held at the Company's office in Salt Lake City, Utah, or at such other place as may be specified by resolution of the Board of Directors.

           SECTION 4. The annual meeting of shareholders shall be held on the third Tuesday in May of each year, and if such day is a legal holiday, then on the preceding secular business day, at 12:30 p.m., when they shall elect by majority vote a Board of Directors and transact such other business as may properly be brought before the meeting.

SECTION 5. Special meetings of the shareholders may be called by the President, the Board of Directors, or holders of not less than one-tenth of all the shares entitled to vote at the meeting.

           SECTION 6. Holders of a majority of the shares issued and outstanding entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted that might have been transacted at the meeting as originally notified.

           SECTION 7. The Secretary shall, but in case of his failure any other office of the Company may, give written or printed notice to the shareholders stating the place, day and hour of each shareholders' meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting.

           SECTION 8. Notice may be given either personally or by mail, and if given by mail, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Company with postage prepaid thereon.

           SECTION 9. At any meeting of shareholders, each shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing, subscribed by such shareholder and bearing a date not more than three months prior to such meeting. Each shareholder shall have one vote for each share of stock registered in such shareholder's name on the books of the Company as of the record date set for such meeting. The vote for directors, and upon the demand of any shareholder, the vote upon any question before any meeting of shareholders shall be by ballot.

           SECTION 10. A complete list of shareholders entitled to vote at the ensuing election shall be prepared and be available for inspection by any shareholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall be arranged by voting group and by class or series of shares within each voting group and be alphabetical within each voting group or class. The list shall indicate each shareholder's name, address, and number of voting shares.

           A shareholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of shareholders prepared for each meeting of shareholders. The shareholder must make a written request to examine the list and must examine it during the Company's regular business hours.

SECTION 11. Business transacted at all special meetings of the shareholders shall be confined to the objects stated in the call and notice.

           SECTION 12. Unless otherwise provided in the Articles of Incorporation, any action that may be taken at any annual or special meeting of the shareholders may be taken without a meeting and without prior notice upon the receipt of a unanimous written consent.

DIRECTORS

           SECTION 13. The business and affairs of the Company shall be managed under the direction of the Board of Directors. The Board of Directors shall consist of no less than three and no more than nine directors. A majority of the Board shall have the power to transact the business of the Company in conformity with the powers conferred upon the Board of Directors by the Articles of Incorporation. Directors elected at any annual or special meeting of shareholders shall hold office until the next annual meeting of the shareholders and until their successors shall be duly elected. One or more directors may be removed with or without cause by a vote of a majority of the shareholders at a meeting of shareholders called for that purpose.

           SECTION 14. In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the Company and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

COMMITTEE

           SECTION 15. The Board of Directors, by resolution or resolutions passed by a majority of the whole Board, may designate one or more Committees, each Committee to consist of two or more of the directors of the Company and shall have and may exercise the powers conferred upon them by the Board of Directors. All Committees when so appointed shall have such name or names as may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 16. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

           SECTION 17. Directors, as such, shall not receive any salary for their services, but the Board of Directors, by resolution, may fix the fees to be allowed and paid to directors for their services and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Company in any other capacity and receiving compensation therefore.

SECTION 18. Fees to members of special or standing committees and expenses incurred by them in the performance of their duties shall also be fixed and allowed by resolution of the Board of Directors.

MEETINGS OF THE BOARD

SECTION 19. The Board of Directors may meet at Salt Lake City, Utah, or at such other place as may be determined by a majority of the members of the Board.

SECTION 20. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

           SECTION 21. Special meetings of the Board may be called by the President on at least two days' notice to each director, either personally or by mail, telegram or telephone; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two directors.

           SECTION 22. At all meetings of the Board a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business. The act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. Directors may participate in a Board meeting and can be counted in a quorum by means of conference telephone or similar communications equipment by which all directors participating in the meeting can hear each other.

           SECTION 23. Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the action taken, and the consents are filed with the records of the Company. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

           SECTION 24. The officers of the Company shall be chosen by the Board of Directors at its first meeting after each annual meeting and shall include: a Chairman of the Board, a President and Chief Executive Officer, a Vice President, a Secretary and a Treasurer. The Board may also choose a Vice Chairman of the Board, and additional Vice Presidents, Assistant Secretaries and Assistant Treasurers. None of these officers except the Chairman of the Board, the Vice Chairman of the Board, and the President need be members of the Board.

           SECTION 25. The Board may appoint such other officers and agents as it may deem necessary. Such officers and agents shall hold their office for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 26. The salaries of all officers of the Company shall be fixed by the Board of Directors.

           SECTION 27. The officers of the Company shall hold office until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

SECTION 28. The Chairman of the Board shall preside at the meetings of the shareholders and directors.

VICE CHAIRMAN OF THE BOARD

SECTION 29. The Vice Chairman of the Board shall preside at all meetings of the shareholders and directors in the absence of the Chairman.

PRESIDENT

           SECTION 30. The President shall be the Chief Executive Officer of the Company; shall preside at all meetings of the shareholders and directors in the absence of the Chairman of the Board and the Vice Chairman of the Board (if there be one); shall have general and active management of the business of the Company; and shall see that all orders and resolutions of the Board are carried into effect. He shall have the general powers and duties of supervision and management usually vested in the office of President and Chief Executive Officer of a corporation. He shall perform such other functions and duties as shall be prescribed by the Board of Directors.

VICE PRESIDENT

           SECTION 31. Each Vice President shall perform the duties prescribed by the President or the Board of Directors. If the President shall become unable for any reason to perform his duties, then the Vice President, or if there is more than one Vice President, the one designated as Senior Vice President (if any) or the one designated by the Board of Directors shall succeed to the duties of the President until the President shall again become able to perform his duties.

SECRETARY AND ASSISTANT SECRETARIES

           SECTION 32. (a) The Secretary shall attend the meetings of the Board and the meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the Committees appointed by the Board when required; give or cause to be given notice of the meetings of the shareholders and of the Board of Directors; and perform such other duties as may be prescribed by the Board of Directors or President.

           (b)  The Assistant Secretary, senior in time of service, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary and shall perform such other duties as shall be prescribed by the President or the Board of Directors.

TREASURER AND ASSISTANT TREASURERS

SECTION 33. The Treasurer and Assistant Treasurers shall perform such duties as shall be prescribed by the President or the Board.

VACANCIES

           SECTION 34. If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, not less than a quorum, shall choose a person or persons to fill the vacancy or vacancies who shall hold office until the successor or successors shall have been duly appointed or elected.

CERTIFICATES OF STOCK

SECTION 35. The certificates of stock of the Company shall be numbered and shall be entered in the books of the Company as they are issued.

FISCAL YEAR

SECTION 36. The fiscal year shall begin the first day of January in each year.

RECORDS AND INSPECTION RIGHTS

           SECTION 37. The Company shall maintain permanent records of the minutes of all meetings of its shareholders and Board of Directors; all actions taken by the shareholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors in place of the Board of Directors on behalf of the Company. The Company shall also maintain appropriate accounting records. The Company shall keep such records at its office in Salt Lake City, Utah, and any other location designated by the Board of Directors.

           A shareholder of the Company, directly or through an agent or attorney, shall have limited rights to inspect and copy the Company's records as provided under applicable state law and by complying with the procedures specified under such law.

BANK ACCOUNTS

           SECTION 38. All checks, demands for money, or other transactions involving the Company's bank accounts shall be signed by such officers or other responsible employees as the Board of Directors may designate. No third party is allowed access to the Company's bank accounts without express written authorization by the Board of Directors.

AMENDMENTS

           SECTION 39. The Company's Board of Directors may amend or repeal the Company's Bylaws unless the Company's Articles of Incorporation or Utah's Revised Business Corporation Act reserve this power exclusively to the shareholders in whole or part; unless the shareholders, in adopting, amending, or repealing a particular Bylaw provide expressly that the Board of Directors may not amend or repeal that Bylaw; or unless the Bylaw establishes, amends, or deletes a supermajority shareholder quorum or voting requirement. The Company's shareholders may amend or repeal the Company's Bylaws even though the Bylaws may also be amended or repealed by the Board of Directors.

INDEMNIFICATION AND LIABILITY INSURANCE

           SECTION 40.  (a)  Voluntary Indemnification. Unless otherwise provided in the Articles of Incorporation, the Company shall indemnify any individual made a party to a proceeding because he is or was a director of the Company, against liability incurred in the proceeding, but only if the Company has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Company, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Company's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

           (b)  The Company may not voluntarily indemnify a director in connection with a proceeding by or in the right of the Company in which the director was adjudged liable to the Company or in connection with any other proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he was adjudged liable on the basis that personal benefit was improperly received by him.

(c) Indemnification permitted under Paragraph (a) in connection with a proceeding by or in the right of the Company is limited to reasonable expenses incurred in connection with the proceeding.

           (d)  If a determination is made, using the procedures set forth in the applicable statutory provision, that the director has satisfied the requirements listed herein and if an authorization of payment is made, using the procedures and standards set forth in the applicable statutory provision, then, unless otherwise provided in the Company's Articles of Incorporation, the Company shall pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of the final disposition of the proceeding if the director furnishes the Company a written affirmation of his good faith belief that he has satisfied the standard of conduct described in this Section, furnishes the Company a written undertaking, executed personally or on his behalf, to repay the advance if it is ultimately determined that he did not meet the standard of conduct (which undertaking must be an unlimited general obligation of the director, but need not be secured and may be accepted without reference to financial ability to make repayment); and if a determination is made that the facts then known of those making the determination would not preclude indemnification under this Section.

           (e)  Mandatory Indemnification. Unless otherwise provided in the Company's Articles of Incorporation, the Company shall indemnify a director or officer of the Company who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which he was a party because he is or was a director or officer of the Company against reasonable expenses incurred by him in connection with the proceeding.

           (f)  Court-Ordered Indemnification. Unless otherwise provided in the Company's Articles of Incorporation, a director or officer of the Company who is or was a party to a proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. The court may order indemnification if it determines that the director or officer is entitled to mandatory indemnification as provided in this Section and applicable law, in which case the court shall also order the Company to pay the reasonable expenses incurred by the director or officer to obtain court-ordered indemnification. The court may also order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director or officer met the applicable standard of conduct set forth in this Section and applicable law. Any indemnification with respect to any proceeding in which liability has been adjudged in the circumstances described in Paragraph (b) above is limited to reasonable expenses.

           (g)  Indemnification of Others. Unless otherwise provided in the Company's Articles of Incorporation, an officer, employee, or agent of the Company shall have the same indemnification rights provided to a director by this Section. The Board of Directors may also indemnify and advance expenses to any officer, employee, or agent of the Company, to any extent consistent with public policy as determined by the general or specific purpose of the Board of Directors.

           (h)  Insurance. The Company may purchase and maintain liability insurance on behalf of a person who is or was a director, officer, employee, fiduciary, or agent or the Company, or who, while serving as a director, officer, employee, fiduciary, or agent of the Company, is or was serving at the request of the Company as a director, officer, partner, trustee, employee, fiduciary or agent of another foreign or domestic corporation, other person, of an employee benefit plan, or incurred by him in that capacity or arising from his status as a director, officer, employee, fiduciary, or agent, whether or not the Company has the power to indemnify him against the same liability under applicable law.

LIMITATION ON LIABILITY

           SECTION 41.  No director of the Company shall be personally liable to the Company or its stockholders for monetary damages for any action taken or any failure to take any action, as a director, except liability for (a) the amount of a financial benefit received by a director to which he is not entitled; (b) an intentional infliction of harm on the Company or the shareholders; (c) for any action that would result in liability of the director under the applicable statutory provision concerning unlawful distributions [Section 16-10a-842 of Utah's Revised Business Corporation Act]; or (d) an intentional violation of criminal law. This provision shall not limit the liability of a director for any act or omission occurring prior to August 11, 1992. Any repeal or modification of this provision by the stockholders shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Company for acts or omissions occurring prior to the effective date of such repeal or modification.

Exhibit 10.1

CONSULTING AGREEMENT BETWEEN GARY L. NORDLOH AND QUESTAR MARKET RESOURCES, INC.

           This CONSULTING AGREEMENT is entered into effective as of November 1, 2002, between Questar Market Resources, Inc., a corporation organized and existing under the laws of the state of Utah, with its principal place of business at 180 East 100 South, Salt Lake City, Utah 84111, herein referred to as the "Company," and Gary L. Nordloh of 4058 County Road 57, Box 194, Granby, Colorado 80446, herein referred to as "Mr. Nordloh." (As defined, the term "Company" refers to the Company and its subsidiaries on a consolidated basis.)

Recitals

1.

Mr. Nordloh has retired as an employee of Questar Exploration and Production Company, an affiliate of the Company, and no longer serves as an officer of the Company. He has substantial knowledge of certain areas of the Company's business and operations.

2.

Due to Mr. Nordloh's knowledge regarding Company business and operations, the Company has requested that he perform consulting and advisory services on an irregular, part-time basis for a one-year period following his retirement. Mr. Nordloh desires to perform such services subject to the terms and conditions set forth below.

THEREFORE, THE PARTIES AGREE AS FOLLOWS:

Section I - Services

           Mr. Nordloh will perform consulting and advisory services to the Company as requested from time to time by Mr. Keith O. Rattie or Mr. Charles B. Stanley as representatives of the Company. Specifically, Mr. Nordloh may be requested to review the Company's strategies and plans and new business and merger/acquisition opportunities, to assist in the identification and analysis of potential asset and corporate acquisitions, and to advise the Company concerning industry trends and their impact on the Company. He may also be asked to serve as a witness in litigation or administrative proceedings involving the Company. Mr. Nordloh understands that the Company respects his intelligence, forthrightness and insightful integration of information and that the Company expects him to exhibit the same characteristics when performing services under this Agreement.

Section II - Place of Work

           The Company will not provide Mr. Nordloh with a permanent office or other place of work. However, the Company will permit Mr. Nordloh to use an office at the Company's facilities in Denver, Colorado and access to secretarial services for his work on Company affairs.

Section III - Time Devoted to Work

           In performing services under this Agreement, Mr. Nordloh is generally able to establish his own work schedule. He, however, is expected to attend and participate in meetings of the Company's management team that will be held in Denver, Colorado on a quarterly or bi-monthly basis and that last from four to eight hours. In addition, Mr. Nordloh agrees to make himself available by telephone for periodic discussions on various business issues, with the frequency of such calls decreasing over time as the Company adjusts to the transition caused by Mr. Nordloh's retirement. The Company agrees to give Mr. Nordloh reasonable advance notice of meetings in or other travel requirements to Salt Lake City, Utah, or other locations within the Company's area of operations. Mr. Nordloh agrees to be generally available by telephone, electronic mail, or fax and shall give reasonable notice to the Company in the event of vacations or other events that might interfere with normal availability and communications. Mr. Nordloh also agrees to devote the necessary time to serve the Company as a director and to attend quarterly Board meetings as long as he remains a director of the Company.

Section IV - Payment

           The Company agrees to pay Mr. Nordloh a retainer of $10,000.00 per month, which is payable on or before the 15th day of each month with the first payment made on or before November 15, 2002 and with the last payment made on or before October 15, 2003. The Company will mail or electronically deposit these monthly retainer checks in accordance with Mr. Nordloh's instructions. The Company will also reimburse Mr. Nordloh for any out-of-pocket expenses he incurs while performing services under this Agreement. Examples of such expenses are the cost of transportation, meals, and lodging if Mr. Nordloh is required to perform services outside the area of his domicile or if sudden transportation is needed to return to Denver, Colorado. The Company will reimburse reasonable mileage expenses if Mr. Nordloh is requested to travel out of town to perform responsibilities pursuant to the terms of this Agreement.

Section V - Status

           This Agreement provides for the performance of services by Mr. Nordloh as an independent contractor. Mr. Nordloh will not be considered an employee or officer of the Company for any purpose and shall not represent himself as an employee or officer of the Company to third parties. He will not be eligible to participate in any pension or welfare benefit programs or incentive compensation programs that are provided for employees of the Company other than benefits available to him as a retired employee. Mr. Nordloh understands that he is a retired employee for purposes of exercising stock options granted by Questar Corporation ("Questar"). The sole benefits for which Mr. Nordloh shall be eligible are benefits available to retirees of Questar or available to non-employee directors of the Company.

           As long as Mr. Nordloh provides services pursuant to the terms of this Agreement, he is considered to be an "insider" under federal securities laws and shall comply with the requirements of such laws.

Section VI - Termination

           Either party may terminate this Agreement prior to the expiration of October 31, 2003, by sending written notice to the other party at least 30 days prior to the proposed termination date. Termination of this Agreement prior to October 31, 2003 shall not relieve the Company of its obligations to reimburse Mr. Nordloh for any expenses incurred by him to perform services pursuant to the terms of it nor relieve Mr. Nordloh of his obligations pursuant to Sections VII through XI of this Agreement.

Section VII - Acknowledgments

(a)	Mr. Nordloh shall render consulting services on behalf of the Company that are special, unique, and extraordinary; and

(b)	Mr. Nordloh shall treat all Proprietary Information of the Company (as defined below) on a confidential basis.

(c)

During this Agreement's term, Mr. Nordloh may have access to and become familiar with various items of the Company's Proprietary Information. Mr. Nordloh acknowledges that such Proprietary Information shall be owned solely by the Company.

Section VIII - Proprietary Information

           Proprietary Information shall include, but not be limited to, information, knowledge, documents and data, subject to the exclusions of Section IX, that pertain to existing operations and future developments of any aspect of the Company's current or prospective businesses known to Mr. Nordloh as result of his past employment or through services rendered pursuant to this Agreement that are regarded and protected as confidential by the Company, the disclosure of which to unauthorized persons could have a detrimental consequence to the Company.

Section IX - Limitations on Use of Proprietary Information

           During the term of this Agreement and for one year after it terminates, Mr. Nordloh shall not use the Proprietary Information for any purpose except to further the Company's business or divulge this information to any person other than the Company or persons to whom the Company has given its consent, except to the extent such information:

(a)	was independently obtained by Mr. Nordloh in a manner unrelated to his employment with the Company;

(b)	was in the public domain or enters into the public domain through no fault of Mr. Nordloh; or

(c)	is compelled to be disclosed by government or legal process.

Section X - Intellectual and Other Property

(a)

All inventions and other developments or improvements conceived by Mr. Nordloh alone or in conjunction with other persons (including notes, drawings, memoranda or other documents), during the term of his engagement that are within the scope of the Company's business operations or that relate to any of the Company's work or projects are the exclusive property of the Company, and Mr. Nordloh agrees to execute such conveyances or documents required to transfer patents or copyrights as may be reasonably requested by the Company.

(b)

Upon termination of this Agreement for any reason, Mr. Nordloh shall immediately return to the Company all of Company's property, if any, including cellular telephone, computer hardware, computer software, software documentation, maps, reports, and any replications used by him in rendering services to the Company or otherwise that are in his possession of control.

Section XI - Non-compete

(a)

The Company is entering into this Agreement with Mr. Nordloh to obtain financial and competitive advantage. During the term of this Agreement and for a specified period of time following termination of it, Mr. Nordloh shall not directly or indirectly:

(i)

engage in, become employed by, or render services, advice or assistance to any person or business entity engaged in projects that do or may directly compete with any projects he has rendered advice concerning or has become aware of the Company's interest in by virtue of the services rendered pursuant to this Agreement;

(ii)	retain or use in any way any Proprietary Information or transmit or reveal any of such information to persons in competition with the Company;

(iii)	seek or solicit business or investment opportunities for or on behalf of any persons in competition with the Company;

(iv)	disparage the Company's management or strategic direction when dealing with third parties or employees; or

(v)	influence or attempt to influence any Company employee to terminate his employment to work for Mr. Nordloh directly or any competitor of the Company.

(b)

The Company is not interested in having Mr. Nordloh perform full-time consulting services for it during the term of this Agreement, but the Company's consent is necessary for Mr. Nordloh to engage in provide consulting services to any customer or competitor of the Company during the term of this Agreement or the non-compete period following its termination. The Company will not unreasonably withhold such consent.

(c)

The period of time that this non-competition provision shall remain in effect shall be dependent on the termination of the Agreement. If the Agreement remains in effect for the full year, the non-competition provision shall remain in effect until November 1, 2004. If the Company terminates the Agreement prior to November 1, 2003, the non-competition provision shall expire on a date that is determined by adding the number of months the Agreement was in effect to the termination date. If Mr. Nordloh terminates the Agreement prior to November 1, 2003, the non-competition provision shall expire on November 1, 2004.

(d)

The parties have attempted to limit Mr. Nordloh's right to compete only to the extent necessary to protect the Company from unfair competition. Mr. Nordloh may request and the Company may grant, at its sole discretion, waivers to the foregoing restrictions on a case-by-case basis where the applicability of this Section XI may be in question. Recognizing that reasonable people may differ in making this determination, the parties agree that, if the scope of enforceability of this provision is disputed at any time, a court or other trier of fact may modify and enforce this provision to the extent that it believes to be reasonable under the circumstances existing at that time.

Section XII - Miscellaneous

           This Agreement is personal in nature and is non-assignable.

           This Agreement shall be governed by and construed in accordance with the laws of the state of Utah applicable to agreements made in such state.

           IN WITNESS WHEREOF, the parties have executed this Agreement effective November 1, 2002.

QUESTAR MARKET RESOURCES, INC. By: /s/ Keith O. Rattie

Keith O. Rattie Vice Chairman of the Board

By: /s/ Gary L. Nordloh

Gary L. Nordloh Consultant

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Market Resources, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

November 14, 2002	/s/Charles B. Stanley

Charles B. Stanley President and Chief Executive Officer

November 14, 2002	/s/S. E. Parks

S. E. Parks Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.