Form 10-K
period 2002-12-31
QUESTAR MARKET RESOURCES INC
filed 2003-03-31
CIK 1108827

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (I.R.S. Employer Identification No.)
180 East 100 South, P.O. Box 45601, Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)
Registrant's telephone number, including area code: (801) 324-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Common Stock, $1.00 Par Value

SECURITIES REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933:
 7 1/2% Notes Due 2011
7% Notes Due 2007

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003. $0.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003: 4,309,427 shares of Common Stock, $1.00 par value. (All shares are owned by Questar Corporation.)

        Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K Report with the reduced disclosure format.

TABLE OF CONTENTS

Heading
PART I
Item 1.	BUSINESS
General
Gas and Oil Exploration and Production
Cost-of-Service Development
Gathering, Processing, Marketing and Risk Management
Regulation
Competition and Customers
Relationships with Affiliates
Employees
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6.	(Omitted)
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Items 10-13.	(Omitted)
PART IV
Item 14.	EXHIBITS AND REPORTS ON FORM 8-K
GLOSSARY
SIGNATURES

FORM 10-K

ANNUAL REPORT, 2002

PART I

ITEM 1. BUSINESS.

General

        Questar Market Resources, Inc. (the "Company" or "QMR," which is a reference that includes the Company's subsidiaries) is a wholly owned subsidiary of Questar Corporation ("Questar"), which is a publicly traded and integrated natural gas company. Questar has two principal business units—Regulated Services and Market Resources. QMR and its subsidiaries comprise the Market Resources unit of Questar and engage in gas and oil exploration, development and production; gas gathering and processing; wholesale gas and hydrocarbon liquids marketing, risk management, and natural gas storage.

        QMR is a subholding company that conducts business through Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P"), Questar Gas Management Company ("QGM"), and Questar Energy Trading Company ("QET"). The corporate organization is shown in the following chart.

        The Market Resources unit is the primary growth area within the Company. Over the next five years, Questar expects to spend approximately 60 percent of its total capital budget in Market Resources, primarily to expand gas and oil reserves through drilling and acquisitions; enlarge an infrastructure of gathering systems, processing plants, and storage facilities; and continue risk management activities. The diversity of activities within the group enhances a basic strategy to pursue complementary growth. As Questar E&P, for example, finds and acquires new reserves, QGM will have opportunities to expand gathering and processing activities, and QET will have more physical production to support its marketing and storage programs.

        Business Strategy.    QMR has the following strategies in its business:

  •
  pursue a disciplined acquisition and exploitation program that grows reserves and production at attractive finding and development costs;

  •
  expand and exploit a portfolio of quality drilling prospects;

  •
  deliver industry-leading returns on assets and shareholder equity;

  •
  hedge up to 75 percent of equity production to meet earnings and growth targets while protecting against downside commodity price risk;

  •
  maintain a strong balance sheet to fund future acquisitions as opportunities arise;

  •
  evaluate and implement the latest proven technology to enhance performance and reduce costs; and

  •
  protect the environment and the health and safety of employees, customers and the communities in which the Company operates.

        QMR's activities are described below:

Gas and Oil Exploration and Production.

        Questar E&P conducts a blended program of low-cost development drilling and low-risk reserve acquisition. It has a large inventory of proved undeveloped properties. It will continue to identify promising exploration prospects and farm them out to entities that are willing to assume the initial drilling risks. (Under farm out arrangements, a party agrees to assume the risk and financial responsibility for initial drilling in order to acquire an economic interest in the underlying leases and resulting production.)

        Questar E&P also maintains a geographical balance and diversity, while focusing its activities in core areas where it has accumulated geological knowledge and has significant expertise. Core areas of activity are the Rocky Mountain region, primarily in Wyoming, Utah and Colorado; and the Midcontinent region, primarily in Oklahoma, Texas, Louisiana and Arkansas. During 2002, QMR sold nonstrategic properties in western Canada and the San Juan Basin of northwestern New Mexico and southwestern Colorado.

        Pinedale Anticline.    QMR's Pinedale activities in 2002 continue to merit special emphasis. As of year-end 2002, Questar E&P and Wexpro reported 51 producing wells and two awaiting completion or drilling. Drilling results and initial production tests confirmed reserve expectations of 4.8 to 8.0 Bcfe per well, depending on location and the number of formations drilled. As of December 31, 2002, the production capacity from the 51 QMR wells in Pinedale was estimated at 126 million cubic feet of gas equivalent ("MMcfe"), compared to 79 MMcfe as of the period a year earlier. (See the Glossary of Commonly Used Gas and Oil Terms immediately prior to the signature pages.)

        Questar E&P and Wexpro conduct drilling activities in Pinedale when government restrictions and weather conditions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline. The original Pinedale drilling program projected 135 to 150 locations, based on 80-acre spacing. The number of potential locations doubled when QMR determined that it was appropriate to drill on the basis of 40-acre spacing. Given the "tight" nature of the sands at Pinedale, QMR is reviewing the economic possibilities of moving to 20-acre spacing.

        QMR's activities in Pinedale illustrate its long-term approach. The underlying leasehold acreage was held by production as a result of three wells drilled much earlier. Pinedale gas reserves are contained in tight sands with low permeability. While Questar E&P and Wexpro recognized the presence of gas at Pinedale, they did not drill additional wells on the leases until other companies developed new well completion techniques that hydraulically fractured tight sandstone formations over multiple intervals and successfully used such techniques to complete wells in similar tight reservoirs in a nearby field.

        Recently, Questar E&P and Wexpro have established production in the Mesaverde Formation that is geologically similar and immediately beneath the Lance Formation. It is expensive to drill wells in Pinedale; the cost reflects the completion depth of the wells, the need for special handling and multiple stimulations, and governmental orders that impose surface-use limitations and restrict drilling activities to the period between May and December.

        Uinta Basin.    During 2002, QMR aggressively developed the Uinta Basin properties in eastern Utah obtained with the mid-2001 acquisition of Shenandoah Energy, Inc. ("SEI"). QMR drilled or participated in 150 wells in this region during 2002 and increased gross operated production capacity to 107 MMcf of natural gas per day by year-end 2002. Financial results were negatively affected by low prices that forced curtailment of production during part of the year. Questar E&P plans to continue drilling activities to maintain current production volumes and will pursue additional drilling to target unrecovered oil volumes from the Green River Formation in addition to gas volumes from the deeper Wasatch Formation. It will also evaluate the deeper potential in the underlying Mancos and Blackhawk formations.

        Natural Gas Focused.    Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2002, the Company had proved reserves (excluding cost-of-service reserves) of 950.4 billion cubic feet ("Bcf") of gas and 27.2 million barrels ("MMbbls") of oil and natural gas liquids ("NGL"), compared to 998.0 Bcf of gas and 31.1 MMbbls of oil and NGL as of the same date in 2001. (The 2001 numbers include Canadian reserves. When Canadian reserves are excluded, the Company had 936.1 Bcf of gas and 27.7 MMbbls of oil and NGL at year-end 2001.) On an energy-equivalent ratio of six thousand cubic feet ("Mcf") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised approximately 85.4 percent of proved reserves (excluding cost-of-service reserves) at year end 2002. Proved developed gas reserves constituted 56.9 percent of the total non-regulated proved gas reserves reported. See Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this report for additional information concerning QMR's reserves.

        The Questar E&P group's gas production increased from 70.6 Bcf in 2001 to 79.7 Bcf in 2002, despite self-imposed curtailments reflecting low Rockies prices. The increase in production was attributable to expanded development activities, which more than offset the natural decline in some producing areas and the sale of producing reserves. Questar E&P received an average realized selling price of $2.58 per Mcf in 2002, compared to $3.21 per Mcf in 2001. (Realized prices reflect hedging activities.)

        Gas volumes are produced from two primary regions—the Midcontinent area and the Rocky Mountain area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation, but prices were significantly higher in the Midcontinent area than in the Rocky Mountains.

        Prices for Rocky Mountain gas volumes declined significantly in the second and third quarters of 2002, reflecting a basis differential of more than $2 per Mcf, compared to the normal basis differential of $.40-$.60 per Mcf. Prices fell to as low as $.72 per Mcf net-to-the-well for some gas volumes, causing Questar E&P to shut in production. The increase in basis differential resulted from an increase in production volumes in the Rocky Mountain area with no expansion of transportation capacity to markets outside the region. Kern River Gas Transmission Company ("Kern River") is currently expanding its pipeline system that transports gas from southwestern Wyoming to California markets. This expansion is scheduled to be in service by mid-2003 and should relieve the problem for the next several years.

        Questar E&P continued to generate Section 29 tax credits during 2002, which was the last year that such credits were available under current law. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells was commenced prior to January 1, 1993. Eligible properties are often referred to as "tight sands," "coal seams," or "low permeability formations" from which it is generally less economic to produce gas. During 2002, Questar E&P recorded $4.9 million in Section 29 credits, compared to $5.0 million in 2001.

Other Information.

        During 2002, Questar E&P produced 2.8 MMbbls of oil and NGL, compared to 2.5 MMbbls in 2001. The production was sold at an average net-to-the-well realized price of $20.39 per barrel in 2002, compared to $19.22 per barrel in 2001. These prices reflect hedges; unhedged prices for crude oil were higher than hedged prices in 2002 ($22.93 per barrel compared to $20.39 per barrel.)

        Questar E&P maintains regional offices in Denver, Colorado and Tulsa and Oklahoma City, Oklahoma, in addition to its primary office in Salt Lake City, Utah.

Cost-of-Service Development

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

        Wexpro, unlike Questar E&P, does not acquire leasehold acreage for exploration activities. It conducts gas and oil development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 10 of the Notes to Consolidated Financial Statements under Item 8.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its successful investment. The after-tax return, which is calculated on net investment adjusted for working capital and deferral taxes, averaged 20.5 percent in 2002. Wexpro's allowed return is adjusted annually based on a specified formula in the settlement agreement. At year-end 2002, Wexpro's net investment base adjusted for working capital and deferred taxes was $164.5 million compared to $161.3 million at year-end 2001. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

        The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas plus the gas attributable to royalty interest owners produced by Wexpro satisfied 45 percent of Questar Gas's system requirements during 2002. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 2002, the average wellhead cost of Questar Gas's cost-of-service gas (net of revenue credits) was $2.16 per Dth, which was lower than Questar Gas's average price for field-purchased gas.

        Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. In 2002, Wexpro produced 44.2 Bcfe of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added reserves of 58.7 Bcfe through drilling activities and reserve estimate revisions.

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

Gathering, Processing, Marketing and Risk Management.

        QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas.

        The year 2002 was the first full year of operation for Rendezvous Gas Services ("Rendezvous"), which is a joint venture that was developed by QGM and Western Gas Resources, Inc. ("Western Gas") to build and operate new gathering and compression facilities in the Green River Basin of southwestern Wyoming. This basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as the Jonah field and other producing areas south of Pinedale. Rendezvous delivers gas volumes from this area for processing and blending to the Blacks Fork plant owned by QGM and to the nearby Granger plant owned by an affiliate of Western Gas.

        In late 2002, QGM purchased the remaining 50 percent interest in the Blacks Fork processing plant that has a daily capacity of 84 MMcf and could be expanded to handle additional volumes gathered by Rendezvous. A processing plant strips NGL such as ethane, propane and butane from natural gas volumes to enable the producers to meet pipeline specifications for their gas volumes and to capitalize on historically higher prices for NGL when compared to equivalent volumes of natural gas. QGM recovered 23.4 million gallons (MMgal) of product in 2002 compared to 18.2 MMgal in 2001. QGM and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has processing capacity of 43 MMcf per day. QGM also owns interests in several other processing plants in the Rocky Mountain and Midcontinent areas. As a consequence of a 2002 merger with an affiliate, QGM currently is responsible for the gathering and processing operations in the Uinta Basin of eastern Utah.

        The majority of QGM's gathering systems were originally built as part of a regulated enterprise. They consist of 1,411 miles of gathering lines, compressor stations, field dehydration plants and measuring stations and were largely built to gather production from Questar Gas's cost-of-service properties. Under a contract with Questar Gas, QGM is obligated to gather the cost-of-service production for the life of the properties. During 2002, QGM gathered 40.7 MMdth of cost-of-service gas for Questar Gas, compared to 37.2 MMdth in 2001.

        QGM also gathers gas for affiliates within QMR and for nonaffiliated customers. During 2002, QGM gathered 38.1 MMdth for QMR affiliates, compared to 27.0 MMdth in 2001, and gathered 112.2 MMdth for nonaffiliated customers, compared to 91.7 MMdth in 2001. (These numbers do not include any gas volumes for Rendezvous.)

        QET conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is owned by affiliates) to build a flexible and reliable portfolio. QET aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2002, QET marketed a total of 83.8 equivalent MMdth ("EMMdth") of third-party natural gas, compared to 91.8 EMMdth in 2001 and earned a margin of $.199 per equivalent Dth, compared to $.149 per equivalent Dth in 2001.

        QET uses financial derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions. It executed hedges for equity production on behalf of the Questar E&P group with a variety of contracts for different periods of time with a number of counterparties, primarily banks. QET does not engage in speculative hedging transactions. (See Notes 1 and 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information relating to hedging activities.)

        As a wholesale marketing entity, QET concentrates on markets in the Pacific Northwest, Rocky Mountains, and Midwest that are close to reserves owned by affiliates or accessible by major pipelines. It has contracted for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin.

        QET, through a limited liability company in which it has a 75 percent interest, operates the Clear Creek storage facility located in southwestern Wyoming. This facility has 3 Bcf of working gas capacity and is connected with pipelines owned by Questar Pipeline, Overthrust Pipeline Company, The Williams Companies, and Kern River.

Regulation

        QMR's operations are subject to various levels of government controls and regulation in the United States at the federal, state, and local levels. Such regulation includes requiring permits for the drilling and production of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; filing notices relating to the presence, use and release of specified contaminants incidental to gas and oil production; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. The Company's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, and the unitization or pooling of gas and oil properties. State conservation laws establish the maximum rates of production from gas and oil wells, generally prohibit the venting or flaring of gas and impose requirements for the ratable purchase of production.

        Some of QMR's leases, including many of its leases in the Rocky Mountain area, are granted by the federal government and administered by federal agencies. These leases require compliance with detailed regulations on such things as drilling and operations and the calculation and payment of royalties.

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

Competition and Customers

        QMR faces competition in all aspects of its business including the acquisition of reserves and leases; obtaining goods, services, and labor; and marketing its production. Its competitors include multinational energy companies and other independent producers, many of which have greater financial resources than QMR.

        QMR's business activities can be subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months. Weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and QMR's operations.

        Transportation capacity can also have a significant impact on gas prices. The Rocky Mountain region produces more gas volumes than it can use, making it necessary to transport such volumes to markets outside the region. The lack of pipeline capacity or bottlenecks in pipeline systems can depress prices, as evidenced by the basis differential problems in the second and third quarters of 2002.

        Questar E&P sells its natural gas production to a variety of customers including pipelines, gas marketing firms, industrial users, and local distribution companies. QMR vigorously evaluates counterparty risk and may require financial guarantees from parties that fail to meet its credit criteria. QMR's crude volumes are sold to refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining, or pipeline facilities.

Relationships with Affiliates

        The subsidiaries of QMR have important relationships with their affiliates as described above. Questar provides certain administrative services, e.g., public and government relations, financial and audit, to QMR and other members of the consolidated group. Questar, as a general rule, also sponsors the qualified and welfare plans in which QMR's employees participate. (Some QMR employees are not eligible to participate in the defined benefit Retirement Plan sponsored by Questar.) Each of the Company's subsidiaries is responsible for a proportionate share of the costs associated with these services and benefit plans.

Employees

        As of December 31, 2002, QMR had 578 employees in the United States, compared to 581 at year-end 2001. None of these employees is represented under collective bargaining agreements. Employee relations are generally deemed to be satisfactory. QMR also periodically engages independent consulting petroleum engineers, environmental professionals, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2. PROPERTIES.

        Reserves.    The following table sets forth Questar E&P's estimated proved reserves, the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2002. These proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro on behalf of Questar Gas. QMR's reserves were collectively estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; Netherland, Sewell & Associates, Inc.; and Malkewicz Hueni Associates, Inc., independent petroleum engineers. The Company does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. All properties are located in the United States due to the sale of Canadian properties in the last half of 2002.

December 31, 2002
Estimated proved reserves
Natural gas (Bcf)	950.4
Oil and NGL (MMbbls)	27.2
Total proved reserves (Bcfe)	1,113.4
Proved developed reserves (Bcfe)	660.0
Estimated future net revenues before future income taxes (in thousands)(1)	$2,576,332
Standardized measure of discounted net cash flows (in thousands)(2)	$899,626

(1)
Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, using average year-end 2002 prices of $3.34 per Mcf for natural gas and $28.46 per barrel for oil and NGL, net of estimated production and development costs (but excluding the effects of general and administrative expenses; debt service; depreciation, depletion and amortization; and income tax expense).

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

        Reference should be made to Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years.

        QMR will file estimated reserves as of December 31, 2002, with the Energy Information Administration in the Department of Energy on Form EIA-23. Although QMR uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

        The following charts illustrate QMR's reserve statistics for the years ended December 31, 1998 through 2002:

Gas and Oil Reserves (Bcfe)*

Year	Year-End Proved Reserves	Annual Production	Reserve Life (Years)
1998	574.1	65.3	8.8
1999	597.6	76.6	7.8
2000	730.1	82.3	8.9
2001	1,184.4	85.6	13.8
2002	1,113.4	96.3	11.6

*
Does not include cost-of-service reserves managed and developed by Wexpro on behalf of Questar Gas.

Proportion of Proved Developed to Proved Reserves
and Proportion of Gas Reserves (Bcfe)*

Year	Total Proved Reserves	Proved Developed Reserves	Proved Developed Percent of Total	Natural Gas Percentage of Proved Reserves
1998	574.1	506.0	88%	85%
1999	597.6	503.9	84%	86%
2000	730.1	566.4	78%	88%
2001	1,184.4	719.7	61%	84%
2002	1,113.4	660.0	59%	85%

*
Does not include cost-of-service reserves managed and developed by Wexpro on behalf of Questar Gas.

  Geographic Diversity of Producing Properties

        The following table summarizes proved reserves by the Company's major operating areas at December 31, 2002:

	Proved Reserves*	Percent of Total
	(Bcfe)
Midcontinent	273.5	25%
Rocky Mountain Region
(exclusive of Pinedale and Uinta Basin)	128.7	11%
Pinedale Anticline	321.1	29%
Uinta Basin	390.1	35%

	1,113.4	100%

*
Does not include cost-of-service reserves managed and developed by Wexpro on behalf of Questar Gas.

        Production.    The following table sets forth the Company's net production volumes, the average sales prices per Mcf of gas, per barrel of oil and per barrel of NGL produced, and the production cost per Mcfe for the years ended December 31, 2002, 2001, and 2000, respectively. Production costs include direct lifting costs (labor, repairs and maintenance, materials, supplies and workovers), and the costs of administration of production offices, insurance and property and severance taxes, but is exclusive of depreciation and depletion applicable to capitalized lease acquisitions, exploration and development expenditures.

	Year ended December 31,
	2002	2001	2000
United States (excluding cost-of-service activities)
Volumes produced and sold
Gas (Bcf)	74.9	63.9	61.7
Oil and NGL (MMbbl)	2.3	1.8	1.5
Average realized selling price (includes hedges)
Gas (per Mcf)	$2.61	$3.21	$2.80
Oil and NGL (per Bbl)	20.26	18.14	19.61
Average selling price (without hedges)
Gas (per Mcf)	$2.17	$3.83	$3.32
Oil and NGL (per Bbl)	23.31	23.45	27.66
Production costs per Mcfe
Lease operating expense	$.51	$.55	$.42
Production taxes	.20	.29	.27

Production cost per Mcfe	$.71	$.84	$.69

	Year ended December 31,
	2002	2001	2000
Canada
Volumes produced and sold
Gas (Bcf)	4.8	6.7	7.3
Oil and NGL (MMbbls)	.5	.7	.7
Average realized selling price (includes hedges)(1)
Gas (per Mcf)	$2.22	$3.25	$2.83
Oil and NGL (per Bbl)	21.03	21.98	22.29
Average selling price (without hedges)(1)
Gas (per Mcf)	$2.22	$3.98	$3.05
Oil and NGL (per Bbl)	21.03	22.35	27.15
Production costs per Mcfe(1)
Lease operating expense	$.92	$.74	$.72
Production taxes			.03

Production cost per Mcfe	$.92	$.74	$.75

Cost of Service (Wexpro-operated)
Volumes produced
Gas (Bcf)	41.2	37.9	41.5
Oil and NGL (MMbbl)	.5	.5	.6

(1)
In United States dollars.

        Productive Wells.    The following table summarizes the Company's productive wells as of December 31, 2002.(1)(2)
All of these wells are located in the United States.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
3,427	1,598	885	485	4,312	2,083

(1)
Although many of the Company's wells produce both gas and oil, a well is categorized as either a gas well or an oil well based upon the ratio of gas to oil production volumes.

(2)
Each well completed to more than one producing zone is counted as a single well. There were 55 gross wells with multiple completions.

        The Company also held numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in the Company's gross and net well count.

        Leasehold Acreage.    The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2002. "Undeveloped Acreage" includes (i) leasehold interests that already may have been classified as containing proved undeveloped reserves; and (ii) unleased mineral interest acreage owned by the Company. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding royalty, and other similar interests.

Leasehold Acreage—December 31, 2002

	Developed(1)		Undeveloped(2)		Total
	Gross	Net	Gross	Net	Gross	Net
United States
Arizona	—	—	480	450	480	450
Arkansas	32,322	10,513	510	400	32,832	10,913
California	344	112	3,376	1,137	3,720	1,249
Colorado	160,594	111,941	218,306	96,979	378,900	208,920
Idaho	—	—	44,174	10,642	44,174	10,642
Illinois	172	39	14,267	3,989	14,439	4,028
Indiana	—	—	1,620	466	1,620	466
Kansas	134	134	16,000	3,772	16,134	3,906
Kentucky	—	—	13,723	5,468	13,723	5,468
Louisiana	14,436	9,186	1,230	1,170	15,666	10,356
Michigan	—	—	6,200	1,266	6,200	1,266
Minnesota	—	—	313	104	313	104
Mississippi	2,862	1,902	1,334	668	4,196	2,570
Montana	25,285	10,186	308,989	56,590	334,274	66,776
Nevada	320	280	680	542	1,000	822
New Mexico	84,273	67,066	36,101	14,879	120,374	81,945
North Dakota	1,013	371	144,312	21,532	145,325	21,903
Ohio	—	—	202	43	202	43
Oklahoma	1,469,170	258,418	63,678	39,702	1,532,848	298,120
Oregon	—	—	43,868	7,670	43,868	7,670
South Dakota	—	—	204,398	107,828	204,398	107,828
Texas	152,409	50,765	60,254	46,360	212,663	97,125
Utah	79,046	63,915	250,432	124,190	329,478	188,105
Washington	—	—	26,631	10,149	26,631	10,149
West Virginia	969	114	—	—	969	114
Wyoming	228,757	143,157	441,097	255,565	669,854	398,722

Total U.S.	2,252,106	728,099	1,902,175	811,561	4,154,281	1,539,660

(1)
Developed acres are acres assignable to productive wells.

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

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2003	118,371	49,697
December 31, 2004	113,767	51,684
December 31, 2005	82,988	46,863
December 31, 2006	84,171	43,651
December 31, 2007 and later	1,502,878	619,666

        Drilling Activity.    The following table summarizes the number of development and exploratory wells drilled by the QMR, including the cost-of-service wells drilled by Wexpro, during the years indicated.

	Year Ended December 31,
	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Development Wells
United States
Completed as natural gas wells	206	143.9	238	110.4	211	79.8
Completed as oil wells	9	7.0	13	9.6	9	1.4
Dry holes	5	2.4	11	4.3	12	5.0
Waiting on completion	29	—	46	—	36	—
Drilling	6	—	10	—	14	—
Canada
Competed as natural gas wells	8	2.1	7	1.8	11	1.1
Completed as oil wells	1.2		2.5		8	2.3
Dry holes	1.4		1.1		2	1.1
Waiting on completion	1	—	—	—	2	—
Drilling	—	—	—	—	1	—

Total Development Wells	266	156.0	328	126.7	306	90.7

	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
United States
Completed as natural gas wells	2.6		1.4		—	—
Dry holes	1	1	1.4		5	2.0
Waiting on completion	6	—	—	—	—	—
Drilling	—	—	—	—	1	—
	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Canada
Competed as natural gas wells	1.5		1.5		1.2
Completed as oil wells	—	—	1.4		1.2
Dry holes	—	—	5	1.9	2.9
Drilling	1	—	—	—	—	—

Total Exploratory Wells	11	2.1	9	3.6	10	3.3

Total Wells	277	158.1	337	130.3	316	94.0

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

        When operating wells, Questar E&P and Wexpro receive reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Questar E&P records the monthly overhead reimbursement as a reduction of general and administrative expense, which is a common industry practice. Wexpro records the reimbursement as a reduction of operating and maintenance expenses subject to the settlement agreement.

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

ITEM 3. LEGAL PROCEEDINGS.

        There are various legal proceedings pending against QMR and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company?s financial position, operating results or liquidity. Significant cases are discussed below.

        Grynberg.    Questar defendants, including Questar E&P, are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case, United States ex rel. Grynberg v. Questar Corp., involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Questar defendants participate in a joint defense group that is attacking Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in Grynberg v. Questar Pipeline. This cased involved claims that several Questar defendants mismeasured the heating content of gas volumes attributable to Gynberg's working interest in specified wells located in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the Court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The Utah Supreme Court did rule that Grynberg was not collaterally estopped from presenting a contract termination issue that had previously been ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., is pending in a Wyoming federal district court against Questar defendants. This case involves some of the same allegations that were heard in an earlier case, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar E&P, QGM, Wexpro, Questar Gas, and Questar Pipeline are among the numerous defendants in this case, which is currently known as Price v. Gas Pipelines, that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The numerous defendants are requesting dismissal for lack of personal jurisdiction against any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas. They are also opposing class certification.

        QMR Class Action Cases.    Royalty class actions are being asserted by landowners against entities involved in the oil and gas production and marketing businesses. The QMR group of companies has been involved in several class actions involving royalty owners and believes it will continue to be the subject of additional class actions involving similar claims.

        Environmental Compliance.    An Oklahoma agency has advised QGM that it may be violating state air pollution laws in conjunction with its operation of processing facilities in the state by failing to obtain necessary permits, submit proper notices, and pay specified emissions fees.

        QMR entities are listed as "responsible parties" for sites involving hazardous wastes. They have also received notices of violation from state environmental agencies. None of these sites is significant to the QMR. With the possible exception of the Oklahoma situation described above, no pending proceeding involving notices of violation involves a penalty of $100,000 or more.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of its sole stockholder during the last quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        All of the Company's outstanding shares of common stock, $1.00 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Common Shareholder's Equity and the Notes to Financial Statements included in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

        The Company, as the wholly owned subsidiary of a reporting company under the Securities and Exchange Act of 1934, as amended, (the "Act"), is entitled to omit the information requested in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        Questar Market Resources (QMR or Market Resources) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy-marketing operations. Primary objectives of energy-marketing operations are to support the company's earnings targets and to protect the company's earnings from adverse commodity-price changes. The company does not enter into energy-hedging contracts for speculative purposes. Wexpro, a subsidiary of QMR, develops gas and oil reserves owned by an affiliate, Questar Gas. Following is a summary of QMR's financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$205,928	$226,656	$193,359
Oil and natural gas-liquids sales	67,572	59,482	59,901
Cost-of-service gas operations	93,177	89,934	74,492
Energy marketing	218,832	337,845	379,760
Gas gathering, processing and other	43,614	32,480	34,541

Total revenues	629,123	746,397	742,053
Operating expenses
Energy purchases	202,132	324,124	369,752
Operating and maintenance	131,598	112,087	106,761
Depreciation, depletion and amortization	117,446	92,678	85,025
Exploration	6,086	6,986	7,917
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
Production and other taxes	28,558	43,125	36,262
Wexpro Agreement—oil-income sharing	1,676	2,885	4,758

Total operating expenses	498,679	587,056	613,893

Operating income	$130,444	$159,341	$128,160

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	79,674	70,574	68,963
Oil and natural gas liquids (Mbbl)	2,764	2,500	2,225
Total production (bcfe)	96.3	85.6	82.3
Average daily production (MMcfe)	264	234	225
Nonregulated selling price, net to the well
Average realized selling price (including hedges)
Natural gas (Mcf)	$2.58	$3.21	$2.80
Oil and natural gas liquids (bbl)	$20.39	$19.22	$20.50
Average selling price (without hedges)
Natural gas (Mcf)	$2.17	$3.84	$3.29
Oil and natural gas liquids (bbl)	$22.93	$23.14	$27.49
Wexpro investment base, net of deferred income taxes (in millions)	$164.5	$161.3	$124.8
Energy-marketing volumes (Mdthe)	83,816	91,791	105,632
Natural gas-gathering volumes (Mdth)
For unaffiliated customers	112,205	91,729	92,969
For Questar Gas	40,685	37,161	36,791
For other affiliated customers	38,136	27,049	25,068

Total gathering	191,026	155,939	154,828

Gathering revenue (dth)	$0.16	$0.13	$0.13

Exploration and Production Activities

        In 2002, QMR grew its nonregulated production by 12% to 96.3 bcfe compared to the previous year's production of 85.6 bcfe. This 12% increase was achieved despite QMR's sale of producing properties and deliberate curtailment of approximately 3.3 bcfe of production due to low prices. However, revenues were lower in 2002. Low prices, primarily for natural gas produced in the Rocky Mountains, plagued QMR for much of 2002. Rockies prices, net to the well, were below $1.50 per Mcf for much of 2002. Approximately 60% of QMR's production comes from the Rockies.

        QMR acquired producing properties in the Uinta Basin of Utah in July 2001, which provided a significant portion of the year-to-year production growth. Also, development of the Uinta Basin properties and the Pinedale Anticline in southwestern Wyoming was the prime contributor to production increases in 2002 and 2001.

        The basis differential between daily prices in the Rockies and the Henry Hub (Louisiana) at times exceeded $2 per MMBtu, far greater than the historic average of $.40 to $.60. Gas prices in the Rockies have been impacted because transportation capacity out of the region has not kept pace with the region's growing production rate. While this imbalance should be partially remedied with an expansion of the Kern River pipeline, scheduled to begin operation in mid-2003, it may persist for some time. Prices received on production from Midcontinent properties have been much higher. To protect against the possibility that the Rockies basis will again widen in the second and third quarters of 2003, QMR has hedged a substantial portion of its proved-developed production in the Rockies.

        QMR's energy hedges partially mitigated poor Rockies gas prices in 2002. QMR hedged or presold approximately 56% of its nonregulated natural gas production and 78% of its nonregulated oil production. As a result, the average realized selling price for natural gas amounted to $2.58 per Mcf and exceeded unhedged prices by $.41 per Mcf. Oil-production hedges reduced the average realized selling price for oil and natural gas liquids (NGL) by $2.54 per barrel. In 2002, hedging activities increased gas revenues by $32.9 million and decreased oil revenues by $7 million. In 2001, hedging activities reduced gas revenues by $44.7 million and oil revenues by $9.8 million. QMR does not hedge its NGL production. A summary of QMR's energy-price hedging positions for nonregulated production as of the fourth-quarter earnings release dated February 12, 2003 follows:

Year	Region	Net revenue interest production under price- hedging contracts Gas (bcf)	Average price net to the well Gas per Mcf
2003	Rocky Mountains	32.1	$3.04
	Midcontinent	12.0	$3.60

		44.1	$3.19
2004	Rocky Mountains	14.5	$3.11
	Midcontinent	3.4	$3.71

		17.9	$3.22
		Oil (Mbbl)	Oil per bbl
2003	All regions	1,095	$21.80

        Lifting cost per Mcfe rose in 2001 due to higher production taxes, which are based on the value of production. The average realized selling price of gas per Mcf decreased 20% in 2002 compared with 2001, and increased 15% in 2001 compared with 2000. The total amount of lease-operating expenses increased 6% in 2002 compared with 2001 and 28% in 2001 compared with 2000 reflecting an increase in the number of producing properties. However, on an Mcfe basis, lease-operating expenses were down 5% in 2002 versus 2001 and up 26% in 2001 versus 2000, Lease-operating expenses primarily include labor, maintenance, repairs and well workovers.

	For the year ended December 31,
	2002	2001	2000
	Per Mcfe
Lease-operating expense	$0.55	$0.58	$0.46
Production taxes	0.17	0.25	0.24

Lifting cost	$0.72	$0.83	$0.70

        Depreciation, depletion and amortization expense (DD&A) increased 27% in 2002 and 9% in 2001 due to increased gas and oil production and higher average rates per Mcfe. The average DD&A rate per Mcfe is a function of the finding cost of adding reserves and the changing market value of those reserves. By definition, reserve quantities that QMR can disclose and use in DD&A calculations are based on existing economic and operating conditions.

	For the year ended December 31,
	2002	2001	2000
	Per Mcfe
Depreciation, depletion and amortization	$0.91	$0.83	$0.78

        Exploration expense, largely a function of the number of unsuccessful exploratory wells, decreased 13% in 2002 and 12% in 2001. Abandonments and impairments increased in 2002 primarily due to a write-off of leasehold costs and a $1.9 million write-down of the value of drilling rigs. The four company-owned drilling rigs, acquired in 2001 as part of the Shenandoah Energy, Inc. (SEI) acquisition, were sold in early 2003. Abandonments and impairments are noncash expenses.

Interest and other income

        QMR sold its Canadian subsidiary and producing properties in the Midcontinent and San Juan Basin resulting in a $43.2 million pretax gain, $19.7 million of which related to the Canadian subsidiary. In 2001, assets sales generated a $13.9 million pretax gain. The favorable settlement of a lawsuit resulted in $5.6 million of pretax earnings in 2002.

Debt expense

        Debt expense was 52% higher in 2002 compared with 2001 primarily due to increased debt to used to fund the purchase of SEI in July of 2001. QMR used proceeds from the sale of assets, which occurred primarily in the fourth quarter of 2002 to reduce debt. The impact of higher debt was partially offset by lower short-term interest rates that approached historical lows. Interest expense was flat in 2001 compared with 2000 due to lower short-term interest rates.

Earnings from unconsolidated affiliates

        Pretax earnings from unconsolidated affiliates were $3 million higher in 2002 compared with 2001. Rendezvous LLC began gathering and processing operations in the fourth quarter of 2001 and accounted for approximately a $2 million increase in pretax earnings. QMR's share of pretax earnings from the Blacks Fork partnership increased approximately $1 million in 2002 due to improved gas-processing margins from lower gas prices in the Rockies.

Income taxes

        The effective combined federal, state and foreign income tax rate was 35.2% in 2002, 34.9% in 2001 and 33.2% in 2000. Income tax rates were below the combined income rate of about 40% primarily due to nonconventional fuel credits, which amounted to $4.9 million in 2002, $5 million in 2001 and $4.7 million in 2000. Under current law, the federal income tax credit for production from a nonconventional source will be discontinued for production sold after December 31, 2002.

Wexpro Earnings

        Wexpro's net income was $2.6 million higher in 2002 as a result of an increased investment base when compared to December 31, 2001. The investment base, net of deferred income taxes and depreciation, grew as a result of successful drilling. Wexpro conducts cost-of-service development of gas reserves owned by Questar Gas. Cost of service refers to Wexpro's contracted entitlement to reimbursement of its costs and an approved return on investment for operating Questar Gas's properties. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is shared between Wexpro and Questar Gas. Questar Gas's portion is reported as an expense under oil-income sharing on the income statement.

Gas Gathering and Energy-Marketing Activities

        Revenues for gathering and processing were $11.1 million higher in 2002 compared with the same period in 2001 as a result of gathering systems in the Uinta Basin acquired as part of the July 2001 SEI acquisition and increased production in the Rockies. The volume of gas gathered and the average gathering rate both increased 23% over the previous year. Marketing margins improved by $3 million in 2002 compared with 2001 in spite of lower prices and lower marketing volumes in 2002. Marketing volumes were 9% lower in 2002 compared with 2001. The margin represents revenues less purchase and transportation costs.

Nonregulated Gas and Oil Reserves

        In 2002, gas and oil reserves declined 6%, after production and sales of producing properties, to 1,113 bcfe. QMR's reserve-replacement ratio was 26% in 2002 and 631% in 2001. In 2001, QMR acquired 415 bcfe of proved gas and oil reserves in the SEI acquisition. Reserve additions, revisions and purchases, and sales in place, amounted to 25 bcfe in 2002 and 540 bcfe in 2001. In 2002, QMR completed the sale of its Canadian subsidiary, and producing properties in the San Juan Basin and other areas. The sales accounted for a 122 bcfe decrease in reserves. Excluding these sales, the 2002 reserve-replacement ratio was 153%.

        As a result of the property sales, QMR begins 2003 with a production base of 83 to 85 bcfe.

        The five-year average finding cost per Mcfe for the past three years, excluding Wexpro, was $.85 in 2002 and 2001, and $.86 in 2000.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income	$97,929	$101,134	$77,808
Noncash adjustments to net income	147,041	119,572	108,121
Changes in operating assets and liabilities	16,524	30,592	(54,680)

Net cash provided from operating activities	$261,494	$251,298	$131,249

        Net cash provided from operating activities increased in 2002 compared with 2001 as a result of larger noncash adjustments to income. Net cash provided from operating activities increased 91% in 2001 compared with 2000 as a result of 30% higher net income and collection of accounts receivable and the return of interest-bearing deposits with energy brokers.

Investing Activities

        QMR participated in 277 wells (158 net) that resulted in 147 net gas wells, seven net oil wells and four net dry holes. There were 43 gross-count wells in progress at year end. QMR's success rate was 98% in 2002. QMR acquired the remaining 50% interest in the Blacks Fork processing plant in December of 2002. The company invested $12.5 million in the Rendezvous partnership that provides gas gathering and compression services to producers in southwestern Wyoming.

        The details of capital expenditures for 2002, 2001 and a forecast of 2003 are as follows:

	Year Ended December 31,
	2003 Forecast	2002	2001
	(in thousands)
Exploratory drilling and other exploration	$6,200	$5,966	$5,523
Development drilling	128,600	112,173	132,440
Wexpro drilling	25,200	24,065	55,651
Reserve acquisitions	65	370,068
Production	13,800	14,191	7,624
Gathering and processing	43,900	31,407	53,914
Storage	4,700	40	11,754
General	2,400	1,453	1,533

	$224,800	$189,360	$638,507

Financing Activities

        In 2002, QMR made a concerted effort to reduce debt resulting from the July 2001 acquistion of SEI. Cash flow provided from operations and the sale of assets funded a $119 million reduction of debt, and capital expenditures. In 2002, proceeds from asset dispositions amounted to $158 million. On January 16, 2002, QMR sold $200 million of five-year private placement notes with a 7% interest rate and used the proceeds to repay short-term debt.

        In November 2002, Moody's downgraded debt ratings of Questar and subsidiaries one level after completing a review that began May 2, 2002. Moody's established a Baa3 rating for the senior-unsecured debt of QMR. Also, Moody's established a stable outlook for each Questar entity. A lower debt rating may increase the company's cost of debt; however, Moody's revised ratings are solidly investment grade. The downgrade will not materially affect the company's growth strategy. Standard & Poor's has assigned a BBB+ to debt issued by QMR. Standard & Poor's has a negative outlook, reflecting concerns that the Questar's risk profile may increase with its plan to grow unregulated businesses.

        QMR's consolidated capital structure consisted of 49% long-term debt and 51% common shareholder's equity at December 31, 2002.

Critical Accounting Policies

        The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. Management believes that the following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Successful Efforts Accounting for Gas and Oil Operations

        Under the successful efforts method of accounting, the company capitalizes the costs of leaseholds, development wells, successful exploratory wells and related equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The company recognizes a gain or loss on the sale of properties on a field basis.

        Capitalized proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. The company engages independent consultants to help calculate nonregulated gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

Wexpro Agreement

        Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's successful development operations and the rate of return that Wexpro will earn for managing Questar Gas's reserves. The agreement was approved by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW) in 1981 and affirmed by the Utah Supreme Court in 1983.

Accounting for Derivatives

        QMR uses derivative instruments, typically fixed-price swaps, to hedge against a decline in the average selling prices of its gas and oil production. Accounting rules for derivatives require that these instruments be marked to fair value at the balance-sheet reporting date. The difference between fair value and carrying value is reported either in net income or comprehensive income depending on the structure of the derivatives. The company has structured virtually all of its energy-derivative instruments as cash-flow hedges. Any changes in the fair value of cash-flow hedges are recorded on the balance sheet and in comprehensive income or loss until the underlying gas or oil is produced. When a derivative is terminated before its contract expires, the associated gain or loss is recognized in income over the life of the previously hedged production.

Revenue Recognition

        Revenues are recognized in the period that services are provided or products are delivered. The company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the company has an imbalance in excess of its share of remaining reserves in an underlying property. Revenue and prices for gas and oil are reported on a "net-to-the-well" basis.

New Accounting Standard

        Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will impact recording abandonment costs of gas and oil wells and processing plants. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR sold its Canadian affiliate in the fourth quarter of 2002, eliminating its foreign-exchange risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

        QMR bears a majority of the risk associated with commodity-price changes and uses energy-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions.

Commodity-Price Risk Management

        The company has established policies and procedures for managing commodity-price risks through the use of derivatives. The primary objectives of energy price-hedging are to support the company's earnings targets and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the company's Board of Directors. It is the company's current policy to hedge up to 75% of the current year's proved-developed-production by the first of March in the current year, at or above selling prices that support its budgeted income. The company will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive. The company does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves.

        Natural gas prices in the Rocky Mountain region were depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMBtu, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges. With the acquisition of SEI in 2001, increased investment in development of the company's Pinedale Anticline acreage and sale of Canadian properties, a growing percentage of the company's production is in the Rockies.

        Management's attention has been focused on improving Rockies prices by hedging approximately 90% of Rockies 2003 proved-developed-production at an average of $3.04 per Mcf net-to-the-well. In addition, the company may curtail production if prices drop below levels necessary for profitability.

        QMR held energy-price hedging contracts covering the price exposure for about 85.2 million dth of gas and 1.1 million bbl of oil as of December 31, 2002. A year earlier QMR hedging contracts covered 70.2 million dth of natural gas and 1.1 million bbl of oil. QMR does not hedge the price of natural gas liquids.

        A summary of the activity for the fair value of energy-price hedging contracts for the year ended December 31, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

(in thousands)
Net fair value of energy-hedging contracts outstanding at Dec. 31, 2001	$50,897
Contracts realized or otherwise settled	(42,362)
Increase in energy prices on futures markets	(29,196)

Net fair value of energy-hedging contracts outstanding at Dec. 31, 2002	$(20,661)

        A vintaging of energy-price hedging contracts as of December 31, 2002, is shown below. About 76% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)
Contracts maturing by Dec. 31, 2003	$(15,621)
Contracts maturing between Dec. 31, 2004 and Dec. 31, 2005	(5,047)
Contracts maturing between Dec. 31, 2005 and Dec. 31, 2006	50
Contracts maturing between Dec. 31, 2006 and Dec. 31, 2008	(43)

Net fair value of energy-hedging contracts outstanding at Dec. 31, 2002	$(20,661)

QMR's mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of December 31,
	2002	2001
	(in millions)
Mark-to-market valuation—asset (liability)	$(20.7)	$50.9
Value if market prices of gas and oil decline by 10%	(22.2)	65.7
Value if market prices of gas and oil increase by 10%	(19.1)	36.1

        The calculations reflect energy prices posted on the NYMEX, various "into-the-pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production, (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production) which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management

        QMR held $350 million of fixed rate debt with a fair value of $385.1 million at December 31, 2002. The fair value of fixed rate debt is subject to change as interest rates fluctuate. The company held floating-rate long-term debt at December 31, 2002 and 2001 amounting to $200 million and $253.9 million, respectively. The book value of variable-rate debt approximates fair value. If interest rates declined by 10%, the annual interest costs paid on variable-rate long-term debt would decrease about $.4 million based on the balance outstanding at December 31, 2002 and $.7 million for the year earlier balance.

Liquidity Accelerators

        QMR has commodity-price hedging agreements in place with ten different counterparties. These counterparties are banks and energy-trading firms. In some contracts, the amount of credit allowed before QMR must post collateral for out-of-the-money hedges varies depending on the credit rating assigned to QMR's debt. At QMR's current credit ratings, the credit available from each counterparty ranges between $5 million and $30 million, depending on the agreement. In cases where this arrangement exists, if QMR's credit ratings fall below investment grade (BBB- by Standard & Poor's or Baa2 by Moody's), counterparty credit generally falls to zero.

Business with Energy Merchants

        QMR has significant gas sales to energy merchants, some of which have had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. QMR requests credit support and, in some cases fungible collateral, from companies with noninvestment-grade ratings. QMR's five largest nonaffiliated customers are BP Energy Company, Reliant Energy Services, Duke Energy Trading and Marketing, Sempra Energy Trading Corporation and Oneok Energy Marketing. Transactions with these five companies accounted for 14% of QMR's revenues.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "could," "expect," "intend," "project," "estimate," "anticipate," "believe," "forecast," or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

        Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

        Changes in general economic conditions;

        Changes in gas and oil prices and supplies, and land-access issues;

        Regulation of the Wexpro Agreement;

        Availability of gas and oil properties for sale or for exploration;

        Creditworthiness of counterparties to hedging contracts;

        Rate of inflation and interest rates;

        Assumptions used in business combinations;

        Weather and other natural phenomena;

        The effect of environmental regulation;

        Competition from other energy sources;

        The effect of accounting policies issued periodically by accounting standard-setting bodies;

        Adverse repercussion from terrorist attacks or acts of war;

        Adverse changes in the business or financial condition of the company; and

        Lower credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Report of Independent Auditors
Consolidated Statements of Income, three years ended December 31, 2002
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Common Shareholders' Equity, three years ended December 31, 2002
Consolidated Statement of Cash Flows, three years ended December 31, 2002
Notes to Consolidated Financial Statements
Financial Statement Schedules:
For the three years ended December 31, 2002
Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors
Questar Market Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Questar Market Resources, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Market Resources, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Ernst & Young LLP Salt Lake City, UT March 26, 2003

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
REVENUES
From unaffiliated customers	$522,476	$645,867	$649,200
From affiliates	106,647	100,530	92,853

TOTAL REVENUES	629,123	746,397	742,053
OPERATING EXPENSES
Cost of natural gas and other products sold	202,132	324,124	369,752
Operating and maintenance	131,598	112,087	106,761
Depreciation, depletion and amortization	117,446	92,678	85,025
Exploration	6,086	6,986	7,917
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
Production and other taxes	28,558	43,125	36,262
Wexpro Agreement—oil income sharing	1,676	2,885	4,758

TOTAL OPERATING EXPENSES	498,679	587,056	613,893

OPERATING INCOME	130,444	159,341	128,160
Interest and other income	50,894	17,259	8,750
Earnings from unconsolidated affiliates	3,977	1,265	2,776
Minority interest	484	359	(338)
Debt expense	(34,705)	(22,872)	(22,922)

INCOME BEFORE INCOME TAXES	151,094	155,352	116,426
Income taxes	53,165	54,218	38,618

NET INCOME	$97,929	$101,134	$77,808

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,404	$2,270
Notes receivable from Questar Corporation	95,600	9,500
Accounts receivable, net	94,261	76,935
Accounts receivable from affiliates	12,226	12,942
Federal income taxes recoverable	8,426
Fair value of hedging contracts	3,617	55,593
Inventories, at lower of average cost or market
Gas and oil storage	6,924	14,245
Material and supplies	4,217	5,127
Prepaid expenses and other	7,965	11,661

TOTAL CURRENT ASSETS	235,214	196,699
PROPERTY, PLANT AND EQUIPMENT
Gas and oil properties—successful efforts accounting
Proved properties	1,103,686	1,175,432
Unproved properties, not being amortized	131,817	176,141
Support equipment and facilities	29,571	11,414
Cost-of-service gas and oil operations—Successful efforts accounting	428,597	405,783
Gathering, processing, marketing and other	223,974	210,394

	1,917,645	1,979,164
Less accumulated depreciation, depletion and amortization
Gas and oil properties	424,392	462,143
Cost-of-service gas and oil operations	224,440	207,410
Gathering, processing, marketing and other	68,157	61,777

	716,989	731,330

NET PROPERTY, PLANT AND EQUIPMENT	1,200,656	1,247,834
INVESTMENT IN UNCONSOLIDATED AFFILIATES	23,617	23,829
OTHER ASSETS
Goodwill	61,423	66,823
Other	2,787	3,279

	64,210	70,102

	$1,523,697	$1,538,464

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Notes payable to Questar	$9,900	$275,100
Accounts payable and accrued expenses
Accounts and other payables	91,443	91,657
Accounts payable to affiliates	4,179	5,793
Federal income taxes	14,315
Production and other taxes	21,770	24,902
Interest	9,119	4,805

Total accounts payable and accrued expenses	140,826	127,157
Fair value of hedging contracts	24,278	5,323
Current portion of long-term debt		1,696

TOTAL CURRENT LIABILITIES	175,004	409,276
LONG-TERM DEBT, less current portion	550,000	402,226
DEFERRED INCOME TAXES	204,185	175,024
OTHER LIABILITIES	19,013	17,140
MINORITY INTEREST	8,156	8,369
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock—par value $1 per share; authorized, 25,000,000 shares; issued and outstanding, 4,309,427 shares	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	463,883	383,254
Accumulated other comprehensive income (loss)	(16,880)	22,839

	567,339	526,429

	$1,523,697	$1,538,464

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income
	(in thousands)
Balance at January 1, 2000	$4,309	$116,027	$238,912	$(2,743)
2000 net income			77,808		$77,808
Cash dividends			(17,300)
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $1,557				2,515	2,515
Foreign currency translation adjustment, net of income taxes of $949				(1,017)	(1,017)

Balance at December 31, 2000	4,309	116,027	299,420	(1,245)	$79,306

2001 net income			101,134		$101,134
Cash dividends			(17,300)
Other comprehensive income:
Cumulative effect of accounting change for energy hedges, net income taxes of $41,624				(79,376)	(79,376)
Unrealized gain on energy hedges, net of income taxes of $57,048				105,295	105,295
Unrealized loss on interest-rate swaps, net of income taxes of $235				(392)	(392)
Foreign currency translation adjustment, net of income taxes of $1,304				(1,443)	(1,443)

Balance at December 31, 2001	4,309	116,027	383,254	22,839	$125,218

2002 net income			97,929		$97,929
Cash dividends			(17,300)
Other comprehensive income:
Change in unrealized loss on energy hedges, net of income taxes of $25,651				(42,799)	(42,799)
Change in interest-rate swaps, net of income taxes of $235				392	392
Foreign currency translation adjustment, net of income taxes of $2,375				2,688	2,688

Balance at December 31, 2002	$4,309	$116,027	$463,883	$(16,880)	$58,210

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net income	$97,929	$101,134	$77,808
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation, depletion and amortization	122,657	94,776	85,733
Deferred income taxes	53,684	34,594	22,818
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
(Earnings) loss from unconsolidated affiliates, net of cash distributions	2,757	(1,071)	(2,117)
Net gain from sales of properties and securities	(43,240)	(13,898)	(1,731)
Changes in operating assets and liabilities
Accounts receivable and qualifying hedging collateral	(22,498)	113,072	(112,757)
Inventories	8,339	(8,099)	1,337
Energy-hedging contracts	(89)	(10,886)
Prepaid expenses and other	2,187	(4,012)	(423)
Accounts payable and accrued expenses	2,991	(53,981)	73,103
Federal income taxes	22,771	(3,459)	(11,207)
Other assets	(755)	1,031	(3,125)
Other liabilities	3,578	(3,074)	(1,608)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	261,494	251,298	131,249
INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(171,475)	(630,807)	(187,359)
Other investments	(17,885)	(7,700)

	(189,360)	(638,507)	(187,359)
Proceeds from disposition of assets	157,979	32,729	20,678

NET CASH USED IN INVESTING ACTIVITIES	(31,381)	(605,778)	(166,681)
FINANCING ACTIVITIES
Change in notes receivable from Questar	(86,100)	(9,500)	4,000
Change in notes payable to Questar	(265,200)	224,100	26,500
Change in short-term debt		(12,500)	12,500
Change in cash in escrow		5,387	31,340
Checks written in excess of cash balances			(1,246)
Issuance of long-term debt	325,000	405,000	61,725
Payment of long-term debt	(179,104)	(242,837)	(80,087)
Other financing	723	646	2,955
Payment of dividends	(17,300)	(17,300)	(17,300)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(221,981)	352,996	40,387
Foreign currency translation adjustments	2	(226)	(975)

Change in cash and cash equivalents	8,134	(1,710)	3,980
Beginning cash and cash equivalents	2,270	3,980

ENDING CASH AND CASH EQUIVALENTS	$10,404	$2,270	$3,980

See notes to consolidated financial statements.

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Accounting Policies

        Principles of Consolidation:    The consolidated financial statements contain the accounts of Questar Market Resources, Inc. and subsidiaries (the company or QMR). The company is a wholly owned subsidiary of Questar Corporation (Questar). QMR, through its subsidiaries, conducts gas and oil exploration, development and production, gas gathering and processing, and wholesale-energy marketing. Questar Exploration and Production (Questar E & P) and its subsidiary, Shenandoah Energy Inc. (SEI), conduct exploration, development and production activities. Wexpro Company (Wexpro) operates and develops producing properties owned by an affiliate, Questar Gas. Questar Gas Management gathers and processes natural gas. Questar Energy Trading performs wholesale energy marketing activities and through its interest in Clear Creek Storage Company, LLC, operates a private gas-storage field. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Revenue Recognition:    The company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the company has sold gas in excess of its share of remaining reserves in an underlying property. The company's net gas imbalances at December 31, 2002 and 2001 were $1.8 million and $1.9 million, respectively. Revenue and prices for gas and oil are reported "net to the well," meaning that costs for gathering and processing, often times paid by purchasers of the products, are not included in the revenues reported.

        Wexpro Agreement—Oil Income Sharing:    Wexpro agreement-oil income sharing represents payments made to Questar Gas for its share of the income from oil and NGL products associated with cost-of-service oil properties pursuant to the terms of the Wexpro Agreement (Note 10).

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

        Property, Plant and Equipment:    Property, plant and equipment is stated at cost. In 2001, Questar elected to change its accounting method for gas and oil properties from the full-cost method to the successful-efforts method. The company retroactively restated financial statements to reflect this change in accounting method.

Gas and oil properties

        Under the successful-efforts method of accounting, the company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved-leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The company recognizes gain or loss on the sale of properties on a field basis.

        Capitalized-proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment of producing properties are considered in calculating depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

Cost-of-service gas and oil operations

        The successful-efforts method of accounting is utilized with respect to costs associated with certain "cost-of-service" gas and oil properties managed and developed by Wexpro. Cost-of-service gas and oil properties are properties for which the operations and return on investment are regulated by the Wexpro Agreement (see Note 10). In accordance with the agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited pursuant to the terms of the agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

        Capitalized costs are depreciated on an individual-field basis using the unit-of-production method based upon proved-developed gas and oil reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are considered in calculating depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

        Depreciation for gathering and processing facilities is determined using either the straight-line or unit-of-production methods. The estimated useful lives for straight-line purposes ranges from 3 to 20 years.

        Average depreciation, depletion and amortization rates used in the year ended December 31 were as follows:

	2002	2001	2000
Gas and oil properties, per Mcf equivalent
U.S.	$.90	$.79	$.73
Canada (in U.S. dollars)	.98	1.10	1.12
Combined U.S. and Canada	.91	.83	.78
Cost-of-service gas and oil properties, per Mcfe	.59	.49	.44

        Test for Impairment of Long-Lived Assets:    Gas and oil properties are evaluated by field for potential impairment; other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. Triggering events that may result in a decrease of gas and oil reserves could be caused by mechanical problems, a faster decline of reserves than expected, lease-ownership issues, and/or an other-than-temporary decline in gas and oil prices. If an impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors including pricing and operating costs.

        Goodwill and Other Intangible Assets:    Intangible assets consist primarily of goodwill acquired through business combinations. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, an impairment is indicated. The amount of the impairment is measured using a discounted-cash-flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors. QMR acquired $66.8 million as a result of acquiring SEI in July of 2001. In 2002, the sale of the Canadian subsidiary resulted in a $5.4 million decrease in goodwill.

        Capitalized Interest and Allowance for Funds Used During Construction:    When applicable, QMR capitalizes interest costs during the construction period of plant and equipment. However, the company did not capitalize interest costs in 2002, 2001 and 2000. Under provisions of the Wexpro Agreement, the company capitalizes an allowance for funds used during construction (AFUDC) on cost-of-service construction projects. The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment. AFUDC amounted to $444,000 in 2002, $703,000 in 2001 and $2.2 million in 2000, and is included in Interest and Other Income in the Consolidated Statements of Income.

        Foreign-Currency Translation:    The company conducted gas and oil development-and-production operations in Canada, which were sold in 2002. The local currency, the Canadian dollar, was the functional currency of the company's foreign operations. Translation from Canadian dollars to U. S. dollars was performed for balance-sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts were translated using an average exchange rate. Adjustments resulting from such translations were reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes were provided on translation adjustments because the earnings were not considered to be permanently invested.

        Energy-Price Financial Instruments:    On January 1, 2001, the company adopted the accounting provisions of SFAS 133 as amended and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million after tax. The company structures the majority of its energy-price-derivative instruments as cash-flow hedges.

        The company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting gain or loss from the change in fair value of the hedged item. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings in the current period.

        A derivative instrument qualifies as a hedge if all of the following tests are met:

  •
  The item to be hedged exposes the company to price risk.

  •
  The derivative reduces the risk exposure and is designated as a hedge at the time the company enters into the contract.

  •
  At the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

        When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are included in income in the same period that the underlying production or other contractual commitment is delivered. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is reclassified from other comprehensive income and recognized currently in the results of operations.

        Physical Contracts:    Physical hedge contracts have a nominal quantity and a fixed price. Contracts representing both purchases and sales settle monthly based on quantities valued at a fixed price. Purchase contracts fix the purchase price paid and are recorded as cost of sales in the month the contracts are settled. Sales contracts fix the sales price received and are recorded as revenues in the month they are settled. Due to the nature of the physical market, there is a one-month delay for the actual settlement. QMR accrues for the settlement in the current month's revenues and cost of sales.

        Financial Contracts:    Financial contracts are contracts which are net settled; meaning settled in cash without delivery of product. Financial contracts also have a nominal quantity and exchange an index price for a fixed price. They are net settled with the brokers as the price bulletins become available. The contracts are recorded as cost of sales in the month they are settled.

        Interest-Rate Financial Instruments:    The company may utilize interest-rate hedges to swap fixed-rate interest payments for variable-rate interest payments. The difference between the fixed-interest-rate-swap payment made and the variable-rate payment is recorded as either an increase or decrease of interest expense.

        Credit Risk:    The company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the company to credit risk. The company monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis. Bad-debt expense amounted to $1.2 million, $1.2 million and $431,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The allowance for bad-debt expenses was $3.8 million and $2.8 million at December 31, 2002 and 2001, respectively.

        Income Taxes:    The company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. QMR records tax benefits as they are generated. Deferred income taxes have been provided for temporary difference caused by the differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods.

        Comprehensive Income:    Comprehensive income is the sum of net income as reported in the Consolidated

        Statements of Income and other comprehensive income transactions reported in the Consolidated Statements of Shareholder's Equity. Other comprehensive income transactions reported by QMR result from changes in fair value of qualified energy derivatives, interest rate derivatives and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the underlying products or securities available for sale are sold.

        The balances of cumulative other comprehensive income (loss), net of income taxes at December 31, were as follows:

	2002	2001
	(in thousands)
Unrealized gain (loss) on energy hedging transactions	($16,880)	$25,919
Unrealized loss on interest rate swap		(392)
Foreign currency translation adjustment		(2,688)

Accumulated other comprehensive income (loss)	($16,880)	$22,839

        Business Segments:    QMR's line-of-business disclosures are presented based on the way senior management evaluates the performance of its business segments. Certain intersegment sales include intercompany profit.

        New Accounting Standard:    SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will have its greatest impact on recording abandonment costs of gas and oil wells, and to a lesser extent, on processing plants. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

        Reclassifications:    Certain reclassifications were made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

Note 2—Dispositions and Acquisitions

Sale of Canadian Properties

        On October 21, 2002, QMR sold its Canadian exploration and production subsidiary, Celsius Energy Resources, Ltd (CERL), to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund. Total consideration received was $US 101.6 million. CERL earned net income for the nine months ended September 30, 2002, of $US 1.5 million and had total assets of $US 80 million at September 30, 2002. QMR used the proceeds from the sale to repay debt.

Partnership Interest Acquired

        QMR, through an affiliate, acquired El Paso Gas Gathering and Processing's 50% interest in the Blacks Fork processing plant for approximately $5.4 million, effective December 18, 2002. QMR now owns 100% of the plant. Accounting for the company's interest in Blacks Fork changed from an unconsolidated partnership to full consolidation as a result of this transaction.

Note 3—Investment in Unconsolidated Affiliates

        QMR, indirectly through subsidiaries, has interests in partnerships accounted for on an equity basis. These entities are engaged primarily in gathering and/or processing natural gas. These affiliates did not have debt obligations with third-party lenders. The percentage of voting control and economic interest are identical. The principal partnerships are Canyon Creek Compression Co. (15%), a general partnership, and Rendezvous Gas Services LLC (50%), a limited liability corporation.

        Summarized results of the partnerships are listed below.

	2002	2001	2000
	(in thousands)
Year Ended December 31,
Revenues	$25,490	$24,992	$27,574
Operating income	8,805	2,830	5,811
Income before income taxes	8,869	3,105	6,184
At December 31,
Current assets	$11,806	$21,000	$14,232
Noncurrent assets	45,704	38,862	26,941
Current liabilities	5,178	3,893	3,940
Noncurrent liabilities	2,182	2,529	946

Note 4—Debt

        Questar makes loans to QMR under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $9.9 million at December 31, 2002 with an interest rate of 1.64% and $275.1 million at December 31, 2001 with an interest rate of 2.31%.

	December 31,
	2002	2001
	(in thousands)
Long-term debt
Revolving-credit loan due 2004 with variable interest rates (2.21% at December 31, 2002)	$200,000	$253,922
7.0% Notes due 2007	200,000
7.5% Notes due 2011	150,000	150,000

	550,000	403,922
Less current portion	1,696

	$550,000	$402,226

        Maturities of long-term debt for the five years following December 31, 2002, are as follows:

in thousands
2003	—
2004	$180,000
2005	20,000
2006	—
2007	200,000

        QMR's revolving credit facility contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. The most restrictive terms of the revolving credit facility limit payment of dividends to $143 million.

        Cash paid for interest was $30 million in 2002, $22.9 million in 2001 and $23.4 million in 2000.

Note 5—Financial Instruments and Risk Management

        The carrying amounts and estimated fair values of the company's financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$10,404	$10,404	$2,270	$2,270
Notes receivable	95,600	95,600	9,500	9,500
Energy-price hedging contracts	3,617	3,617	55,593	55,593
Financial liabilities
Short-term debt	9,900	9,900	275,100	275,100
Long-term debt	550,000	585,087	402,226	401,590
Energy-price hedging contracts	24,278	24,278	4,696	4,696
Interest-rate swap	—	—	627	627

        The company used the following methods and assumptions in estimating fair values: Cash and cash equivalents and short-term debt—the carrying amount approximates fair value. Long-term debt—the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the company's current borrowing rates.

        Energy-price-hedging contracts—fair value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the gas contracts at

December 31, 2002, was $3.42 per MMBtu, representing the average of contracts with different terms including fixed, various "into-the-pipe" postings and NYMEX references. Energy-price-hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and heat-value adjustments on the hedges of equity gas as of December 31, 2002, would result in a price of approximately $3.19 per Mcf, net-to-the-well. The average price of the oil contracts at December 31, 2002, was $23.15 per bbl and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to equity production where basis adjustments would result in a net-to-the-well price of $21.80 per bbl.

        QMR held energy-price-hedging contracts covering the price exposure for about 85.2 million dth of gas and 1.1 MMbl of oil as of December 31, 2002. A year earlier QMR hedging contracts covered 70.2 MMdth of natural gas and 1.1 MMbl of oil. QMR does not hedge the price of natural gas liquids.

        At December 31, 2002, the company reported a net $20.7 million current liability from hedging activities net of hedging assets. Settlement of contracts in 2002 resulted in the reclassification into income of $42.4 million ($26.2 million after tax). The offset to the hedging liability, net of income taxes, was a $42.8 million unrealized loss on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation of energy-price hedges does not consider changes in the fair value of the corresponding scheduled equity physical transactions, (i.e., the correlation between index price and the price realized for the physical delivery of gas or oil.)

        Interest-rate swap—the mark-to-market valuation equals a discounted present value of future cash flow using current market rates. In October 2001, the company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap. The swap expired October 2002 and was not renewed.

Note 6—Income Taxes

        The components of income taxes for years ended December 31 were as follows:

	2002	2001	2000
	(in thousands)
Federal
Current	$(1,742)	$19,962	$13,678
Deferred	39,839	24,528	19,947
State
Current	(2,902)	1,022	1,129
Deferred	12,302	2,837	1,763
Foreign	5,668	5,869	2,101

	$53,165	$54,218	$38,618

        The difference between the statutory federal income tax rate and QMR's effective income tax rate is explained as follows:

	2002	2001	2000
	(in percentages)
Statutory federal income tax rate	35.0	35.0	35.0
Increase (decrease) as a result of:
State income tax rate, net of federal
income tax credit	4.0	1.6	1.6
Nonconventional fuel credits	(3.3)	(3.3)	(4.0)
Foreign income taxes	(.1)	1.7	0.6
Goodwill	1.0
Other	(1.4)	(0.1)

Effective income tax rate	35.2	34.9	33.2

        Significant components of the company's deferred income taxes at December 31 were as follows:

	2002	2001
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$239,640	$195,227
Deferred tax assets
Mark to market hedging activities	11,498	15,946
Tax attributes carried forward	20,520
Employee benefits and compensation costs	3,437	4,257

	35,455	20,203

Net deferred income taxes	$204,185	$175,024

        In 2002, QMR received an income tax refund amounting to $32 million. Cash paid for income taxes amounted to $22.3 million in 2001 and $25.6 million in 2000. Tax attributes consist of net operating losses carried forward, nonconventional fuel credits and alternative minimum tax credits.

Note 7—Litigation and Commitments

        Grynberg:    Questar defendants are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case involves claims filed by Grynberg under the federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industrywide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Questar defendants participate in a joint defense group that is challenging Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in this case. The case involves claims that several Questar entities mismeasured the heating content of gas volumes attributable to Grynberg's working interest in specified wells in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The court also ruled that Grynberg was not collaterally estopped from presenting a contract termination issue that had been previously ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case is pending in a Wyoming federal district court against Questar Gas, as the successor to Questar Pipeline's interest in gas-purchase contracts. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by Questar Gas dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar E & P, Questar Gas Management, Wexpro and affiliates, Questar Gas, and Questar Pipeline are among the numerous defendants in a case filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors rather than on behalf of the federal government. The numerous defendants are opposing class certification and are requesting dismissal for lack of personal jurisdiction of any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

        Environmental Compliance.    An Oklahoma agency has advised Questar Gas Management that it may be violating state-air pollution laws in conjunction with its operation of processing facilities in the state by failing to obtain necessary permits, submit proper notices, and pay specified emissions fees.

Other legal proceedings

        There are various other legal proceedings against QMR and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the company's results of operations, financial position or liquidity.

Commitments

        Questar Energy Trading has contracted for firm-transportation services with various pipelines through 2016. Due to market conditions and competition, it is possible that Questar Energy Trading may not be able to recover the full cost of these transportation commitments. Annual payments and the years covered are as follows:

(in thousands)
2003	$3,174
2004	1,048
2005	1,042
2006	1,032
2007	974
2008	358
Yearly commitment fee 2009 through 2016	194

        QMR rents office space throughout its scope of operations from third-party lessors and leases space in an office building located in Salt Lake City, Utah from an affiliated company. The minimum future payments under the terms of long-term operating leases for the company's primary office locations for the five years following December 31, 2002, are as follows:

(in thousands)
2003	$1,986
2004	1,801
2005	1,756
2006	1,710
2007	1,321

        Minimum future rental payments have not been reduced for sublease rental receipts of $103,000 in 2003 and $9,000 in 2004. Total rental expense amounted to $2.4 million in 2002, $2.2 million in 2001 and $2.1 million in 2000. Sublease rental receipts were $70,000 in 2002, $294,000 in 2001 and $118,000 in 2000.

Note 8—Employee Benefits

        Pension Plan:    A majority of QMR's employees are covered by Questar's defined benefit pension plan. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The company relies on a third-party consultant to calculate the pension plan projected benefit obligation. Pension expense was $855,000 in 2002, $955,000 in 2001 and $385,000 in 2000.

        QMR's portion of plan assets and benefit obligations is not determinable because the plan assets are not segregated or restricted to meet the company's pension obligations. If the company were to withdraw from the pension plan, the pension obligation for the company's employees would be retained by the pension plan. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postretirement Benefits Other Than Pensions:    Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The company is amortizing its transition obligation over a 20-year period, which began in 1992. The company relies on a third-party consultant to calculate the projected benefit obligation. The cost of postretirement benefits other than pensions was $1.3 million in 2002, $1.3 million in 2001 and $1.7 million in 2000.

        The company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits is not determinable because the plan assets are not segregated or restricted to meet the company's obligations. At December 31, 2002, Questar's accumulated benefit obligation exceeded the fair value of plan assets.

        Postemployment Benefits:    The company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The company accrues both current and future costs. QMR's postemployment liability at December 31 was $689,000 in 2002 and $539,000 in 2001.

        Employee Investment Plan:    QMR participates in Questar's Employee Investment Plan (Plan), which allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the company makes a nonmatching contribution of $200 to each eligible employee. The company's expense equals its matching contribution. The company's expense amounted to $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000.

Note 9—Related Party Transactions

        QMR receives a significant portion of its revenues from services provided to Questar Gas Company. The company received $106.6 million in 2002, $100.5 million in 2001 and $92.5 million in 2000 for operating cost-of-service gas properties, gathering gas and supplying a portion of gas for resale, among other services provided to Questar Gas. Operation of cost-of-service gas properties is described in Wexpro Agreement (Note 10). QMR also received revenues from other affiliated companies totaling $.4 million in 2000. In 2002 and 2001, revenues from Questar Gas accounted for all of QMR's intercompany transactions.

        Questar performs certain administrative functions for QMR and charged $9.1 million in 2002, $7.8 million in 2001, and $6.6 million in 2000. QMR includes these costs in operating and maintenance expenses. Questar allocates the costs based on each affiliate proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

        QMR's subsidiaries contracted for transportation and storage services with Questar Pipeline and paid $1.3 million in 2002 and 2001 and $2.1 million in 2000 for these services. Questar InfoComm is an affiliated company that provides some information technology and communication services to Questar and its affiliated companies. QMR paid Questar InfoComm $1.4 million in 2002 and 2001, and $1.9 million in 2000.

        QMR has a 5-year lease with Questar for space in an office building located in Salt Lake City, Utah. The building is owned by a third party. The third party has a lease arrangement with Questar Corp, which in turn sublets office space to affiliated companies. The lease between QMR and Questar expires October 2007. The lease payment for 2003 is $761,000. QMR paid $938,000 in 2002 and $945,000 in 2001 and 2000 on this lease.

        The company received interest income from affiliated companies of $.7 million in 2002, and $.6 million in 2001 and 2000. QMR incurred debt expense to affiliated companies of $2.8 million in 2002, $3.1 million in 2001 and $2.5 million in 2000.

Note 10—Wexpro Agreement

        Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the agreement are as follows:

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

        Wexpro's investment base, net of deferred income taxes, and the yearly average rate of return for 2002 and the previous two years is shown in the table below:

	2002	2001	2000
Wexpro investment base, net
of deferred income taxes (in millions)	$164.5	$161.3	$124.8
Annual average rate of return (after tax)	20.5%	19.7%	19.5%

Note 11—Business Segment Information

        QMR is a sub-holding company that has three primary business segments: exploration and production, the management and development of cost of service properties, and gathering, processing and marketing. QMR's reportable segments are strategic business units with similar operations and management objectives. The reportable segments are managed separately because each segment requires different operational assets, technology and management strategies. All goodwill is attributable to the exploration and production segment.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues from Unaffiliated Customers
Exploration and production	$270,843	$280,576	$245,728
Cost of service	8,699	12,465	15,179
Gathering, processing and marketing	242,934	352,826	388,293

	522,476	645,867	649,200

Revenues from Affiliated Companies
Exploration and production	1,172	807	18
Cost of service	94,827	88,936	73,721
Gathering, processing and marketing	10,648	10,787	19,114

	106,647	100,530	92,853

Depreciation, Depletion and Amortization Expense
Exploration and production	88,888	70,601	65,169
Cost of service	20,475	15,051	13,922
Gathering, processing and marketing	8,083	7,026	5,934

	117,446	92,678	85,025

Operating Income
Exploration and production	64,404	101,531	77,919
Cost of service	52,124	45,030	38,502
Gathering, processing and marketing	13,916	12,780	11,739

	130,444	159,341	128,160

Interest and Other Income
Exploration and production	47,221	14,265	387
Cost of service	555	847	472
Gathering, processing and marketing	3,118	2,147	7,912

	50,894	17,259	8,750

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Debt Expense
Exploration and production	26,167	18,202	17,976
Cost of service	4,570	1,789	721
Gathering, processing and marketing	3,968	2,881	4,225

	34,705	22,872	22,922

Income Taxes
Exploration and production	29,316	33,355	18,483
Cost of service	17,318	15,847	13,873
Gathering, processing and marketing	6,531	5,016	6,262

	53,165	54,218	38,618

Net income
Exploration and production	56,182	64,452	42,137
Cost of service	30,791	28,241	24,380
Gathering, processing and marketing	10,956	8,441	11,291

	97,929	101,134	77,808

Fixed Assets—Net
Exploration and production	840,682	900,844	502,766
Cost of service	204,157	198,373	155,374
Gathering, processing and marketing	155,817	148,617	79,096

	1,200,656	1,247,834	737,236

Capital Expenditures
Exploration and production	131,200	549,096	140,487
Cost of service	26,661	58,453	32,048
Gathering, processing and marketing	31,499	30,958	14,824

	189,360	638,507	187,359

GEOGRAPHIC INFORMATION
Revenues
United States	607,429	707,902	703,981
Canada	21,694	38,495	38,072

	629,123	746,397	742,053

Fixed Assets—Net
United States	1,200,656	1,171,697	648,089
Canada	76,137	89,147

	$1,200,656	$1,247,834	$737,236

Note 12—Supplemental Gas and Oil Information (Unaudited)

        The company uses the successful efforts accounting method for its gas and oil exploration and development activities and for certain cost-of-service gas and oil properties managed and developed by Wexpro.

        Gas and Oil Exploration and Development Activities:    The following information is provided with respect to Questar's gas and oil exploration and development activities, which are located in the United States since the sale of Canadian properties in the fourth quarter of 2002.

Capitalized Costs

        The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization follow as of December 31:

		2001
	2002 United States
		United States	Canada	Total
	(in thousands)	(in thousands)
Proved properties	$1,103,686	$1,051,875	$123,557	$1,175,432
Unproved properties	131,817	165,066	11,075	176,141
Support equipment and facilities	29,571	11,017	397	11,414

	1,265,074	1,227,958	135,029	1,362,987
Accumulated depreciation, depletion and amortization	424,392	403,251	58,892	462,143

	$840,682	$824,707	$76,137	$900,844

	2000
	United States	Canada	Total
		(in thousands)
Proved properties	$732,078	$113,407	$845,485
Unproved properties	30,940	24,668	55,608
Support equipment and facilities	12,002	1,177	13,179

	775,020	139,252	914,272
Accumulated depreciation, depletion and amortization	361,401	50,105	411,506

	$413,619	$89,147	$502,766

Costs Incurred

        The costs incurred in gas and oil exploration and development activities are displayed in the table below. The costs incurred to develop booked proved-undeveloped reserves amounted to $51.1 million, $20.7 million and $7.1 million in 2002, 2001 and 2000, respectively.

Year Ended December 31,	United States	Canada	Total
	(in thousands)
2002
Property acquisition
Unproved	$1,092	$119	$1,211
Proved	45		45
Exploration	10,372	627	10,999
Development	121,763	3,268	125,031

	$133,272	$4,014	$137,286

2001
Property acquisition
Unproved	$1,309	$318	$1,627
Proved	303,757		303,757
Exploration	14,063	1,755	15,818
Development	130,638	5,256	135,894

	$449,767	$7,329	$457,096

2000
Property acquisition
Unproved	$3,054	$14,703	$17,757
Proved	1,202	31,058	32,260
Exploration	6,433	3,664	10,097
Development	64,582	29,478	94,060

	$75,271	$78,903	$154,174

Results of Operations

        Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses.

	United States	Canada	Total
	(in thousands)
Year Ended December 31, 2002
Revenues
From unaffiliated customers	$249,239	$21,694	$270,933
From affiliates	1,172		1,172

Total revenues	250,411	21,694	272,105

Production expenses	62,625	6,924	69,549
Exploration	5,459	627	6,086
Depreciation, depletion and amortization	81,473	7,415	88,888
Abandonment and impairment of gas, oil and related properties	11,030	153	11,183

Total expenses	160,587	15,119	175,706

Revenues less expenses	89,824	6,575	96,399
Income taxes—Note A	27,247	4,228	31,475

Results of operations before corporate overhead and interest expenses	$62,577	$2,347	$64,924

	United States	Canada	Total
	(in thousands)
Year Ended December 31, 2001
Revenues
From unaffiliated customers	$242,081	$38,495	$280,576
From affiliates	807		807

Total revenues	242,888	38,495	281,383

Production expenses	62,646	8,106	70,752
Exploration	5,236	1,785	7,021
Depreciation, depletion and amortization	58,537	12,064	70,601
Abandonment and impairment of gas and oil properties	3,571	1,600	5,171

Total expenses	129,990	23,555	153,545

Revenues less expenses	112,898	14,940	127,838
Income taxes—Note A	37,348	9,323	46,671

Results of operations before corporate overhead and interest expenses	$75,550	$5,617	$81,167

	United States	Canada	Total
	(in thousands)
Year Ended December 31, 2000
Revenues
From unaffiliated customers	$207,656	$38,072	$245,728
From affiliates	18		18

Total revenues	207,674	38,072	245,746

Production expenses	49,056	8,809	57,865
Exploration	5,533	2,442	7,975
Depreciation, depletion and amortization	51,973	13,196	65,169
Abandonment and impairment of gas and oil properties	2,327	1,091	3,418

Total expenses	108,889	25,538	134,427

Revenues less expenses	98,785	12,534	111,319
Income taxes—Note A	31,994	5,841	37,835

Results of operations before corporate overhead and interest expenses	$66,791	$6,693	$73,484

Note A—Income tax expenses have been reduced by nonconventional fuel-tax credits of $4.9 million in 2002, $5 million in 2001 and $4.7 million in 2000. The availability of these credits ended after December 31, 2002.

Estimated Quantities of Proved Gas and Oil Reserves

        The table below shows the estimated proved reserves owned by the company. Estimates of U.S. reserves were made by Ryder Scott Company, H. J. Gruy and Associates, Inc., Netherland, Sewell & Associates, and Malkewicz Hueni Associates, Inc., independent reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung Associates Ltd. and Sproule Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. Canadian properties were sold in the fourth quarter of 2002. The company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

	United States	Natural Gas Canada	Total	United States	Oil Canada	Total
		(MMcf)			(Mbbl)
Proved Reserves
Balance at January 1, 2000	493,777	20,676	514,453	11,063	2,795	13,858
Revisions of estimates	25,662	(7,890)	17,772	221	(64)	157
Extensions and discoveries	123,155	2,511	125,666	1,532	208	1,740
Purchase of reserves in place	846	52,000	52,846	1	1,520	1,521
Sale of reserves in place	(1,885)		(1,885)	(17)		(17)
Production	(61,722)	(7,241)	(68,963)	(1,484)	(741)	(2,225)

Balance at December 31, 2000	579,833	60,056	639,889	11,316	3,718	15,034
Revisions of estimates	(36,528)	1,341	(35,187)	(1,950)	(21)	(1,971)
Extensions and discoveries	175,423	7,144	182,567	1,515	340	1,855
Purchase of reserves in place	300,353		300,353	19,185		19,185
Sale of reserves in place	(19,072)		(19,072)	(531)		(531)
Production	(63,862)	(6,712)	(70,574)	(1,797)	(703)	(2,500)

Balance at December 31, 2001	936,147	61,829	997,976	27,738	3,334	31,072
Revisions of estimates	(108,570)	701	(107,869)	(800)	122	(678)
Extensions and discoveries	240,872	1,712	242,584	2,812	26	2,838
Purchase of reserves in place	42		42
Sale of reserves in place	(43,220)	(59,433)	(102,653)	(270)	(3,028)	(3,298)
Production	(74,865)	(4,809)	(79,674)	(2,310)	(454)	(2,764)

Balance at December 31, 2002	950,406	—	950,406	27,170	—	27,170

Proved-Developed Reserves
Balance at January 1, 2000	412,008	17,076	429,084	9,897	2,565	12,462
Balance at December 31, 2000	434,122	55,623	489,745	9,696	3,077	12,773
Balance at December 31, 2001	534,761	53,036	587,797	19,417	2,566	21,983
Balance at December 31, 2002	540,333	—	540,333	19,942	—	19,942

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves

        Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. The average year-end price per Mcf of proved natural gas reserves was $3.34 in 2002, $2.19 in 2001, and $8.74 in 2000. The average year-end price per barrel of proved oil and NGL reserves combined was $28.46 in 2002, $18.38 in 2001, and $25.04 in 2000. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. The statutes allowing income tax credits for nonconventional fuels expired for production after December 31, 2002. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop booked proved-undeveloped reserves amounted to $44.9 million, $65.3 million and $46.7 million in 2003, 2004 and 2005, respectively.

        The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise.

        Management considers a number of factors when making investment and operating decisions. They include estimates of probable and proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

	Year Ended December 31,
	2002	2001
	United States	United States	Canada	Total
	(in thousands)	(in thousands)
Future cash inflows	$3,951,706	$2,541,716	$192,762	$2,734,478
Future production costs	(1,049,205)	(798,431)	(58,643)	(857,074)
Future development costs	(326,169)	(266,097)	(3,421)	(269,518)
Future income tax expenses	(768,402)	(392,152)	(38,767)	(430,919)

Future net cash flows	1,807,930	1,085,036	91,931	1,176,967
10% annual discount to reflect timing of net cash flows	(908,304)	(536,876)	(35,789)	(572,665)

Standardized measure of discounted future net cash flows	$899,626	$548,160	$56,142	$604,302

2000
Future cash inflows		$5,412,945	$568,771	$5,981,716
Future production costs		(955,827)	(73,583)	(1,029,410)
Future development costs		(107,355)	(2,900)	(110,255)
Future income tax expenses		(1,489,267)	(182,537)	(1,671,804)

Future net cash flows		2,860,496	309,751	3,170,247
10% annual discount to reflect timing of net cash flows		(1,316,114)	(136,445)	(1,452,559)

Standardized measure of discounted future net cash flows		$1,544,382	$173,306	$1,717,688

        The principal sources of change in the standardized measure of discounted future net cash flows were:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Beginning balance	$604,302	$1,717,688	$446,796
Sales of oil and gas produced, net of production costs	(202,556)	(210,631)	(187,881)
Net changes in prices and production costs	535,840	(1,978,853)	1,638,170
Extensions and discoveries, less related costs	298,032	133,866	492,398
Revisions of quantity estimates	(128,917)	(31,451)	70,155
Purchase of reserves in place	45	303,757	32,260
Sale of reserves in place	(126,485)	(41,225)	(1,867)
Change in future development	(12,128)	(70,979)	(17,770)
Accretion of discount	60,430	171,769	44,680
Net change in income taxes	(138,387)	775,013	(776,276)
Change in production rate	(11,229)	(125,725)	(50,077)
Other	20,629	(38,927)	27,100

Net change	295,324	(1,113,386)	1,270,892

Ending balance	$899,626	$604,302	$1,717,688

Cost-of-Service Activities

        The following information is provided with respect to cost-of-service gas and oil properties managed and developed by Wexpro and regulated by the Wexpro Agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro Agreement.

Capitalized Costs

        Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization were as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Wexpro	$204,157	$198,373	$155,374
Questar Gas	18,915	20,991	22,620

	$223,072	$219,364	$177,994

Costs Incurred

        Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $26.7 million in 2002, $58.5 million in 2001 and $32.1 million in 2000.

Results of Operations

        Following are the results of operations of the company's cost-of-service gas-and-oil-development activities, before corporate overhead and interest expenses.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues
From unaffiliated companies	$8,699	$12,465	$15,179
From affiliates—Note A	94,827	88,936	73,721

Total revenues	103,526	101,401	88,900
Production expenses	23,032	33,016	27,861

Depreciation and amortization	20,475	15,051	13,922

Total expenses	43,507	48,067	41,783

Revenues less expenses	60,019	53,334	47,117
Income taxes	21,572	19,181	16,923

Results of operations before corporate overhead and interest expenses	$38,447	$34,153	$30,194

Note A—Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement.

Estimated Quantities of Proved Gas and Oil Reserves

        The following estimates were made by the company's reservoir engineers.

	Natural Gas	Oil
	(MMcf)	(Mbbl)
Proved Reserves
Balance at January 1, 2000	353,683	3,289
Revisions of estimates	16,523	504
Extensions and discoveries	50,351	234
Production	(41,546)	(579)

Balance at December 31, 2000	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)

Balance at December 31, 2001	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)

Balance at December 31, 2002	419,900	3,739

Proved-Developed Reserves
Balance at January 1, 2000	345,654	3,228
Balance at December 31, 2000	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
Schedule of Valuation and Qualifying Accounts
December 31, 2002
(in thousands)

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off	Column E Ending Balance
Year Ended December 31, 2002
Allowance for bad debts	$2,849	$1,207	$297	$3,759
Year Ended December 31, 2001
Allowance for bad debts	1,775	1,229	155	2,849
Year Ended December 31, 2000
Allowance for bad debts	1,350	431	6	1775

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        QMR has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

PART III

        The Company, as the wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10-13).

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

        (3)  Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.		Description
3.1.	*	Articles of Incorporation dated April 27, 1988 for Utah Entrada Industries, Inc. (Exhibit No. 3.1. to the Company's Form 10 dated April 12, 2000.)
3.2.	*
Articles of Merger, dated May 20, 1988, of Entrada Industries, Inc., a Delaware corporation and Utah Entrada Industries, Inc, a Utah corporation. (Exhibit No. 3.2. to the Company's Form 10 dated April 12, 2000.)
3.3.	*	Articles of Amendment dated August 31, 1998, changing the name of Entrada Industries, Inc. to Questar Market Resources, Inc. (Exhibit No. 3.3. to the Company's Form 10 dated April 12, 2000.)
3.4.	*	Bylaws (as amended effective October 24, 2002.) (Exhibit No. 3.1. to the Company's Form 10-Q for the Quarter ending September 30, 2002.)
4.1.	*
Indenture dated as of March 1, 2001, between the Questar Market Resources, Inc. and Bank One, NA, as Trustee for the Company's Notes. (Exhibit No. 4.01. to the Company's Current Report on Form 8-K dated March 6, 2001.)
4.2.	*	Form of 7 1/2% Notes due 2011. (Exhibit No. 4.02. to the Company's Current Report on Form 8-K dated March 6, 2001.)
4.4.
U.S. Credit Agreement, dated April 19, 1999, by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S. agent, and certain financial institutions, as lenders, with the First Amendment dated May 17, 1999, the Second Amendment dated July 30, 1999, the Third Amendment dated November 30, 1999, the Fourth Amendment dated April 17, 2000, the Fifth Amendment dated October 6, 2000, and the Sixth Amendment dated February 9, 2001. (Exhibit No. 4.1. to the Company's Form 10 dated April 12, 2000, for the U. S. Credit Agreement, and the First, Second and Third Amendments; Exhibit No. 4.1. to the Company's Form 10/A dated November 9, 2000, for the Fourth and Fifth Amendments. Exhibit No. 4.3. to the Company's Form 10-K Annual Report for 2000 for the Sixth Amendment; Exhibit No. 4.4. to the Company's Form 10-K Annual Report for 2001 for the Seventh Amendment.) The Eighth and Ninth Amendments dated April 15, 2002 and February 27, 2003 are filed as Exhibit 4.4. to this report.

10.1.	*
Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Questar Gas Company's Form 10-K Annual Report for 1981.)
10.2.	*	Stock Purchase Agreement among the Company, Shenandoah Energy and Shenandoah Energy's stockholders. (Exhibit No. 10.2. to the Company's Current Report on Form 8-K dated July 31, 2001.)
Ratio of earnings to fixed charges.
Subsidiary Information. Power of Attorney.
99		Certification of C. B. Stanley and S. E. Parks.

*
Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

        (b)  The Company did not file a Current Report on Form 8-K during the fourth quarter of 2002.

GLOSSARY OF COMMONLY USED GAS AND OIL TERMS

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

        "MBbl" means thousand barrels.

        "Mcf" means thousand cubic feet.

        "Mcfe" means thousand cubic feet of natural gas equivalents.

        "MDth" means thousand decatherms.

        "MMbbl" means million barrels.

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

        For a more complete definition of proved reserves, please refer to SEC Regulation S-X paragraph 210.4-10(a)(2i)(2ii)(2iii)(3) and (4) available on the SEC web site.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

QUESTAR MARKET RESOURCES, INC. (Registrant)
By:	/s/ C. B. STANLEY C. B. Stanley President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. B. STANLEY C. B. Stanley	President & Chief Executive Officer Director (Principal Executive Officer)
/s/ S. E. PARKS S. E. Parks	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ B. KURTIS WATTS B. Kurtis Watts Manager, Accounting (Principal Accounting Officer)
*R. D. Cash *Patrick J. Early *L. Richard Flury *James A. Harmon *Gary G. Michael *G. L. Nordloh *Keith O. Rattie *C. B. Stanley	Chairman of the Board; Director Director Director Director Director Director Director Director

March 27, 2003 Date	*By	/s/ C. B. STANLEY C. B. Stanley, Attorney in Fact

CERTIFICATION

I, C. B. Stanley, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Market Resources, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 Date	By:	/s/ C. B. STANLEY C. B. Stanley President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.
I have reviewed this annual report on Form 10-K of Questar Market Resources, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003 DateDate	By:	/s/ S. E. PARKS S. E. Parks Vice President, Treasurer, and Chief Financial Officer