Form 10-Q
period 2003-03-31
QUESTAR MARKET RESOURCES INC
filed 2003-05-15
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in its charter)

State of Utah	87-0287750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah	84145-0601
(Address of principal executive offices)	(Zip code)

(801) 324-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

REVENUES	$239,642	$153,129

OPERATING EXPENSES
Cost of natural gas and other products sold	102,142	49,064
Operating and maintenance	33,152	35,384
Depreciation, depletion and amortization	30,005	29,284
Exploration	1,170	2,748
Abandonment and impairment of gas and oil properties	483	306
Production and other taxes	12,433	7,399
Wexpro agreement - oil income sharing	700	281

TOTAL OPERATING EXPENSES	180,085	124,466

OPERATING INCOME	59,557	28,663

Interest and other income	1,017	5,754
Income from unconsolidated affiliates	1,036	435
Minority interest	45	97
Debt expense	(7,512)	(8,419)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	54,143	26,530

Income taxes	20,094	8,928

INCOME BEFORE CUMULATIVE EFFECT	34,049	17,602

Cumulative effect of accounting change for asset retirement obligations, net of income taxes of $3,049	(5,113)

NET INCOME	$28,936	$17,602

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$20,006	$10,404
Notes receivable from Questar Corp.	49,700	95,600
Accounts receivable, net	141,100	106,487
Hedging collateral margin calls	9,300
Fair value of hedging contracts	3,058	3,617
Inventories, at lower of average cost or market -
Gas and oil storage	6,669	6,924
Materials and supplies	4,269	4,217
Prepaid expenses and other	4,173	7,965
Total current assets	238,275	235,214
Property, plant and equipment	1,960,677	1,917,645
Less accumulated depreciation, depletion and amortization	738,706	716,989
Net property, plant and equipment	1,221,971	1,200,656
Investment in unconsolidated affiliates	22,022	23,617
Goodwill	61,423	61,423
Other assets	10,434	2,787
	$1,554,125	$1,523,697

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Notes payable to Questar Corp.	$25,100	$9,900
Accounts payable and accrued expenses	163,449	140,826
Fair value of hedging contracts	47,605	24,278
Total current liabilities	236,154	175,004
Long-term debt	460,000	550,000
Deferred income taxes	196,686	204,185
Asset retirement obligation	51,769
Other long-term liabilities	24,105	19,013
Minority interest	7,980	8,156
Common shareholder’s equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	488,494	463,883
Other comprehensive loss	(31,399)	(16,880)
Total common shareholder’s equity	577,431	567,339
	$1,554,125	$1,523,697

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2003	2002
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,936	$17,602
Depreciation, depletion and amortization	30,785	30,578
Deferred income taxes	4,218	2,332
Abandonment and impairment of gas and oil properties	483	306
Income from unconsolidated affiliates, net of cash distributions	1,595	1,660
Net gain from selling assets	(40)	(4,494)
Cumulative effect of accounting change	5,113
Minority interest	(45)	(97)
Changes in operating assets and liabilities	(12,458)	2,342
NET CASH PROVIDED FROM OPERATING ACTIVITIES	58,587	50,229

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,764)	(38,887)
Proceeds from disposition of assets	6,135	5,608
NET CASH USED IN INVESTING ACTIVITIES	(15,629)	(33,279)

FINANCING ACTIVITIES
Change in notes receivable from Questar Corp.	45,900	(4,100)
Change in notes payable to Questar Corp.	15,200	(85,700)
Checks outstanding in excess of cash balance		1,773
Increase in cash balance in escrow account		(5,084)
Long-term debt issued		200,000
Long-term debt repaid	(90,000)	(121,881)
Other	(131)	101
Payment of dividends	(4,325)	(4,325)
NET CASH USED IN FINANCING ACTIVITIES	(33,356)	(19,216)
Foreign currency translation adjustment		(4)
Change in cash and cash equivalents	9,602	(2,270)
Beginning cash and cash equivalents	10,404	2,270
Ending cash and cash equivalents	$20,006	$—

See notes to the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - New Accounting Standard

On January 1, 2003, Questar Market Resources (QMR) adopted Statement of Financial Accounting Standards 143 (SFAS 143) “Accounting for Asset Retirement Obligations” and recorded a $5.1 million after tax charge for the cumulative effect of this accounting change.  SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset retirement obligation (liability) is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate.  Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired.

The adoption of SFAS 143 caused QMR to change the accounting method for plugging and abandonment costs associated with wells and certain other properties.  SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002. A receivable from Questar Gas amounting to $6.6 million, reflecting a retroactive charge, was recorded for the abandonment costs associated with gas wells operated by Wexpro on behalf of Questar Gas.  Questar Gas recorded the charges in a regulatory asset.  The receivable will be paid as the gas wells are plugged and abandoned.

The accretion expense in the first three months of 2003 amounted to $862,000, of which $530,000 was expensed and $332,000 increased the receivable from Questar Gas. The pro forma accretion expense for the first quarter of 2002 was $342,000.

Changes in asset retirement obligation	In Thousands

Balance at January 1, 2003	$50,667
Accretion	862
Addition	240
Balance at March 31, 2003	$51,769

Note 3 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in partnerships accounted for using the equity basis.  These entities are engaged primarily in gathering and/or processing of natural gas.  The entities do not have debt obligations with third-party lenders. QMR uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and QMR’s ownership percentage as of March 31, 2003 were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%).

Summarized operating results of the unconsolidated partnerships listed below:

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

Revenues	$3,667	$4,816
Operating income	2,082	1,154
Income before income taxes	2,096	1,173

Note 4 - Operations By Line of Business

	3 Months Ended March 31,
	2003	2002
	(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$86,738	$63,965
Cost of service	5,002	2,582
Gathering, processing and marketing	121,453	58,611
	$213,193	$125,158

REVENUES FROM AFFILIATED COMPANIES
Exploration and production	$—	$755
Cost of service	23,745	23,929
Gathering, processing and marketing	2,704	3,287
	$26,449	$27,971

OPERATING INCOME
Exploration and production	$37,694	$12,690
Cost of service	13,396	12,884
Gathering, processing and marketing	8,467	3,089
	$59,557	$28,663

NET INCOME
Exploration and production	$20,545	$8,266
Cost of service	8,186	7,623
Gathering, processing and marketing	5,318	1,713
Income before cumulative effect of accounting change	34,049	17,602

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

Cumulative effect	(5,113)
NET INCOME	$28,936	$17,602

GEOGRAPHIC INFORMATION REVENUES
United States	$239,642	$146,858
Canada		6,271
	$239,642	$153,129

NET FIXED ASSETS - at March 31,
United States	$1,221,971	$1,181,038
Canada		74,629
	$1,221,971	$1,255,667

Note 5 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder’s Equity.  Other comprehensive income transactions include those that result from changes in the market value of gas and oil-hedging derivatives and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value.  Income or loss is realized when the gas or oil underlying the hedging contracts is sold.

	3 Months Ended March
	2003	2002
	(In Thousands)

Net income	$28,936	$17,602
Other comprehensive income (loss)
Unrealized loss on hedging transactions	(23,188)	(49,773)
Foreign currency translation adjustments		(103)
Other comprehensive loss before income taxes	(23,188)	(49,876)
Income taxes on other comprehensive loss	(8,669)	(18,757)
Net other comprehensive loss	(14,519)	(31,119)
Total comprehensive income (loss)	$14,417	($13,517)

Note 6 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

March 31, 2003

(Unaudited)

Operating Results

Questar Market Resources and subsidiaries (QMR) acquire and develop gas and oil properties, develop cost-of-service reserves for affiliate utility Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir.  Primary objectives of gas- and oil-marketing operations are to support QMR’s earnings targets and to protect QMR’s earnings from adverse commodity-price changes.  QMR does not enter into gas- and oil-hedging contracts for speculative purposes.  Following is a summary of QMR’s financial results and operating information:

	3 Months Ended March 31
	2003	2002
FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$213,193	$125,158
From affiliates	26,449	27,971
Total revenues	$239,642	$153,129
Operating income	$59,557	$28,663
Income before cumulative effect	$34,049	$17,602
Cumulative effect of accounting change	(5,113)
Net income	$28,936	$17,602

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in MMcf)	20,104	20,007
Oil and natural gas liquids (in Mbbl)	572	747
Total production (MMcfe)	23,536	24,489
Average daily production (MMcfe)	262	272

Average realized selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per Mcf)	$3.52	$2.44
Oil and natural gas liquids (per barrel)	$24.71	$18.85

Average selling price (without hedges)
Natural gas (per Mcf)	$4.21	$1.89
Oil and natural gas liquids (per bbl)	$31.14	$18.70
Wexpro investment base at March 31, net of deferred income taxes (in millions)	$159.3	$163.0

	3 Months Ended March 31
	2003	2002
Natural gas and oil marketing volumes (in Mdthe)	21,311	22,465

Natural gas gathering volumes (in MDth)
For unaffiliated customers	28,325	28,625
For Questar Gas	11,583	12,223
For other affiliated customers	12,092	7,387
Total gathering	52,000	48,235
Gathering revenue (per Dth)	$0.19	$0.13

Exploration and Production

Higher selling prices for gas, oil and natural gas liquids were responsible for a 56% increase in revenues when comparing the first quarter of 2003 with the first quarter of 2002. Gas production was flat in the quarter to quarter comparison, while production of oil and natural gas liquids declined by 23%.  A 20% increase in gas production in the Rockies overcame the effect of the 2002 sales of a Canadian subsidiary and other properties.

Realized gas prices, net to the well, increased 44% to $3.52 per Mcf in the 2003 period compared with $2.44 per Mcf a year earlier.  Gas prices received for the Company’s Rockies production averaged $3.02 per Mcf in the first quarter of 2003 quarter, representing a 42% increase over the prior year. Roughly two-thirds of the Company’s gas and oil production came from the Rockies in the first quarter of 2003.  Rockies basis differential to Henry Hub averaged about $2.80 per MMBtu in the first quarter of 2003. The basis differential may narrow with the 900 MMcf per day expansion of the Kern River Pipeline that began service on May 1, 2003.  The expansion represents an approximate 20% increase in export capacity out of the western Rockies. Prices received for the Company’s Midcontinent gas production increased 47% to $4.52 per Mcf in the same quarter to quarter comparison.

Prices received for oil and natural gas liquids increased 31% in the first quarter of 2003 to $24.71 per bbl, net to the well.  Oil and gas production decreased 23% during the same quarter to quarter comparison as a result of the 2002 property sales.

Approximately 60% of first quarter 2003 nonregulated gas production was hedged or presold at an average price of $3.19 per Mcf, net to the well. This resulted in a $13.8 million reduction in gas revenues when compared with the prices received from the physical sales transaction. Approximately 53% of nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well resulting in a $3.7 million reduction in oil revenues.

Lifting costs per Mcfe increased by 6% in the quarterly comparison primarily due to a higher production tax resulting from higher selling prices.  Lease-operating expenses declined 21% in the quarterly comparison.  It should be noted that lease-operating expenses are sensitive to the timing of maintenance or well-workover projects.  General and administrative costs were lower in the 2003 quarter as a result of a reduction in legal costs. A first quarter to first quarter comparison of operating and depreciation expenses on an Mcfe basis is shown in the table below.

	3 Months Ended March 31,
	2003	2002
	Per Mcfe

Lease-operating expense	$0.44	$0.56
Production taxes	0.32	0.16
Lifting cost	$0.76	$0.72

Depreciation, depletion and amortization	$0.92	$0.89
General and administrative expense	$0.26	$0.32

Wexpro Earnings

Wexpro’s net income of $7.6 million in the first quarter of 2003 was unchanged from the same quarter of 2002. The 2003 results included a $600,000 after-tax charge for the cumulative effect of an accounting change.  Wexpro earns a specified return of 19% to 20% on its net investment in commercial wells drilled on behalf of Questar Gas. The net investment base was lower at March 31, 2003, when compared with the balance at March 31, 2002.  Depreciation expense exceeded capital spending in the first quarter of 2003.  Wexpro operations are subject to winter access restrictions in the Rockies.  Higher oil selling prices partially offset the effect of the decline in investment base.

Gas Gathering and Gas and Oil Marketing

Net income from gathering activities improved to $3.6 million in the first quarter of 2003 from $1.4 million in the 2002 quarter.  Gathering volumes increased 8% and the average revenue per decatherm gathered increased 46%.  Increased gas and oil prices and price volatility resulted in higher marketing revenues and margins in the first quarter of 2003 compared with the same period in 2002.  The margin, which represents revenues less the costs to purchase gas and oil and transport gas, increased from $3.1 million in the first quarter of 2002 to $6.2 million in the first quarter of 2003.

Interest and other income, debt expense and income taxes

QMR’s share of earnings from its 50% owned Rendezvous LLC accounts for the majority of the income from unconsolidated affiliates.  Gathering volumes for the partnership increased 110% and the average rate per decatherm increased 56% in the quarter to quarter comparison.  Debt expense declined 11% in the first quarter of 2003 comparison because of debt repayments, primarily during the fourth quarter of 2002. QMR applied proceeds of more than $145 million from 2002 asset sales to reduce debt.  QMR sold non-essential producing properties resulting in pretax gains of $4.5 million in the first quarter of 2002.  The effective income tax rate for the first quarter was 37.1 % in 2003 and 33.7% in 2002. An income tax credit for non-conventional fuel credits expired for gas produced after December 31, 2002. The Company recognized $1.1 million of non-conventional fuel tax credits in the first quarter of 2002 period.

Cumulative effect of change in accounting method

On January 1, 2003, the Company adopted a new accounting rule,  SFAS 143,  “Accounting for Asset Retirement Obligations and recorded a cumulative effect that reduced net income by $5.1 million.  Abandonment costs for plugging gas and oil wells accounted for a majority of the charge. Another $6.6 million, before income taxes, was recorded by Wexpro in a receivable from Questar Gas for gas wells operated on behalf of Questar Gas. The receivable will be paid to Wexpro as the wells are plugged and abandoned. Accretion expense associated with SFAS 143 amounted to $530,000 in the first quarter of 2003. Another $332,000 of accretion expense was charged by Wexpro to the receivable from Questar Gas.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2003 was $8.4 million more than the net cash flow generated in the first quarter of 2002 because of higher net income partially offset by hedging contract collateral margin calls. Hedging contract collateral margin calls, which represent cash deposited with counterparties, totaled $9.3 million at March 31, 2003.

Investing Activities

Capital expenditures amounted to $21.8 million in the first quarter of 2003, down $17.1 million from a year ago because of decreased well-drilling activities. Capital expenditures for calendar year 2003 are forecast to reach $224.8 million.  QMR plans to increase investment in its Pinedale Anticline development project.  QMR intends to drill approximately 25 wells at Pinedale in 2003, compared to an average of about 15 wells per year in the 2000-2002 period.  In the first quarter of 2003, QMR sold drilling rigs and received proceeds of approximately $6 million, which equaled book value.

Financing Activities

Net cash flow from operating activities was more than sufficient to fund first quarter 2003 capital expenditures.  The excess cash flow plus a partial reduction in the notes receivable from Questar were used to repay $90 million of long-term variable-rate debt. Notes payable to Questar increased $15.2 million in the first quarter of 2003 as a result of timing differences between collection of cash and the repayment of debt.  Cash is centrally managed by Questar.  Questar loans cash to QMR and/or receives excess cash from QMR for reinvestment its other subsidiaries. The borrowing rate charged and the investment rate received are identical.

QMR expects to finance remaining 2003 capital expenditures and reduce debt using cash flow provided from operating activities.

Item 3.  Quantitative and Qualitative disclosures About Market Risk

QMR’s primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

QMR bears a majority of the risk associated with commodity-price changes and uses gas- and oil-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements.  However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Commodity-Price Risk Management

QMR has established policies and procedures for managing commodity-price risks through the use of derivatives.  The primary objectives of natural gas- and oil-price hedging are to support QMR’s earnings targets and to protect earnings from downward movements in commodity prices.  The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by QMR’s Board of Directors.  It is QMR’s current policy to hedge up to 75% of the current year’s proved-developed-production by the first of March in the current year, at or above selling prices that support its budgeted income.  QMR will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive.  QMR does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves.  QMR typically hedges Rockies natural gas production by entering into fixed price swaps with creditworthy counterparties.  Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted.  Hedging contracts are typically settled by delivery of the underlying production into a regional pipeline, thereby reducing basis risk.  The Company does not engage in proprietary trading.

Natural gas prices in the Rocky Mountain region historically average $.40 - .60 per MMBtu below the benchmark Henry Hub price.  However, the basis differential averaged $2.80 per MMBtu in the first quarter of 2003 after a 2002 peak differential of $2.00 per MMBtu.  The volatility of Rockies gas prices results from growth in regional gas production, a relatively small regional gas market and inadequate capacity on pipelines that transport gas out of the region.  The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges.  QMR has hedged a higher percentage of its second and third quarter 2003 natural gas production to protect against a possible widening of the Rockies-Henry Hub basis differential.

Management’s attention has been focused on improving Rockies gas prices by hedging approximately two-thirds of Rockies April through December 2003 proved-developed-production at an average of $3.19 per Mcf, net to the well.  In addition, QMR may curtail production if prices drop below levels necessary for profitability.

A summary of QMR’s gas- and oil-price hedging positions for equity gas and oil production as of April 29, 2003, follows:

Time periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total

	Gas (in Bcf)			Average price per Mcf, net to the well
Second quarter of 2003	9.0	4.3	13.3	$3.16	$4.02	$3.44
Second half of 2003	17.0	6.9	23.9	$3.21	$4.00	$3.44
April - Dec. 2003	26.0	11.2	37.2	$3.19	$4.00	$3.44

First half of 2004	10.6	5.1	15.7	$3.41	$4.30	$3.70
Second half of 2004	10.8	5.2	16.0	$3.41	$4.30	$3.70
12 months of 2004	21.4	10.3	31.7	$3.41	$4.30	$3.70

Time periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total

	Oil (in Mbbl)			Average price per bbl, net to the well
Second quarter of 2003	228	45	273	$21.68	$22.38	$21.80
Second half of 2003	460	92	552	$21.68	$22.38	$21.80
April - Dec. 2003	688	137	825	$21.68	$22.38	$21.80

QMR held gas- and oil-price hedging contracts covering the price exposure for about 107.2 million dth of gas and 800,000  bbl of oil as of March 31, 2003.  A year earlier QMR hedging contracts covered 77.4 million dth of natural gas and 2.6 million bbl of oil.  QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of hedging contracts for the year ended December 31, 2002, is below.  The calculation is comprised of the valuation of financial and physical contracts.

(In Thousands)

Net fair value of gas- and oil-hedging contracts outstanding at Dec. 31, 2002	$(20,661)
Contracts realized or otherwise settled	2,654
Increase in gas and oil prices on futures markets	(28,491)
New contracts since Dec. 31, 2002	1,951
Net fair value of gas- and-hedging contracts outstanding at Mar. 31, 2003	$(44,547)

A vintaging of gas- and oil-hedging contracts as of March 31, 2003, is shown below.  About 88% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(In Thousands)

Contracts maturing by Mar. 31, 2004	$(39,246)
Contracts maturing between Mar. 31, 2004 and Mar. 31, 2005	(5,305)
Contracts maturing between Mar. 31, 2005 and Mar. 31, 2006	39
Contracts maturing between Mar. 31, 2006 and Mar. 31, 2008	(35)
Net fair value of gas- and oil-hedging contracts outstanding at March 31, 2003	$(44,547)

QMR’s mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of March 31,
	2003	2002
	(In Millions)

Mark-to-market valuation - asset (liability)	$(44.5)	$(0.4)
Value if market prices of gas and oil decline by 10%	(12.2)	24.1
Value if market prices of gas and oil increase by 10%	(77.0)	(32.1)

The calculations reflect gas and oil prices posted on the NYMEX, various “into-the-pipe” postings, and fixed prices on the indicated dates.  These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production, (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production) which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management

As of March 31, 2003, QMR had $110 million of variable-rate long-term debt and $350 million of fixed-rate long-term debt.  The book value of variable-rate long-term debt approximates fair value.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although these statements are made in good faith and are reasonable representations of the Company’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

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

Adverse changes in the business or financial condition of the Company; and

Lower credit ratings.

Item 4.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act.

b.  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

4.1.

Tenth Amendment, dated April 14, 2003, to the U.S. Credit Agreement by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S. agent, and certain financial institutions, as lenders.

99.1	Certification of Charles B. Stanley and S. E. Parks

b.   Questar Market Resources, Inc. did not file any Current Reports on Form 8-K during the first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC. (Registrant)

May 14, 2003	/s/Charles B. Stanley
Charles B. Stanley
President and Chief Executive Officer

May 14, 2003	/s/S. E. Parks
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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	By: /s/Charles B. Stanley
Date	Charles B. Stanley
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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	By: /s/S. E. Parks
Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

4.1.

Tenth Amendment, dated April 14, 2003, to the U.S. Credit Agreement by and among Questar Market Resources, Inc., as U.S. borrower, NationsBank, N.A., as U.S. agent, and certain financial institutions, as lenders.

99.1	Certification of Charles B. Stanley and S. E. Parks