Form 10-Q
period 2003-06-30
QUESTAR MARKET RESOURCES INC
filed 2003-08-14
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 31, 2003

Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands)

REVENUES	$ 185,937	$ 152,484	$ 425,579	$ 305,613

OPERATING EXPENSES
Cost of natural gas and other products sold	63,468	45,448	165,610	94,512
Operating and maintenance	31,386	30,181	64,538	65,565
Depreciation, depletion and amortization	28,059	28,354	58,064	57,638
Exploration	1,043	1,133	2,213	3,881
Abandonment and impairment of gas and oil properties	492	749	975	1,055
Production and other taxes	12,525	7,893	24,958	15,292
Wexpro agreement - oil income sharing	752	728	1,452	1,009

TOTAL OPERATING EXPENSES	137,725	114,486	317,810	238,952

OPERATING INCOME	48,212	37,998	107,769	66,661

Interest and other income	1,241	5,472	2,258	11,226
Income from unconsolidated affiliates	1,322	666	2,358	1,101
Minority interest	46	95	91	192
Debt expense	(6,956)	(8,845)	(14,468)	(17,264)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	43,865	35,386	98,008	61,916

Income taxes	16,089	12,569	36,183	21,497

INCOME BEFORE CUMULATIVE EFFECT	27,776	22,817	61,825	40,419

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $3,049			(5,113)

NET INCOME	$ 27,776	$ 22,817	$ 56,712	$ 40,419

See notes accompanying financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 16,615	$ 10,404
Notes receivable from Questar Corp.	77,600	95,600
Accounts receivable, net	112,586	106,487
Hedging collateral margin calls	9,150
Fair value of hedging contracts	4,322	3,617
Inventories, at lower of average cost or market -
Gas and oil storage	13,917	6,924
Materials and supplies	4,437	4,217
Prepaid expenses and other	5,898	7,965

Total current assets	244,525	235,214

Property, plant and equipment	1,983,180	1,917,645
Less accumulated depreciation, depletion and amortization	754,873	716,989

Net property, plant and equipment	1,228,307	1,200,656

Investment in unconsolidated affiliates	23,210	23,617
Goodwill	61,423	61,423
Other assets	12,738	2,787

	$1,570,203	$1,523,697

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 78,500	$ 9,900
Accounts payable and accrued expenses	149,056	140,826
Fair value of hedging contracts	66,498	24,278

Total current liabilities	294,054	175,004

Long-term debt	405,000	550,000
Deferred income taxes	199,472	204,185
Asset retirement obligation	52,349
Other long-term liabilities	20,969	19,013
Minority interest	7,957	8,156

Common shareholder's equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	511,945	463,883
Other comprehensive loss	(41,879)	(16,880)

Total common shareholder's equity	590,402	567,339

	$1,570,203	$1,523,697

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 56,712	$ 40,419
Depreciation, depletion and amortization	60,105	60,232
Deferred income taxes	13,265	9,110
Abandonment and impairment of gas and oil properties	975	1,055
Income from unconsolidated affiliates, net
of cash distributions	407	1,026
Net (gain) loss from asset sales	100	(4,828)
Cumulative effect of accounting change	5,113
Minority interest	(91)	(192)
Changes in operating assets and liabilities	(12,503)	15,212

NET CASH PROVIDED FROM OPERATING ACTIVITIES	124,083	122,034

INVESTING ACTIVITIES
Capital expenditures	(57,146)	(78,316)
Proceeds from disposition of assets	6,433	10,793

NET CASH USED IN INVESTING ACTIVITIES	(50,713)	(67,523)

FINANCING ACTIVITIES
Change in notes receivable from Questar Corp.	18,000	(18,300)
Change in notes payable to Questar Corp.	68,600	(99,200)
Increase in cash balance in escrow account		(5,213)
Long-term debt issued		200,000
Long-term debt repaid	(145,000)	(124,454)
Other	(109)	308
Payment of dividends	(8,650)	(8,650)

NET CASH USED IN FINANCING ACTIVITIES	(67,159)	(55,509)

Foreign currency translation adjustment		83

Change in cash and cash equivalents	6,211	(915)
Beginning cash and cash equivalents	10,404	2,270

Ending cash and cash equivalents	$ 16,615	$ 1,355

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six- month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Questar Market Resources, Inc. (QMR or the Company).

Note 2 - New Accounting Standard

Cumulative Effect for Accounting Change - "Accounting for Asset Retirement Obligations"

On January 1, 2003, QMR adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations" and recorded a $5.1 million after tax charge for the cumulative effect of this accounting change. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. The adoption of SFAS 143 caused QMR to change the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002.

The accretion expense in the first six months of 2003 amounted to $1.0 million. An additional $700,000 of accretion costs were recorded in a receivable from Questar Gas for properties operated by QMR. If the new method of accounting for plugging and abandonment costs had been in effect in the first half of 2002, the pro forma effect accretion expense would have been $900,000.

Changes in asset retirement obligation	In Thousands

Balance at January 1, 2003	$50,667
Accretion	1,654
Additions	606
Retirements	(578)

Balance at June 30, 2003	$52,349

Note 3 - Investment in Unconsolidated Affiliates

QMR, indirectly through subsidiaries, has interests in partnerships accounted for on the equity basis. These entities are engaged primarily in gathering and/or processing of natural gas. The entities do not have debt obligations with third-party lenders. QMR uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and QMR's ownership percentage as of June 30, 2003 were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%). QMR's 50% interest in Blacks Fork Processing is included in the amounts for 2002 period presented. QMR acquired the other 50% interest in Blacks Fork Processing in the fourth quarter of 2002 and has consolidated operating results since the acquisition.

Summarized operating results of the investments are listed below.

	6 Months Ended
	June 30,
	2003	2002

	(In Thousands)

Revenues	$ 7,908	$ 10,550
Operating income	4,787	2,763
Income before income taxes	4,806	2,800

Note 4 - Operations By Line of Business

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$ 79,856	$ 69,118	$ 66,594	$133,083
Cost of service	1,656	955	6,658	3,537
Gathering, processing and marketing	74,468	53,472	195,921	112,083

	$155,980	$123,545	$369,173	$248,703

REVENUES FROM AFFILIATED COMPANIES
Exploration and production	$ 45	$ 415	$ 45	$ 1,170
Cost of service	26,791	26,172	50,536	50,101
Gathering, processing and marketing	3,121	2,352	5,825	5,639

	$ 29,957	$ 28,939	$ 56,406	$ 56,910

OPERATING INCOME
Exploration and production	$ 32,386	$ 21,904	$ 70,080	$ 34,594
Cost of service	12,930	13,338	26,326	26,222
Gathering, processing and marketing	2,896	2,756	11,363	5,845

	$ 48,212	$ 37,998	$107,769	$ 66,661

NET INCOME
Exploration and production	$ 17,413	$ 13,310	$ 37,958	$ 21,576
Cost of service	8,466	7,858	16,652	15,481
Gathering, processing and marketing	1,897	1,649	7,215	3,362

Income before cumulative effect of
change in accounting	27,776	22,817	61,825	40,419
Cumulative effect			(5,113)

	$ 27,776	$ 22,817	$ 56,712	$ 40,419

GEOGRAPHIC INFORMATION REVENUES
United States	$185,937	$144,575	$425,579	$291,433
Canada		7,909		14,180

	$185,937	$152,484	$425,579	$305,613

FIXED ASSETS - NET, at period end
United States	$ 1,228,307	$ 1,187,101
Canada	77,719

$ 1,228,307	$ 1,264,820

Note 5 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions include changes in the market value of gas and oil hedging derivatives and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the gas or oil underlying the hedging contracts is sold.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands)

Net income	$ 27,776	$ 22,817	$ 56,712	$ 40,419
Other comprehensive income (loss)
Unrealized income (loss) on hedging transactions	(16,740)	3,914	(39,928)	(45,859)
Foreign currency translation adjustments		2,342		2,239

Other comprehensive income (loss) before
income taxes	(16,740)	6,256	(39,928)	(43,620)
Income taxes on other comprehensive
income (loss)	(6,260)	2,721	(14,929)	(16,036)

Net other comprehensive income (loss)	(10,480)	3,535	(24,999)	(27,584)

Total comprehensive income	$ 17,296	$ 26,352	$ 31,713	$ 12,835

Note 6 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
June 30, 2003
(Unaudited)

Operating Results

Questar Market Resources and subsidiaries (QMR) acquire and develop gas and oil properties, develop cost-of-service reserves for affiliate utility Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir. Primary objectives of gas- and oil-marketing operations are to support QMR's earnings targets and to protect QMR's earnings from adverse commodity-price changes. QMR does not enter into gas- and oil-hedging contracts for speculative purposes. Following is a summary of QMR's financial results and operating information:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$155,980	$123,545	$369,173	$248,703
From affiliates	29,957	28,939	56,406	56,910

Total revenues	$185,937	$152,484	$425,579	$305,613

Operating income	$ 48,212	$ 37,998	$107,769	$ 66,661

Income before cumulative effect	$ 27,776	$ 22,817	$ 61,825	$ 40,419
Cumulative effect of accounting change			(5,113)

Net income	$ 27,776	$22,817	$56,712	$ 40,419

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in MMcf)	17,957	19,856	38,061	39,863
Oil and natural gas liquids (in Mbbl)	568	736	1,140	1,483
Total production (Bcfe)	21.4	24.3	44.9	48.8
Average daily production (MMcfe)	235	267	248	269

Average selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per Mcf)	$ 3.66	$ 2.55	$ 3.59	$ 2.49
Oil and natural gas liquids (per bbl)	$ 2.45	$20.60	$23.59	$19.72

Average selling price (without hedges)
Natural gas (per Mcf)	$ 4.34	$ 2.11	$ 4.27	$ 2.00
Oil and natural gas liquids (per bbl)	$26.62	$22.92	$28.89	$20.80

Wexpro investment base at June 30, net of depreciation
and deferred income taxes (in millions)	$ 160.3	$ 161.4

Energy marketing volumes (in MDthe)	16,900	20,111	38,211	42,576

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Natural gas gathering volumes (in MDth)
For unaffiliated customers	28,031	28,220	56,357	56,846
For Questar Gas	9,515	9,782	21,099	22,005
For other affiliated customers	8,936	9,265	21,027	16,652

Total gathering	46,482	47,267	98,483	95,503

Gathering revenue (per Dth)	$ 0.20	$ 0.17	$ 0.20	$ 0.15

Second quarter and first half comparison of 2003 with 2002

Exploration and Production (E&P)

Higher selling prices for natural gas, oil and natural gas liquids in the second quarter and first half of 2003 more than offset the lower production volumes resulting in increased revenues. Realized natural gas prices, net to the well, increased 44% in the second quarter and first half of 2003 when compared with the same periods of 2002. Realized natural gas prices in the second quarter of 2003 exceeded first quarter 2003 prices by 4%. The higher prices reflect sustained demand for natural gas combined with the startup of the expansion of the Kern River pipeline owned by MidAmerican Energy.

Roughly two-thirds of the Company's 2003 nonregulated production came from properties located in the Rocky Mountains. Rockies basis differential, measured against prices at Henry Hub, averaged more than $2.50 per MMBtu in the first quarter of 2003 and dropped to roughly $1.25 per MMBtu in the second quarter. As of August 2003, the differential was $.75 to $.80 per MMBtu, higher than the historical levels of $.40 to .60 per MMBtu. A significant factor in the shrinking basis differential appears to be the 900 MMcf per day expansion of Kern River pipeline, which began service on May 1, 2003. The expansion represents approximately a 20% increase in export capacity out of the western Rockies. Realized prices received for QMR's Rockies gas production were 68% higher in the second quarter of 2003 compared with the 2002 quarter. A year ago, QMR voluntarily shut-in 1.5 Bcfe of production when Rockies spot prices fell below $1 per MMBtu. Realized Midcontinent gas prices were 24% higher in the second quarter of 2003 when compared with the second quarter for 2002.

Prices received for nonregulated oil and natural gas liquids increased 9% in the second quarter and 20% in the first half of 2003 when compared with the corresponding periods of 2002.

Production, measured in natural gas-equivalents, decreased 12% in the quarter-to-quarter comparison and 8% in the first half comparison. The decline resulted from the sale of QMR's Canadian E & P subsidiary, San Juan E & P properties and other non-core, producing properties in the second half of 2002 and federal drilling restrictions in the Pinedale area from November to May.

Approximately 67% of first half 2003 nonregulated gas production was hedged or presold at an average price of $3.32 per Mcf, net to the well. This resulted in a $26.0 million reduction in gas revenues when compared with the prices received from the physical sales transactions. Approximately 53% of first half 2003 nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well, resulting in a $6.0 million reduction in oil revenues. In the first half of 2002, hedging activities added $17.9 million of revenues.

Lifting costs per Mcfe were higher in the 2003 periods presented due to a higher production tax component driven up by higher selling prices. The lease operating expense component of lifting cost was lower in the 2003 periods after the 2002 sale of higher cost Canadian properties. General and administrative costs were higher in the 2003 periods due primarily to increased employee benefits and property insurance costs. A second quarter and first half comparison of operating costs on an Mcfe basis is shown in the table below.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	Per Mcfe

Lease operating expense	$0.52	$0.54	$0.48	$0.55
Production taxes	0.33	0.18	0.32	0.17

Lifting cost	$0.85	$0.72	$0.80	$0.72

Depreciation, depletion and amortization	$0.93	$0.85	$0.93	$0.87
General and administrative expense	0.30	0.20	0.28	0.26
Allocated interest expense	0.24	0.28	0.24	0.27

Wexpro Earnings

Wexpro's net income increased $600,000 in the second quarter of 2003 and first half of 2003 when compared with the corresponding periods of 2002 due to higher selling prices for oil, capitalizing interest and lower debt expense. Wexpro's first quarter 2003 results included a $600,000 after tax charge for the cumulative effect of an accounting change. In the second quarter of 2003, Wexpro recorded approximately $900,000 of capitalized financing costs (AFUDC) on a well spudded in 2000. The net investment base was lower at June 30, 2003 when compared to June 30, 2002. Depreciation expense exceeded capital spending for commercial wells in the first half of 2003. Wexpro earns a specified after-tax return of 19 to 20% on its net investment in commercial wells drilled on behalf of Questar Gas.

Gas Gathering and Gas and Oil Marketing

Net income from gathering operations was higher in the second quarter and first half of 2003 when compared with the 2002 periods due to increased volumes of gas gathered and higher margins. Higher gas and oil prices resulted in an increase in gas and oil marketing revenues and margins in the first half of 2003 compared with the same period in 2002. The margin, which represents revenues less the costs to purchase gas and oil and transport gas, increased from $7.2 million in the first half of 2002 to $8.2 million in the first half of 2003. In addition, the QMR's share of earnings in Rendezvous Gas Services increased by $600,000 after tax in the second quarter of 2003 and by $1 million in the first half of 2003. Rendezvous provides gathering and processing services for the Pinedale and Jonah producing areas.

Interest and other income, debt expense and income taxes

Rendezvous Gas Services' income increased in the 2003 periods presented. A QMR subsidiary is a 50% partner in Rendezvous, which provides gathering and processing services for the Pinedale and Jonah producing areas of western Wyoming. Debt expense declined in the first half of 2003 comparison because of debt repayments in the fourth quarter of 2002 and first half of 2003. QMR applied proceeds of more than $145 million from 2002 asset sales to reduce debt. QMR sold non-essential producing properties resulting in pretax gains of $4.8 million in the first half of 2002. The effective income tax rate for the first half was 36.9% in 2003 and 34.7% in 2002. An income tax credit for non-conventional fuel credits expired for gas produced after December 31, 2002. The Company recognized $2.2 million of non-conventional fuel tax credits in the first half of 2002 period.

Cumulative effect of change in accounting method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $5.1 million. Abandonment costs for plugging gas and oil wells accounted for a majority of the charge. Another $6.6 million, before income taxes, was recorded by Wexpro in a receivable from Questar Gas for gas wells operated on behalf of Questar Gas. The receivable will be paid to Wexpro as the wells are plugged and abandoned. Accretion expense associated with SFAS 143 amounted to $1.0 million in the first half of 2003. Another $700,000 of accretion costs were charged by Wexpro to a receivable from Questar Gas.

Liquidity and Capital Resources
Operating Activities

Net cash provided from operating activities in the first half of 2003 was $2.0 million more than the net cash flow generated in the first half of 2002. Higher net income was offset by the effect of higher gas and oil prices on accounts receivable and hedging collateral margin calls. Hedging collateral margin calls, which represent cash deposited with counterparties, totaled $9.2 million at June 30, 2003.

Investing Activities

Capital expenditures amounted to $57.1 million in the first half of 2003, down $21.2 million from a year ago because of decreased well-drilling activities. Capital expenditures for calendar year 2003 are forecast to reach $242.4 million. QMR plans to increase investment in its Pinedale Anticline development project. QMR intends to drill approximately 25 wells at Pinedale in 2003, compared to an average of about 15 wells per year in the 2000-2002 period.

Financing Activities

Net cash flow from operating activities was more than sufficient to fund first half 2003 capital expenditures. The excess cash flow plus notes borrowed from Questar were used to repay $145 million of long-term variable-rate debt. Cash is centrally managed by Questar. Questar loans cash to QMR and/or receives excess cash from QMR. The borrowing rate charged and the investment rate received are identical.

QMR expects to finance remaining 2003 capital expenditures and reduce debt using cash flow provided from operating activities.

Item 3. Quantitative and Qualitative disclosures About Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. A QMR subsidiary has long-term contracts for pipeline capacity for several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

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

Commodity-Price Risk Management

QMR has established policies and procedures for managing commodity-price risks through the use of derivatives. The primary objectives of natural gas- and oil-price hedging are to support QMR's earnings targets, and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by QMR's Board of Directors. It is QMR's policy to hedge up to 75% of the current year's proved-developed-production by March in the current year, at or above selling prices that support its earnings, targets, cash flow and return on capital. QMR will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive. QMR does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves. Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines locking in basis and hedge effectiveness.

Management's attention has been focused on improving Rockies gas prices by hedging 18.8 Bcf of forecasted Rockies second half 2003 proved-developed-production at an average price of $3.38 per Mcf, net to the well.

A summary of QMR's gas- and oil-price hedging positions for equity gas and oil production as of July 31, 2003, is below. Net to the well means that prices are fixed at a delivery point into a regional pipeline and reduced by gathering costs.

	Rocky	Midcontinent	Total	Rocky	Midcontinent	Total
Time periods	Mountains			Mountains

		Gas (in Bcf)		Average price per Mcf, net to the well

Second half of 2003	18.8	6.9	25.7	$3.38	$4.00	$3.54

First half of 2004	14.0	6.8	20.8	$3.63	$4.56	$3.93
Second half of 2004	14.2	6.8	21.0	$3.63	$4.56	$3.93

12 months of 2004	28.2	13.6	41.8	$3.63	$4.56	$3.93

		Oil (in MBbl)		Average price per Bbl, net to the well

Second half of 2003	460	92	552	$21.68	$22.38	$21.80

QMR held gas- and oil-price hedging contracts covering the price exposure for about 127.3 million dth of gas and 552,000 bbl of oil as of June 30, 2003. The contracts existed for both equity gas and oil and marketing transactions. A year earlier QMR hedging contracts covered 89.6 million dth of natural gas and 2.1 million bbl of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of hedging contracts for the six months ended June 30, 2003, is below. The calculation is comprised of the valuation of financial and physical contracts.
				(In Thousands)

Net fair value of gas- and oil-hedging contracts outstanding at Dec. 31, 2002				($20,661)
Contracts realized or otherwise settled				7,127
Increase in gas and oil prices on futures markets				(39,231)
New contracts since Dec. 31, 2002				(9,411)

Net fair value of gas- and-oil-hedging contracts outstanding at June 30, 2003				($62,176)

A vintaging of gas- and oil-hedging contracts as of June 30, 2003, is shown below. About 82% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

				(In Thousands)

Contracts maturing by June 30, 2004				($50,704)
Contracts maturing between June 30, 2004 and June 30, 2005				(11,177)
Contracts maturing between June 30, 2005 and June 30, 2006				(285)
Contracts maturing between June 30, 2006 and June 30, 2008				(10)

Net fair value of gas- and oil-hedging contracts outstanding at June 30, 2003				($62,176)

QMR's mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

				As of June 30,
				2003	2002

				(In Millions)

Mark-to-market valuation - asset (liability)				($62.2)	$ 3.1
Value if market prices of gas and oil decline by 10%				(24.6)	22.1
Value if market prices of gas and oil increase by 10%				(99.7)	(33.7)

Interest-Rate Risk Management

As of June 30, 2003, QMR had $55 million of variable-rate long-term debt and $350 million of fixed-rate long-term debt. Generally, the embedded cost of fixed-rate debt exceeds rates currently available in the market. The book value of variable-rate long-term debt approximates fair value.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

           a.   On July 28, 2003, the trial court judge in El Paso v. Gas Pipelines (formerly Price v. Gas Pipelines), No. 99C 30 (Dist. Ct. Kan.) permitted the plaintiffs to amend their complaint to propose a revised class of royalty interest owners for natural gas production from the lands located in Kansas, Wyoming and Colorado. This case involves numerous defendants, including at least one subsidiary of Questar Market Resources, Inc. (QMR or the Company), features allegations of a conspiracy to set standards that result in the systematic mismeasurement of gas volumes and resulting underpayments of royalties. The trial judge previously dismissed the plaintiffs' efforts to obtain certification of a nation-wide class. QMR participates in a joint defense group that will continue to oppose class certification. See the Company's Annual Report on Form 10-K for 2002, Item 3., Legal Proceedings, for information concerning this case.

          The plaintiffs have recently filed a second class action in the same Kansas district court, Price v. El Paso, No. 03C 23, alleging that the same group of defendants undermeasured the heating content of gas volumes produced from fee lands located in the states of Kansas, Colorado, and Wyoming. As a result of the undermeasurement, the plaintiffs contend that the defendants have underpaid royalties due them.

          b.   QMR is continuing to review its compliance of air permit requirements for specified facilities located in the Uinta Basin of eastern Utah. The Company may be required to pay a penalty in excess of the $100,000 threshold figure for possible violations, but it has not yet received any notice of violation from the Environmental Protection Agency.

Item 4. Submission of Matters to a Vote of Security Holders.

           The Company held its annual meeting on Tuesday, May 20, 2003. The following individuals were elected to serve one-year terms as directors: R. D. Cash, P. J. Early, L. Richard Flury, James A. Harmon, Robert E. McKee III, Gary G. Michael, Keith O. Rattie, and C. B. Stanley. All of the Company's outstanding shares are owned by Questar Corporation (Questar) and were voted in favor of the candidates.

          Mr. McKee, age 57, was elected to replace Gary L. Nordloh who retired October 31, 2002 as the Company's President and Chief Executive Officer. Mr. McKee retired on March 31, 2003, as Executive Vice President of ConocoPhillips after 37 years of service.

Item 5. Other Information.

          On May 20, 2003, Keith O. Rattie, age 49, was elected to replace R. D. Cash as Chairman of the Board. Mr. Rattie had served as Vice Chairman since May of 2001 and also serves as Chairman, President and Chief Executive Officer of Questar. Mr. Cash had served as Chairman since May of 1985 and, as noted above, will continue to serve as a director.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

3.	Bylaws (as amended effective August 12, 2003).

31.1.	Certification signed by C. B. Stanley, Questar Market Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Market Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b. Questar Market Resources, Inc. did not file any Current Reports on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC. (Registrant)

August 13, 2003	/s/C. B. Stanley

Date	C. B. Stanley
President and Chief Executive Officer

August 13, 2003	/s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer

Exhibit List

Exhibit No.	Exhibit

3.	Bylaws (as amended effective August 12, 2003).

31.1.	Certification signed by C. B. Stanley, Questar Market Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Market Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SHAREHOLDERS' MEETINGS

        SECTION 3.  The annual meeting of stockholders shall be held on the third Tuesday in May at such time and in such location as set by the Chairman of the Board, provided that advance notice of the time and location of such meeting shall be given to stockholders and directors. At the annual meeting, the stockholders shall elect directors by majority vote and transact such other business as may properly be brought before the meeting.

SECTION 4. Special meetings of the shareholders may be called by the President, the Board of Directors, or holders of not less than one-tenth of all the shares entitled to vote at the meeting.

        SECTION 5.  Holders of a majority of the shares issued and outstanding entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted that might have been transacted at the meeting as originally notified.

        SECTION 6.  The Secretary shall, but in case of his failure any other office of the Company may, give written or printed notice to the shareholders stating the place, day and hour of each shareholders' meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting.

        SECTION 7.  Notice may be given either personally or by mail, and if given by mail, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Company with postage prepaid thereon.

        SECTION 8.  At any meeting of shareholders, each shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing, subscribed by such shareholder and bearing a date not more than three months prior to such meeting. Each shareholder shall have one vote for each share of stock registered in such shareholder's name on the books of the Company as of the record date set for such meeting. The vote for directors, and upon the demand of any shareholder, the vote upon any question before any meeting of shareholders shall be by ballot.

        SECTION 9.  A complete list of shareholders entitled to vote at the ensuing election shall be prepared and be available for inspection by any shareholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall be arranged by voting group and by class or series of shares within each voting group and be alphabetical within each voting group or class. The list shall indicate each shareholder's name, address, and number of voting shares.

        A shareholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of shareholders prepared for each meeting of shareholders. The shareholder must make a written request to examine the list and must examine it during the Company's regular business hours.

SECTION 10. Business transacted at all special meetings of the shareholders shall be confined to the objects stated in the call and notice.

        SECTION 11.  Unless otherwise provided in the Articles of Incorporation, any action that may be taken at any annual or special meeting of the shareholders may be taken without a meeting and without prior notice upon the receipt of a unanimous written consent.

DIRECTORS

        SECTION 12.  The business and affairs of the Company shall be managed under the direction of the Board of Directors. The Board of Directors shall consist of no less than three and no more than nine directors. A majority of the Board shall have the power to transact the business of the Company in conformity with the powers conferred upon the Board of Directors by the Articles of Incorporation. Directors elected at any annual or special meeting of shareholders shall hold office until the next annual meeting of the shareholders and until their successors shall be duly elected. One or more directors may be removed with or without cause by a vote of a majority of the shareholders at a meeting of shareholders called for that purpose.

        SECTION 13.  In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the Company and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

COMMITTEE

        SECTION 14.  The Board of Directors, by resolution or resolutions passed by a majority of the whole Board, may designate one or more Committees, each Committee to consist of two or more of the directors of the Company and shall have and may exercise the powers conferred upon them by the Board of Directors. All Committees when so appointed shall have such name or names as may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 15. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

        SECTION 16.  Directors, as such, shall not receive any salary for their services, but the Board of Directors, by resolution, may fix the fees to be allowed and paid to directors for their services and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Company in any other capacity and receiving compensation therefore.

SECTION 17. Fees to members of special or standing committees and expenses incurred by them in the performance of their duties shall also be fixed and allowed by resolution of the Board of Directors.

MEETINGS OF THE BOARD

SECTION 18. The Board of Directors may meet at Salt Lake City, Utah, or at such other place as may be determined by a majority of the members of the Board.

SECTION 19. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

        SECTION 20.  Special meetings of the Board may be called by the President on at least two days' notice to each director, either personally or by mail, telegram or telephone; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two directors.

        SECTION 21.  At all meetings of the Board a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business. The act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. Directors may participate in a Board meeting and can be counted in a quorum by means of conference telephone or similar communications equipment by which all directors participating in the meeting can hear each other.

        SECTION 22.  Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the action taken, and the consents are filed with the records of the Company. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

        SECTION 23.  The officers of the Company shall be chosen by the Board of Directors at its first meeting after each annual meeting and shall include: a Chairman of the Board, a President and Chief Executive Officer, a Vice President, a Secretary and a Treasurer. The Board may also choose a Vice Chairman of the Board, and additional Vice Presidents, Assistant Secretaries and Assistant Treasurers. None of these officers except the Chairman of the Board, the Vice Chairman of the Board, and the President need be members of the Board.

        SECTION 24.  The Board may appoint such other officers and agents as it may deem necessary. Such officers and agents shall hold their office for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 25. The salaries of all officers of the Company shall be fixed by the Board of Directors.

        SECTION 26.  The officers of the Company shall hold office until their successors are chosen and qualified in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

SECTION 27. The Chairman of the Board shall preside at the meetings of the shareholders and directors.

VICE CHAIRMAN OF THE BOARD

SECTION 28. The Vice Chairman of the Board shall preside at all meetings of the shareholders and directors in the absence of the Chairman.

PRESIDENT

        SECTION 29.  The President shall be the Chief Executive Officer of the Company; shall preside at all meetings of the shareholders and directors in the absence of the Chairman of the Board and the Vice Chairman of the Board (if there be one); shall have general and active management of the business of the Company; and shall see that all orders and resolutions of the Board are carried into effect. He shall have the general powers and duties of supervision and management usually vested in the office of President and Chief Executive Officer of a corporation. He shall perform such other functions and duties as shall be prescribed by the Board of Directors.

VICE PRESIDENT

        SECTION 30.  Each Vice President shall perform the duties prescribed by the President or the Board of Directors. If the President shall become unable for any reason to perform his duties, then the Vice President, or if there is more than one Vice President, the one designated as Senior Vice President (if any) or the one designated by the Board of Directors shall succeed to the duties of the President until the President shall again become able to perform his duties.

SECRETARY AND ASSISTANT SECRETARIES

        SECTION 31.  (a)  The Secretary shall attend the meetings of the Board and the meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the Committees appointed by the Board when required; give or cause to be given notice of the meetings of the shareholders and of the Board of Directors; and perform such other duties as may be prescribed by the Board of Directors or President.

            (b)  The Assistant Secretary, senior in time of service, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary and shall perform such other duties as shall be prescribed by the President or the Board of Directors.

TREASURER AND ASSISTANT TREASURERS

SECTION 32. The Treasurer and Assistant Treasurers shall perform such duties as shall be prescribed by the President or the Board.

VACANCIES

        SECTION 33.  If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, not less than a quorum, shall choose a person or persons to fill the vacancy or vacancies who shall hold office until the successor or successors shall have been duly appointed or elected.

CERTIFICATES OF STOCK

SECTION 34. The certificates of stock of the Company shall be numbered and shall be entered in the books of the Company as they are issued.

FISCAL YEAR

SECTION 35. The fiscal year shall begin the first day of January in each year.

RECORDS AND INSPECTION RIGHTS

        SECTION 36.  The Company shall maintain permanent records of the minutes of all meetings of its shareholders and Board of Directors; all actions taken by the shareholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors in place of the Board of Directors on behalf of the Company. The Company shall also maintain appropriate accounting records. The Company shall keep such records at its office in Salt Lake City, Utah, and any other location designated by the Board of Directors.

        A shareholder of the Company, directly or through an agent or attorney, shall have limited rights to inspect and copy the Company's records as provided under applicable state law and by complying with the procedures specified under such law.

BANK ACCOUNTS

        SECTION 37.  All checks, demands for money, or other transactions involving the Company's bank accounts shall be signed by such officers or other responsible employees as the Board of Directors may designate. No third party is allowed access to the Company's bank accounts without express written authorization by the Board of Directors.

AMENDMENTS

        SECTION 38.  The Company's Board of Directors may amend or repeal the Company's Bylaws unless the Company's Articles of Incorporation or Utah's Revised Business Corporation Act reserve this power exclusively to the shareholders in whole or part; unless the shareholders, in adopting, amending, or repealing a particular Bylaw provide expressly that the Board of Directors may not amend or repeal that Bylaw; or unless the Bylaw establishes, amends, or deletes a supermajority shareholder quorum or voting requirement. The Company's shareholders may amend or repeal the Company's Bylaws even though the Bylaws may also be amended or repealed by the Board of Directors.

INDEMNIFICATION AND LIABILITY INSURANCE

        SECTION 39.  (a)  Voluntary Indemnification. Unless otherwise provided in the Articles of Incorporation, the Company shall indemnify any individual made a party to a proceeding because he is or was a director of the Company, against liability incurred in the proceeding, but only if the Company has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Company, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Company's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

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

LIMITATION ON LIABILITY

        SECTION 40.  No director of the Company shall be personally liable to the Company or its stockholders for monetary damages for any action taken or any failure to take any action, as a director, except liability for (a) the amount of a financial benefit received by a director to which he is not entitled; (b) an intentional infliction of harm on the Company or the shareholders; (c) for any action that would result in liability of the director under the applicable statutory provision concerning unlawful distributions [Section 16-10a-842 of Utah's Revised Business Corporation Act]; or (d) an intentional violation of criminal law. This provision shall not limit the liability of a director for any act or omission occurring prior to August 11, 1992. Any repeal or modification of this provision by the stockholders shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the Company for acts or omissions occurring prior to the effective date of such repeal or modification.

Exhibit No. 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. B. Stanley, certify that:

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

August 13, 2003	By: /s/C. B. Stanley

Date	C. B. Stanley
President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

August 13, 2003	By: /s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer