Form 10-Q
period 2003-09-30
QUESTAR MARKET RESOURCES INC
filed 2003-11-14
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 31, 2003

Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(a)(1) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc. and Subsidiaries
Form 10-Q for the Quarterly Period Ended September 30, 2003

TABLE OF CONTENTS

.	Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In Thousands)

REVENUES	$209,262	$133,684	$634,841	$439,297

OPERATING EXPENSES
Cost of natural gas and other products sold	83,709	31,953	249,319	126,465
Operating and maintenance	30,400	32,472	94,938	98,037
Depreciation, depletion and amortization	30,533	29,841	88,597	87,479
Exploration	961	1,102	3,174	4,983
Abandonment and impairment of gas and oil properties	1,087	1,411	2,062	2,466
Production and other taxes	13,568	6,106	38,526	21,398
Wexpro agreement - oil income sharing	444	234	1,896	1,243

TOTAL OPERATING EXPENSES	160,702	103,119	478,512	342,071

OPERATING INCOME	48,560	30,565	156,329	97,226

Interest and other income	681	1,583	2,939	12,809
Income from unconsolidated affiliates	1,329	1,220	3,687	2,321
Minority interest	38	124	129	316
Debt expense	(7,145)	(9,020)	(21,613)	(26,284)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	43,463	24,472	141,471	86,388

Income taxes	16,111	8,472	52,294	29,969

INCOME BEFORE CUMULATIVE EFFECT	27,352	16,000	89,177	56,419

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $3,049			(5,113)

NET INCOME	$ 27,352	$ 16,000	$ 84,064	$ 56,419

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 1,061	$ 10,404
Notes receivable from Questar Corp.	27,700	95,600
Accounts receivable, net	119,769	106,487
Fair value of hedging contracts	4,895	3,617
Inventories, at lower of average cost or market -
Gas and oil storage	10,283	6,924
Materials and supplies	4,258	4,217
Prepaid expenses and other	7,637	7,965

Total current assets	175,603	235,214

Property, plant and equipment	2,044,155	1,917,645
Less accumulated depreciation, depletion and amortization	787,997	716,989

Net property, plant and equipment	1,256,158	1,200,656

Investment in unconsolidated affiliates	32,340	23,617
Goodwill	61,423	61,423
Other assets	12,911	2,787

	$1,538,435	$1,523,697

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Notes payable to Questar Corp.	$ 11,000	$ 9,900
Accounts payable and accrued expenses	142,957	140,826
Fair value of hedging contracts	33,423	24,278

Total current liabilities	187,380	175,004

Long-term debt	405,000	550,000
Deferred income taxes	221,853	204,185
Asset retirement obligation	53,765
Other long-term liabilities	27,493	19,013
Minority interest	7,919	8,156

Common shareholder's equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	534,972	463,883
Other comprehensive loss	(20,283)	(16,880)

Total common shareholder's equity	635,025	567,339

	$1,538,435	$1,523,697

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 84,064	$ 56,419
Adjustment to reconcile net income to net cash provided
From operating activities:
Depreciation, depletion and amortization	91,798	91,384
Deferred income taxes	22,729	12,772
Abandonment and impairment of gas and oil properties	2,062	2,466
Income from unconsolidated affiliates, net
of cash distributions	1,727	2,487
Net (gain) loss from asset sales	117	(5,498)
Cumulative effect of accounting change	5,113
Minority interest	(129)	(316)
Changes in operating assets and liabilities	(7,773)	19,898

NET CASH PROVIDED FROM OPERATING ACTIVITIES	199,708	179,612

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(116,492)	(122,880)
Other investments	(10,450)	(7,500)

Total capital expenditures	(126,942)	(130,380)
Proceeds from the disposition of assets	6,975	22,183

NET CASH USED IN INVESTING ACTIVITIES	(119,967)	(108,197)

FINANCING ACTIVITIES
Change in notes receivable from Questar Corp.	67,900	(33,900)
Change in notes payable to Questar Corp.	1,100	(223,800)
Long-term debt issued		325,000
Long-term debt repaid	(145,000)	(127,010)
Other	(109)	503
Payment of dividends	(12,975)	(12,974)

NET CASH USED IN FINANCING ACTIVITIES	(89,084)	(72,181)

Change in cash and cash equivalents	(9,343)	(766)
Beginning cash and cash equivalents	10,404	2,270

Ending cash and cash equivalents	$ 1,061	$ 1,504

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1 - Basis of Presentation of Interim Financial Statements

The accompanying consolidated financial statements of Questar Market Resources, Inc. (Market Resources or the Company), with the exception of the condensed consolidated balance sheet at December 31, 2002, have not been audited by independent public accountants. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. All such adjustments are of a normal recurring nature. Market Resources manages commodity-price risk through the use of natural-gas and oil-price hedging instruments. The results of operations for the three- and nine- month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Market Resources.

Note 2 - Cumulative Effect for Accounting Change - "Accounting for Asset Retirement Obligations"

On January 1, 2003, Market Resources adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations" and recorded a $5.1 million after tax charge for the cumulative effect of this accounting change. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. The adoption of SFAS 143 caused Market Resources to change the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002.

Questar Gas, an affiliate of Market Resources, recorded a regulatory asset amounting to $6.6 million as of January 1, 2003 representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro Company (Wexpro), a Market Resources subsidiary. The regulatory asset will be reduced as gas wells are plugged and abandoned.

The accretion expense in the first nine months of 2003 amounted to $1.5 million. An additional $1.0 million of accretion costs were recorded in a receivable from Questar Gas for properties operated by Market Resources. If the new method of accounting for plugging and abandonment costs had been in effect in the first nine months of 2002, the pro forma effect accretion expense would have been $1.2 million.

Changes in asset retirement obligation
In Thousands

Balance at January 1, 2003	$50,667
Accretion	2,470
Additions	1,279
Property sales	(579)
Retirements	(72)

Balance at September 30, 2003	$53,765

Note 3 - Investment in Unconsolidated Affiliates

Market Resources, indirectly through subsidiaries, has interests in partnerships accounted for on the equity basis. These entities are engaged primarily in gathering and/or processing of natural gas. The entities do not have debt obligations with third-party lenders. Market Resources uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and Market Resources' ownership percentage as of September 30, 2003 were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%). Market Resources' 50% interest in Blacks Fork Processing is included in the amounts for the 2002 periods presented. Market Resources acquired the other 50% interest in Blacks Fork Processing in the fourth quarter of 2002 and has consolidated operating results since the acquisition.

Summarized operating results of the investments are listed below.

	9 Months Ended
	September 30,
	2003	2002

	(In Thousands)

Revenues	$11,860	$16,996
Operating income	7,190	5,438
Income before income taxes	7,217	5,492

Note 4 - Operations By Line of Business

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$ 83,807	$ 65,941	$250,401	$199,024
Cost of service	3,290	3,110	9,948	6,647
Gathering, processing and marketing	92,883	39,826	288,804	151,909

	$179,980	$108,877	$549,153	$357,580

REVENUES FROM AFFILIATED COMPANIES
Exploration and production	$ 23	$ 2	$ 68	$ 1,172
Cost of service	24,797	22,632	75,333	72,733
Gathering, processing and marketing	4,462	2,173	10,287	7,812

	$ 29,282	$ 24,807	$ 85,688	$ 81,717

OPERATING INCOME
Exploration and production	$ 32,529	$ 16,140	$102,609	$ 50,734
Cost of service	12,732	13,312	39,058	39,534
Gathering, processing and marketing	3,299	1,113	14,662	6,958

	$ 48,560	$ 30,565	$156,329	$ 97,226

3 Months Ended		9 Months Ended
September 30,		September 30,
2003	2002	2003	2002

(In Thousands)
NET INCOME
Exploration and production	$ 17,344	$ 6,984	$ 55,302	$ 28,560
Cost of service	7,791	7,906	24,443	23,387
Gathering, processing and marketing	2,217	1,110	9,432	4,472

Income before cumulative effect of
Change in accounting	27,352	16,000	89,177	56,419
Cumulative effect		(5,113)

$ 27,352	$ 16,000	$ 84,064	$ 56,419

GEOGRAPHIC INFORMATION REVENUES
United States	$209,262	$126,170	$634,841	$417,603
Canada	7,514		21,694

$209,262	$133,684	$634,841	$439,297

FIXED ASSETS - NET, at period end
United States	$1,256,158	$1,191,512
Canada	72,287

$1,256,158	$1,263,799

Note 5 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholder's Equity. Other comprehensive income transactions include changes in the market value of gas and oil hedging derivatives and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the gas or oil underlying the hedging contracts are sold.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In Thousands)

Net income	$ 27,352	$ 16,000	$ 84,064	$ 56,419
Other comprehensive income (loss)
Unrealized income (loss) on hedging transactions	34,513	(11,965)	(5,415)	(57,824)
Foreign currency translation adjustments		(2,126)		113

Other comprehensive income (loss) before
Income taxes	34,513	(14,091)	(5,415)	(57,711)
Income taxes on other comprehensive
Income (loss)	12,917	(5,883)	(2,012)	(21,919)

Net other comprehensive income (loss)	21,596	(8,208)	(3,403)	(35,792)

Total comprehensive income	$ 48,948	$ 7,792	$ 80,661	$ 20,627

Note 6 - Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
September 30, 2003
(Unaudited)

Operating Results

Questar Market Resources and subsidiaries (Market Resources) acquire and develop gas and oil properties, develop cost-of-service reserves for an affiliated company, Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir. Primary objectives of gas- and oil-marketing operations are to support Market Resources' earnings targets and to protect Market Resources' earnings from adverse commodity-price changes. Market Resources does not enter into gas- and oil-hedging contracts for speculative purposes. Following is a summary of Market Resources' financial results and operating information:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$179,980	$108,877	$549,153	$357,580
From affiliates	29,282	24,807	85,688	81,717

Total revenues	$209,262	$133,684	$634,841	$439,297

Operating income	$ 48,560	$ 30,565	$156,329	$ 97,226

Income before cumulative effect	$ 27,352	$ 16,000	$ 89,177	$ 56,419
Cumulative effect of accounting change			(5,113)

Net income	$ 27,352	$ 16,000	$ 84,064	$ 56,419

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in MMcf)	19,524	19,594	57,585	59,457
Oil and natural gas liquids (in Mbbl)	586	717	1,726	2,200
Total production (Bcfe)	23.0	23.9	67.9	72.7
Average daily production (MMcfe)	250	260	249	266

Average selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per Mcf)	$ 3.56	$ 2.49	$ 3.58	$ 2.49
Oil and natural gas liquids (per bbl)	$ 22.69	$ 21.03	$ 23.28	$ 20.15

Average selling price (without hedges)
Natural gas (per Mcf)	$ 4.18	$ 1.90	$ 4.24	$ 1.97
Oil and natural gas liquids (per bbl)	$ 27.39	$ 24.86	$ 28.38	$ 22.12

Wexpro investment base at September 30, net of depreciation
and deferred income taxes (in millions)	$ 161.2	$ 165.8

Energy marketing volumes (in MDthe)	19,788	17,004	57,999	59,580
9

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Natural gas gathering volumes (in MDth)
For unaffiliated customers	28,807	25,562	85,164	82,408
For Questar Gas	8,103	7,881	29,202	29,886
For other affiliated customers	10,717	8,828	31,744	25,480

Total gathering	47,627	42,271	146,110	137,774

Gathering revenue (per Dth)	$ 0.20	$ 0.15	$ 0.20	$ 0.15

Third quarter and first nine months comparison of 2003 with 2002
Exploration and Production (E&P)

Market Resources' net income in the third quarter and nine months ended September 30, 2003 benefited from higher realized prices for natural gas, oil and natural gas liquids. Realized natural gas prices, net to the well, increased 43% in the third quarter and 44% year to date when compared with the same periods of 2002. Higher natural gas prices result from tight supply and growing demand, and increased pipeline capacity out of the Rockies. The May 1, 2003, startup of an expansion of a regional pipeline added transportation capacity of 900,000 Mcf per day out of the supply-rich but transportation-constricted Rockies.

Roughly two-thirds of the Company's 2003 nonregulated production came from properties located in the Rockies. Rockies basis differential in 2003 averaged more than $2.50 per MMBtu prior to May 1, measured against the Henry Hub benchmark, but has subsequently returned to the historical range of $.40 to $.60 per MMBtu. Market Resources realized a 62% increase in gas prices for Rockies production in the third quarter of 2003 compared with the third quarter of 2002. A year ago lower gas prices caused Market Resources to voluntarily shut-in a total of 3.3 Bcfe of Rockies production. Realized Midcontinent gas prices were 27% higher in the same third quarter comparison.

Market Resources has taken advantage of recent higher energy prices to increase its natural gas price hedge positions. Market Resources has hedged 15.1 Bcf of forecasted fourth quarter 2003 natural gas production at $3.71 per Mcf and 67.6 Bcf of forecasted 2004 natural gas production at $4.02 per Mcf, net to the well. Fees for gathering and processing are deducted from market prices to arrive at net-to-the-well prices.

Approximately 68% of nonregulated gas production in the first nine months of 2003 was hedged or presold at an average price of $3.23 per Mcf, net to the well resulting in a $38.2 million revenue reduction when compared with the prices received from the physical sales transactions. During the same time period, approximately 53% of nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well, resulting in an $8.8 million reduction in oil revenues. While this has resulted in lower revenues compared with an unhedged position, it has met the Company's goal of locking in energy prices that enable the Company to meet or exceed income growth and cash flow targets, while reducing volatility. In the first nine months of 2002, hedging activities added $26.9 million of revenues.

Production, measured in natural gas-equivalents, was 4% lower in the quarter-to-quarter comparison and 6% lower in the first nine-month comparison. The decline resulted from the sale of Market Resources' Canadian E&P operations, some San Juan E&P properties and other non-core, producing properties in the second half of 2002. Sequentially, the third quarter 2003 gas production exceeded second quarter 2003 gas production by 1.6 Bcf.

The Company expects to replace production capacity that declined as a result of the 2002 sale of producing properties. Increased drilling in Market Resources' Pinedale Anticline area has yielded increased production. Rockies production increased 14% in the third quarter year-to-year comparison. Following is a table showing production volumes in Bcfe by region:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(In Bcfe)
Region
Rockies	15.0	13.2	44.3	40.7
Midcontinent	8.0	8.3	23.6	24.5
Canada		2.4		7.5

Total	23.0	23.9	67.9	72.7

Market Resources has drilled, or is drilling, 27 new wells in the Pinedale Anticline in 2003. To date, 11 wells have been fully completed and are producing to sales, 11 are in various stages of completion or waiting on completion and 5 are currently drilling. In addition 5 wells that were drilled and completed in 2002 have been recompleted in 2003 to add behind pipe Lance pay intervals and 1 well (the first winter pad well, Stewart Point #4-33) was drilled to targeted depth in December 2002 and completed in 2003. Five of the 6 wells completed in the deeper Mesaverde intervals in 2002 were produced through the winter to test the productivity of this deeper horizon before being commingled with Lance production. Incremental reserves from the deeper Mesaverde interval are estimated to average 2 Bcfe per well. Based on the encouraging test results, all of Market Resources' 2003 wells will be drilled to the Mesaverde formation. The 2003 wells that have reached targeted depth have encountered 50 to 120 feet of net pay sand in the Mesaverde and flowed at rates of 1 to 9 million cubic feet equivalent per day (MMcfe/d).

Market Resources forecasts that 24 of the 27 wells drilled in 2003 will be completed and turned to sales by year-end. As of October 15, 2003, gross production capability from 63 Market Resources-operated Pinedale wells was 170 MMcfe/d. By mid-November 2003, Market Resources expects to have 76 operated producing wells with anticipated gross production capacity of over 200 MMcfe/d, up 60% from year end 2002.

Market Resources is drilling directional wells from common pads to reduce surface disturbance and maximize utilization of production facilities. The estimated cost of a directional Lance and Mesaverde well completed in 12 intervals is $4.5 million. Average gross estimated ultimate recovery from 40 acre spaced Lance/Mesaverde wells has averaged 8 Bcfe per well. Market Resources has approximately a 62% average working interest in 14,800 gross acres in the Mesa Area of the Pinedale Anticline and anticipates that there are between 225 and 250 well locations on its acreage based on 40 acre spacing.

Ongoing review of production data from individual Wasatch Formation gas wells drilled during the past several years by Questar E&P and wells drilled by a previous owner Shenandoah Energy (SEI) indicates that well performance in some areas is falling significantly below what was expected at the time of acquisition. Current average reserves for all Wasatch Formation wells completed to date is approximately 0.8 Bcfe, compared to predicted reserves of 1.0 to 1.2 Bcfe at the time of the acquisition of SEI. Factors causing reduced well performance include high variability of the size, quality and thickness of individual reservoirs and difficulties in optimizing the gathering system to handle the highly variable flowing wellhead pressures that exist between different age wells. Market Resources continues to evaluate and adjust its reserve base to reflect performance-related revisions.

Lifting costs per Mcfe were higher in the 2003 periods presented due to a higher production tax component driven up by higher selling prices. Lease operating expenses were lower in the 2003 periods after the 2002 sale of higher-cost Canadian properties. General and administrative costs were higher in the 2003 periods due primarily to increased employee benefit costs and property insurance costs. Depreciation, depletion and amortization rates were higher in the 2003 periods due to the higher costs of developing Market Resources Uinta properties. A third quarter and first nine months comparison of operating costs for nonregulated production on an Mcfe basis is shown in the table below.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(Per Mcfe)

Lease operating expense	$0.47	$0.56	$0.48	$0.55
Production taxes	0.34	0.15	0.32	0.16

Lifting cost	0.81	0.71	0.80	0.71

Depreciation, depletion and amortization	0.98	0.93	0.94	0.89
General and administrative expense	0.29	0.27	0.28	0.27
Allocated interest expense	0.23	0.29	0.24	0.28

Total	$2.31	$2.20	$2.26	$2.15

Wexpro Earnings

Wexpro's net income was $100,000 lower in the third quarter of 2003 compared with the third quarter of 2002 due to the timing of well completions, which are expected to occur in the fourth quarter of 2003. Wexpro earns a return on its net investment in commercial wells drilled to develop reserves owned by Questar Gas. The return is calculated according to the terms of the Wexpro settlement agreement and has averaged 19% to 20% after-tax. Wexpro's earnings for the first nine months of 2003 were $500,000 higher than the corresponding 2002 period due to higher realized prices for oil, capitalized interest associated with construction, and lower debt expense. Wexpro's first quarter 2003 results included a $600,000 after tax charge for the cumulative effect of an accounting change.

Gas Gathering; Gas and Oil Marketing

Net income from gas gathering operations in 2003 benefited from higher fees and increased volumes gathered. In addition, Market Resources 50% interest in the earnings in Rendezvous Gas Services increased from $530,000 in the third quarter of 2002 to $1.2 million in the third quarter of 2003. Rendezvous provides gathering and processing services for the Pinedale and Jonah producing areas. The marketing margin, which represents revenues less the costs to purchase gas and oil and transport gas, was up $206,000 in the first nine months of 2003 compared with 2002, but was down $805,000 in the third quarter of 2003 compared with 2002 due to unused transportation capacity.

Interest and other income, debt expense and income taxes

Rendezvous Gas Services' income increased in the 2003 periods presented. A Market Resources subsidiary is a 50% owner of Rendezvous, which provides gathering and processing services for the Pinedale and Jonah producing areas of western Wyoming. Debt expense declined in the comparison of 2003 with 2002 because of debt repayments in the fourth quarter of 2002 and 2003. Market Resources sold non-core producing properties resulting in pretax gains of $5.5 million in the first nine months of 2002. The effective income tax rate for the first nine months was 37.0% in 2003 and 34.7% in 2002. An income tax credit for non-conventional fuel credits expired for gas produced after December 31, 2002. The Company recognized $3.3 million of non-conventional fuel tax credits in the first nine months of 2002 period.

Cumulative effect of change in accounting method

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $5.1 million. Abandonment costs for plugging gas and oil wells accounted for a majority of the charge. Another $6.6 million, before income taxes, was recorded by Wexpro in a receivable from Questar Gas for gas wells operated on behalf of Questar Gas. The receivable will be paid to Wexpro as the wells are plugged and abandoned. Accretion expense associated with SFAS 143 amounted to $1.5 million in 2003. Another $1.0 million of accretion costs were charged by Wexpro to a receivable from Questar Gas.

Liquidity and Capital Resources
Operating Activities

Net cash provided from operating activities in the first nine months of 2003 was $20.1 million more than the net cash flow generated in the corresponding period of 2002 as a result of higher net income caused by higher gas and oil prices.

Investing Activities

Capital expenditures amounted to $126.9 million in the first nine months of 2003. Capital expenditures for calendar year 2003 are forecast to reach $244.6 million. Market Resources has increased its investment in its Pinedale Anticline development project. Market Resources plans to drill 27 wells at Pinedale in 2003, compared to an average of about 15 wells per year in the 2000-2002 period.

Financing Activities

Net cash flow from operating activities was more than sufficient to fund 2003 capital expenditures and pay a cash dividend. The excess cash flow plus collection of amounts loaned to Questar were used to repay $145 million of long-term variable-rate debt. Cash is centrally managed by Questar. Questar loans cash to Market Resources and/or receives excess cash from Market Resources on a short-term basis. The borrowing rate charged and the investment rate received are identical.

Market Resources expects to finance remaining 2003 capital expenditures and reduce debt using cash flow provided from operating activities.

Item 3. Quantitative and Qualitative disclosures About Market Risk

Market Resources' primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. A Market Resources subsidiary has long-term contracts for pipeline capacity for several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources bears a majority of the risk associated with commodity-price changes and uses gas- and oil-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of Market Resources-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. The primary objectives of natural gas- and oil-price hedging are to support Market Resources' earnings targets, and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by Market Resources' Board of Directors. Market Resources intends to hedge up to 100% of proved-developed production when the market provides the opportunity to do so at attractive prices. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves. Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines locking in basis and hedge effectiveness.

Hedges are more heavily weighted to the Rockies to reduce basis risk and to protect returns on capital in the Uinta Basin. Approximately 90% of Rockies fourth quarter 2003 proved-developed production is hedged at an average price of $3.53 per Mcf, net to the well. In addition, Market Resources may curtail production if prices drop below levels necessary for profitability.

Market Resources has entered into commodity-price hedging arrangements with several banks and energy trading firms. Generally, the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. The Company maintains lines of credit to cover potential collateral calls. There were no such collateral required at September 30, 2003.

A summary of Market Resources' gas- and oil-price hedging positions for equity gas and oil production as of October 14, 2003, is below. Prices are net to the well. Currently, all hedges are fixed-price swaps with creditworthy counterparties, which allow the Company to achieve a known price for a specific volume of gas delivered into a regional pipeline, i.e., incorporating a known basis. The swap price is then reduced by gathering and processing costs to determine the net-to-the-well price.

	Rocky	Midcontinent	Total	Rocky	Midcontinent	Total
Time periods	Mountains			Mountains

		Gas (in Bcf)		Average price per Mcf, net to the well

Fourth quarter of 2003	10.8	4.3	15.1	$3.53	$4.14	$3.71

First half of 2004	22.5	12.0	34.5	3.78	4.53	4.04
Second half of 2004	21.0	12.1	33.1	3.69	4.53	3.99

12 months of 2004	43.5	24.1	67.6	3.74	4.53	4.02

First half of 2005	5.4	3.5	8.9	3.67	4.37	3.94
Second half of 2005	5.6	3.5	9.1	3.67	4.37	3.94

12 months of 2005	11.0	7.0	18.0	3.67	4.37	3.94

		Oil (in MBbl)		Average price per Bbl, net to the well

Fourth quarter of 2003	230	46	276	$21.68	$22.38	$21.80

Market Resources held gas- and oil-price hedging contracts covering the price exposure for about 121.9 million dth of gas and 276,000 bbl of oil as of September 30, 2003. The contracts existed for both equity gas and oil and marketing transactions. A year earlier Market Resources hedging contracts covered 83.6 million dth of natural gas and 1.6 million bbl of oil. Market Resources does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of hedging contracts for the nine months ended September 30, 2003, is shown below. The calculation is comprised of the valuation of financial and physical contracts.

					(In Thousands)

Net fair value of gas- and oil-hedging contracts outstanding at Dec. 31, 2002					($20,661)
Contracts realized or otherwise settled					10,676
Increase in gas and oil prices on futures markets					(18,181)
New contracts since Dec. 31, 2002					(362)

Net fair value of gas- and-oil-hedging contracts outstanding at September 30, 2003					($28,528)

A vintaging of the net fair value of gas- and oil-hedging contracts as of September 30, 2003, is shown below. About 81% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

		(In Thousands)

Contracts maturing by September 30, 2004		($23,031)
Contracts maturing between September 30, 2004 and September 30, 2005		(5,467)
Contracts maturing between September 30, 2005 and September 30, 2006		(10)
Contracts maturing between September 30, 2006 and September 30, 2008		(20)

Net fair value of gas- and oil-hedging contracts outstanding at September 30, 2003		($28,528)

Market Resources' mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of September 30,
	2003	2002

	(In Millions)

Mark-to-market valuation - asset (liability)	($28.5)	($10.1)
Value if market prices of gas and oil decline by 10%	6.0	(8.7)
Value if market prices of gas and oil increase by 10%	(63.1)	(11.4)

Interest-Rate Risk Management

As of September 30, 2003, Market Resources had $55 million of variable-rate long-term debt and $350 million of fixed-rate long-term debt. Generally, the embedded cost of fixed-rate debt exceeds rates currently available in the market. The book value of variable-rate long-term debt approximates fair value.

Recent Accounting Developments

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 clarifies (1) under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) when a derivative contains a financing component that should be reflected as a financing transaction on the balance sheet and the statement of cash flows and (3) the definition of the term underlying in SFAS 133 to conform to language used in FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In addition, SFAS 149 also incorporates certain Derivative Implementation Group Implementation Issues. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is applied to hedging relationships on a prospective basis. Questar does not believe the adoption of SFAS 149 will impact the accounting for its derivative contracts.

The Securities and Exchange Commission has requested that the FASB review the applicability of certain provisions of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," to companies in the exploration and production business. The issue is whether the provisions of SFAS 141 and SFAS 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease acquisitions costs, as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs. As of September 30, 2003, Market Resources' proved and unproved leaseholds had a net book value of $401 million.

In January 2003, FASB Interpretation 46 (FIN 46) was issued to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, but the guidance applies to a larger population of entities. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term "variable interest entity" (or "VIE") and is based on the premise that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. Based upon our initial interpretation of FIN 46, Questar does not believe that this guidance will have a material effect on our financial statements.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

          a.   Questar Exploration and Production Company ("QEP"), a subsidiary of Questar Market Resources, Inc. ("Market Resources" or "the Company") is a named defendant in a lawsuit - Kaiser-Francis Oil Co. v. Anadarko Petroleum Corp., Case No. CJ-2003-66518 (Dist. Ct. Okla.) - that was recently filed in an Oklahoma state district court. This case stems from an Oklahoma class action lawsuit (Bridenstine v. Kaiser-Francis Oil Co.) involving allegations of improper royalty payments for wells connected to an intrastate pipeline system in western Oklahoma. QEP and Anadarko Petroleum Corporation (as the successor to Union Pacific Resources Company) settled the lawsuit in December of 2000 for $22.5 million, of which $16.5 million was allocated to QEP. Kaiser-Francis, another named defendant, chose not to settle and had a jury verdict in excess of $59 million (including interest and reflecting a credit for the settlement) entered against it.

          In a new lawsuit, Kaiser-Francis asserts claims of express and implied indemnity against its former co-defendants and for specified damages assessed against it and for its legal defense costs. QEP intends to file an answer in the case denying that it is responsible for any portion of the damages assessed to Kaiser-Frances and raising other issues and defenses.

          b.   On October 10, 2003, the trial court judge in Price v. El Paso Entities (El Paso Corp.) No. 03 C 23 (Dist. Ct. Kan.) rejected the argument made by Questar Energy Trading Company ("QET"), which is another subsidiary of Market Resources, and other defendants that the plaintiffs should not be allowed to split their claims and file this second lawsuit. See the Company's Form 10-Q for the period ended June 30, 2003, Part II, Item 1. Legal Proceedings. The named plaintiffs and defendants are parties to the original lawsuit that is a class action alleging that the defendants mismeasured gas volumes produced from non-federal and non-Indian lands in Kansas, Wyoming, and Colorado. The second lawsuit, which is being handled on a tandem basis with the original lawsuit, alleges that the defendants mismeasured the heating content of such gas volumes. Both lawsuits claim that defendants' actions resulted in royalty underpayments.

          QET is authorized to do business in Kansas, but conducts no measurement activities. It plans to file an answer denying the claims raised in the new lawsuit and to contest the certification of the replacement class.

Item 5. Other Information

          Michael B. McGinley, age 55 as of November 18, 2003, will retire as an employee of Questar Energy Trading effective November 30, 2003 after 35 years of service with the Company and its affiliates. In conjunction with his retirement, Mr. McGinley will also resign as Vice President and General Manager and a director of Questar Energy Trading, as Vice President and a director of Questar Gas Management Company, another subsidiary of Questar Market Resources, and as Vice President of the Company. In his current role, he has general supervisory responsibility for the Company's energy marketing, risk management, gathering, and processing activities. During his 35- year career, Mr. McGinley had other positions of responsibility with Questar Market Resources and its affiliates including Director, Design Engineering; Manager, Engineering; Manager, Planning and Market Development; and Vice President, Marketing.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are filed as part of this report.

Exhibit No.	Exhibit

4.5

Twelfth Amendment dated October 10, 2003 to U.S. Credit Agreement dated April 19, 1997 by and among Market Resources, as U.S. borrower, NationsBank, N.A., as U.S. Agent and certain financial institutions as lenders.

31.1.	Certification signed by C. B. Stanley, Questar Market Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Market Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b. The Company did not file a Current Report on Form 8-K for the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC. (Registrant)
November 12, 2003	/s/C. B. Stanley

Date	C. B. Stanley
President and Chief Executive Officer

November 12, 2003	/s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer, and Chief Financial Officer

Exhibit List

Exhibit No.	Exhibit

4.5	Twelfth Amendment to US Credit Agreement
31.1.	Certification signed by C. B. Stanley, Questar Market Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification signed by S. E. Parks, Questar Market Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 4.5

TWELFTH AMENDMENT TO US CREDIT AGREEMENT

            THIS TWELFTH AMENDMENT TO US CREDIT AGREEMENT (herein called the "Amendment") made as of October 10, 2003, by and among Questar Market Resources, Inc., a Utah corporation ("US Borrower"), Bank of America, N.A., individually and as administrative agent for the Lenders as defined below ("US Agent"), and the undersigned Lenders.

W I T N E S S E T H:

            WHEREAS, US Borrower, US Agent and the lenders as signatories thereto (the "Lenders") entered into that certain US Credit Agreement dated as of April 19, 1999 (as heretofore amended, the "Original Agreement"), for the purpose and consideration therein expressed, whereby the Lenders became obligated to make loans to US Borrower as therein provided; and

WHEREAS, US Borrower, US Agent and the undersigned Lenders desire to amend the Original Agreement for the purposes as provided herein;

            NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement, in consideration of the loans which may hereafter be made by Lenders to US Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

ARTICLE I.
Definitions and References

            Section 1.1. Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

Section 1.2. Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.
"Amendment" means this Twelfth Amendment to US Credit Agreement.
"US Credit Agreement" means the Original Agreement as amended hereby.

ARTICLE II.

Amendments to Original Agreement
Section 2.1. Hedging Contracts. Section 7.10(i)(A) of the Original Agreement is hereby amended in its entirety to read as follows:

            "(A) such contracts for any single month (determined, in the case of contracts that are not settled on a monthly basis, by a monthly proration acceptable to US Agent) do not, in the aggregate, cover amounts greater than the Applicable Percentage for such month (as used in this subsection with respect to any month, "Applicable Percentage" means the percentage (not to exceed 100%) of the Restricted Persons' aggregate Projected Oil and Gas Production anticipated to be sold in the ordinary course of the Restricted Persons' businesses during such month which the management of Borrower deems prudent based upon the Restricted Persons' business strategies); and"

ARTICLE III.

Conditions of Effectiveness

Section 3.1. Effective Date. This Amendment shall become effective as of the date first above written when, and only when, US Agent shall have received, at US Agent's office:
(i) a counterpart of this Amendment executed and delivered by US Borrower and Required Lenders;

            (ii)    a certificate of the Secretary or Assistant Secretary and of the President, Chief Financial Officer or Vice President of Administrative Services of US Borrower dated the date of this Amendment certifying: (a) that resolutions adopted in connection with the Original Agreement by the Board of Directors of the US Borrower authorize the execution, delivery and performance of this Amendment by US Borrower, (b) to the names and true signatures of the officers of the US Borrower authorized to sign this Amendment, and (c) that all of the representations and warranties set forth in Article IV hereof are true and correct at and as of the time of such effectiveness; and

(iii) all fees and reimbursements to be paid to US Agent pursuant to any US Loan Documents, or otherwise due US Agent, including fees and disbursements of US Agent's attorneys.
ARTICLE IV.

Representations and Warranties

Section 4.1. Representations and Warranties of Borrower. In order to induce US Agent and Lenders to enter into this Amendment, US Borrower represents and warrants to US Agent that:
(a) The representations and warranties contained in Article V of the Original Agreement are true and correct at and as of the time of the effectiveness hereof.

            (b)     US Borrower has duly taken all action necessary to authorize the execution and delivery by it of this Amendment and to authorize the consummation of the transactions contemplated hereby and the performance of its obligations hereunder. US Borrower is duly authorized to borrow funds under the US Credit Agreement.

            (c)     The execution and delivery by US Borrower of this Amendment, the performance by US Borrower of its obligations hereunder and the consummation of the transactions contemplated herein do not and will not (a) conflict with any provision of (i) any Law, (ii) the organizational documents of US Borrower, or (iii) any agreement, judgment, license, order or permit applicable to or binding upon US Borrower, or (b) result in the acceleration of any Indebtedness owed by US Borrower, or (c) result in or require the creation of any Lien upon any assets or properties of US Borrower, except as expressly contemplated or permitted in the Loan Documents. Except as expressly contemplated in the Loan Documents no consent, approval, authorization or order of, and no notice to or filing with any Tribunal or third party is required in connection with the execution, delivery or performance by US Borrower of this Amendment or to consummate any transactions contemplated herein.

            (d)     This Amendment is a legal, valid and binding obligation of US Borrower, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency or similar Laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application relating to the enforcement of creditor's rights.

ARTICLE V.

Miscellaneous

            Section 5.1.     Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. The US Loan Documents, as they may be amended or affected by this Amendment, are hereby ratified and confirmed in all respects. Any reference to the US Credit Agreement in any Loan Document shall be deemed to be a reference to the Original Agreement as hereby amended. The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lenders under the US Credit Agreement, the US Notes, or any other US Loan Document nor constitute a waiver of any provision of the US Credit Agreement, the US Notes or any other US Loan Document.

            Section 5.2.     Survival of Agreements; Cumulative Nature. All of US Borrower's various representations, warranties, covenants and agreements herein shall survive the execution and delivery of this Amendment and the performance hereof, including without limitation the making or granting of the US Loans, and shall further survive until all of the US Obligations are paid in full to each Lender Party and all of Lender Parties' obligations to US Borrower are terminated. All statements and agreements contained in any certificate or instrument delivered by any Restricted Person hereunder or under the US Credit Agreement to any Lender Party shall be deemed representations and warranties by US Borrower or agreements and covenants of US Borrower under this Amendment and under the US Credit Agreement. The representations, warranties, indemnities, and covenants made by Restricted Persons in the US Loan Documents, and the rights, powers, and privileges granted to Lender Parties in the US Loan Documents, are cumulative, and, except for expressly specified waivers and consents, no Loan Document shall be construed in the context of another to diminish, nullify, or otherwise reduce the benefit to any Lender Party of any such representation, warranty, indemnity, covenant, right, power or privilege. In particular and without limitation, no exception set out in this Amendment to any representation, warranty, indemnity, or covenant herein contained shall apply to any similar representation, warranty, indemnity, or covenant contained in any other Loan Document, and each such similar representation, warranty, indemnity, or covenant shall be subject only to those exceptions which are expressly made applicable to it by the terms of the various US Loan Documents.

Section 5.3. Loan Documents. This Amendment is a US Loan Document, and all provisions in the US Credit Agreement pertaining to US Loan Documents apply hereto.

            Section 5.4.     Governing Law. This Amendment shall be governed by and construed in accordance the laws of the State of Utah and any applicable laws of the United States of America in all respects, including construction, validity and performance. US Borrower hereby irrevocably submits itself and each other Restricted Person to the non-exclusive jurisdiction of the state and federal courts sitting in the State of Utah and agrees and consents that service of process may be made upon it or any Restricted Person in any legal proceeding relating to the Amendment Documents or the Obligations by any means allowed under Utah or federal law.

            Section 5.5.     Counterparts. This Amendment may be separately executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment. This Amendment may be validly executed and delivered by facsimile or other electronic transmission.

THIS AMENDMENT AND THE OTHER US LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

QUESTAR MARKET RESOURCES, INC. US Borrower

By: /s/C. B. Stanley
C.B. Stanley President and Chief Executive Officer

Mailing Address: P.O. Box 45433 Salt Lake City, Utah 84145 Attention: Martin H. Craven

Street Address 180 East 100 South Salt Lake City, Utah 84111 Telephone: (801) 324-5077 Fax: (801) 324-5483

BANK OF AMERICA, N.A. Administrative Agent, US LC Issuer and Lender

By:
Name: Title:

TORONTO DOMINION (TEXAS), INC. Lender

By:
Name: Title:

MIZUHO IBJ LTD., formerly known as The Industrial Bank of Japan, Limited Lender

By:
Name: Title:

SUMITOMO MITSUI BANKING CORPORATION, formerly known as The Sumitomo Bank, Limited Lender

By:

Name: Title:

24
BANK OF MONTREAL Lender

By:

Name: Title:

BANK ONE, NA (MAIN OFFICE CHICAGO) Lender

By:

Name: Title:

WELLS FARGO BANK, N.A., as successor to First Security Bank, N.A. Lender

By:

Name: Title:

MELLON BANK, N.A. Lender

By:

Name: Title:

U.S. BANK NATIONAL ASSOCIATION Lender

By:

Name: Title:

THE BANK OF TOKYO-MITSUBISHI, LTD., HOUSTON AGENCY Lender

By:

Name: Title

SUNTRUST BANK Lender

By:

Name: Title

26

Exhibit No. 31.1

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

November 12, 2003	By: /s/C. B. Stanley

Date	C. B. Stanley
President and Chief Executive Officer

Exhibit No. 31.2

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

November 12, 2003	By: /s/S. E. Parks

Date	S. E. Parks
Vice President, Treasurer and Chief Financial Officer

