Form 10-K
period 2003-12-31
QUESTAR MARKET RESOURCES INC
filed 2004-03-30
CIK 1108827

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

7 ½% Notes Due 2011

7% Notes Due 2007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö_

No  _

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2004.  $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 2004:  4,309,427 shares of Common Stock, $1.00 par value.  (All shares are owned by Questar Corporation.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes              No   Ö

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA

Item 9.

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

PART III

Items

10-13.

(Omitted)

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

SIGNATURES

Glossary of Commonly Used Terms

bbl

Barrel-42 U. S. gallons, a common unit of measurement of crude oil.

basis

The difference between a reference or benchmark commodity price and the corresponding selling prices at various regional sales points.

bcf

One billion cubic feet, a common unit of measurement of natural gas.

bcfe

One billion cubic feet of natural gas equivalent. Oil volume is converted to natural gas equivalent using the ratio of one barrel of crude oil to 6,000 cubic feet of natural gas.

btu

One British Thermal Unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

cash flow hedge

A derivative instrument that complies with Statement of Financial Accounting Standards (“SFAS”) 133, as amended, and is used to reduce the exposure to variability in cash flows from the forecasted physical sale of gas and oil production whereby the gains (losses) on the derivative transaction are anticipated to offset the losses (gains) on the forecasted physical sale.

development well

A well drilled into a known producing formation in a previously discovered field.

dew point

A specific temperature and pressure at which hydrocarbons condense to form a liquid.

dry hole

A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

dth

Decatherms or ten therms. One dth equals one million Btu or approximately one Mcf.

exploratory well

A well drilled into a previously untested geologic structure to determine the presence of gas or oil.

futures contract

An exchange-traded legal contract to buy or sell a standard quantity and quality of a commodity at a specified future date and price.

gross

“Gross” natural gas and oil wells or “gross” acres equals the total number of wells or acres in which the Company has an interest.

hedging

The use of derivative commodity and interest rate instruments to reduce financial exposure to commodity price and interest rate volatility.

Mbbls

One thousand barrels.

Mcf

One thousand cubic feet.

Mcfe

One thousand cubic feet of natural gas equivalents.

Mdth

One thousand decatherms.

MMbbls

   One million barrels.

MMbtu

One million British Thermal Units.

MMcf

One million cubic feet.

MMcfe

One million cubic feet of natural gas equivalents

MMdth

One million decatherms.

natural gas liquids

Liquid hydrocarbons that are extracted and separated from the natural gas

(NGL)

 stream.  NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

net

“Net” gas and oil wells or “net” acres are determined by multiplying gross wells or acres by the Company’s working interest in those wells or acres.

proved reserves

  “Proved reserves” means those quantities of natural gas and crude oil, condensate, and natural gas liquids on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. “Proved developed reserves” include proved developed producing reserves and proved developed behind-pipe reserves. “Proved developed producing reserves” include only those reserves expected to be recovered from existing completion intervals in existing wells. “Proved undeveloped reserves” include those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

reservoir

A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

wet gas

Unprocessed natural gas that contains a mixture of heavier hydrocarbons including ethane, propane, butane, and natural gasoline.

working interest

An interest that gives the owner the right to drill, produce, and conduct operating activities on a property and receive a share of any production.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and supplies; changes in rate-regulatory policies; regulation of the Wexpro Agreement; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties to hedging contracts; rate of inflation and interest rates; assumptions used in business combinations; weather and other natural phenomena; the effect of environmental regulation; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of Questar Market Resources, Inc. and changes in credit ratings.

FORM 10-K

ANNUAL REPORT, 2003

PART I

ITEM 1.  BUSINESS.

General

Questar Market Resources Inc., (“Market Resources” or the “Company”) is a wholly owned subsidiary of Questar Corporation (“Questar”) and is the primary growth driver within Questar. As shown in the following organization chart, Market Resources conducts its operations through several subsidiaries. Questar Exploration and Production Company (“Questar E&P”) acquires and develops gas and oil properties. Wexpro Company (“Wexpro”) develops cost-of-service reserves for Questar Gas Company. Questar Gas Management Company (“Gas Management”) provides gas gathering and processing services for affiliates and third parties. Questar Energy Trading Company (“Energy Trading”) markets equity and third-party gas and oil, provides risk-management services, and owns and operates an underground gas-storage reservoir.

Questar Corporation

Questar InfoComm, Inc. (Information Technology Services)		Questar Market Resources, Inc. (Subholding Company)	Questar Regulated Services Company (Subholding Company)

		Questar Gas Company (Retail Distribution)	Questar Pipeline Company (Transportation and Storage)	Questar Energy Services, Inc. (Nonregulated Products & Services)

Wexpro Company (Management and Development, Cost-of-Service Properties)	Questar Exploration and Production Company (Exploration and Production)	Questar Energy Trading Company (Wholesale Marketing, Risk Management, Gas Storage)		Questar Gas Management Company (Gathering and Processing)

E&P, General

Questar E&P conducts a blended program of lower risk development drilling and low-risk reserve acquisitions. It plans to take some exploration risks in 2004 by drilling one or more wells to evaluate deeper potential on its existing acreage at Pinedale (western Wyoming) and the Uinta Basin (eastern Utah). It maintains a geographic balance and diversity with core activities in the Rocky Mountain region of Wyoming, Utah and Colorado and the Midcontinent region of Oklahoma, Texas and Louisiana.

Natural gas remains the primary focus of Market Resources exploration and production (E&P) strategy. As of year-end 2003, Questar E&P had proved nonregulated reserves (reserves excluding quantities reported as cost-of-service reserves) of 999.2 bcf of gas and 26.6 MMbbls of oil and NGLs. On an energy-equivalent ratio, natural gas comprised approximately 86 percent of proved nonregulated reserves.

E&P Growth Strategy

During the last three years Questar E&P has focused on drilling wells and expanding production volumes from the Pinedale Anticline area in western Wyoming. On a combined basis, Questar E&P and Wexpro have an approximate 62 percent average working interest in 14,800 acres in the Mesa area. For 2003, net nonregulated production from Questar E&P's wells at Pinedale was 15.2 bcfe compared to 8.6 bcfe a year earlier.

In 2004 Market Resources will evaluate the deeper potential of the Pinedale acreage. To date, the Company has only drilled down to depths of about 14,500 feet on the Pinedale structure. A number of potentially productive deeper formations at depths of up to 19,500 feet remain untested. While there are examples of prolific production from these formations and depths elsewhere in the Rockies, the deeper potential on the Company’s acreage has not been evaluated. Only one well, 20 miles to the south of Market Resources’ acreage, has been drilled below the Mesaverde Formation on the Pinedale Anticline. Drilled in 1972, the well encountered a series of potential reservoir horizons but had mechanical problems and was never tested conclusively.

To date Market Resources has drilled three Pinedale wells on 20-acre spacing to evaluate optimum well density. The three new wells were direct 20-acre offsets to the Mesa Unit #2 well drilled by a Market Resources affiliate in 1981; the well was completed in only four Lance Formation intervals. The well has produced approximately 1.0 bcfe, primarily from a single interval. Market Resources measured the reservoir pressure in the same interval for the three 20-acre pilot wells. The data indicates little depletion as a result of the original #2 well. During 2004, Market Resources plans to drill additional 20-acre pilot wells before seeking approval for field-wide 20-acre development. Except for reserves from the three currently producing 20-acre pilot wells, Market Resources has not booked any proved reserves on 20-acre locations at Pinedale.

During 2003 Questar E&P continued its gas-directed Wasatch formation development drilling program in the Uinta Basin. Questar E&P participated in 103 gross wells in this region in 2003, and had net production of 29 bcfe.

At year-end 2003 Questar E&P had over 100 operated Wasatch well locations yet to drill. However, it expects lower production from the Uinta Basin in 2004. Questar E&P has now drilled over 400 wells in the Uinta Basin since acquiring Shenandoah Energy Inc. (SEI) in mid-2001. Well performance on average has been below what was predicted at the time of the acquisition. The current average expected ultimate recoverable (EUR) reserves for all Wasatch wells drilled to date is approximately 0.8 bcfe, compared to predicted EUR of 1.0 to 1.2 bcfe at the time of the SEI acquisition. Questar E&P attributes disappointing well performance to several factors, including high variability of the extent, quality and thickness of individual reservoirs and gathering system constraints.

In 2003 Questar E&P drilled or participated in six wells around the periphery of its acreage to evaluate the potential of deeper Mesaverde, Blackhawk, and Mancos Formation targets at depths ranging from 9,900 to 13,700 feet. Results to date confirm the presence of gas in the deeper horizons, but initial production rates and projected EUR from the deeper targets have been marginally economic. Questar E&P may drill several additional wells in 2004 to continue evaluation of deep potential on its extensive Uinta Basin leasehold.

Also in 2003 Questar E&P identified multiple oil pools and an updip gas play in the shallow Green River Formation. It continues to believe there is untapped potential in its extensive Uinta Basin leasehold acreage, but the extent and timing of exploitation remains uncertain.

Questar E&P has begun a systematic review of “legacy” properties in the Greater Green River Basin in southwestern Wyoming and northwestern Colorado, where it has 632,000 gross leasehold acres (418,000 net acres). It is evaluating deep potential, downspacing potential, and other play concepts on the flanks of older fields and will likely drill wells to evaluate some of these new opportunities in 2004.

Questar E&P has successfully exploited gas and oil properties in the Midcontinent that were obtained through acquisitions between 1987 and 1998. Total Midcontinent production was 31.9 bcfe in 2003, compared to 32.7 bcfe in 2002.

During 2003 Questar E&P initiated a Hartshorne coalbed methane (CBM) development project in the Arkoma Basin of eastern Oklahoma. It holds an average 71 percent working interest in over 24,000 leasehold acres. The Hartshorne coal has been recognized as a potential CBM play for decades. However, the thin 4- to 6-foot thick coal seam at 2,000 feet was only marginally economic when developed using conventional drilling and completion methods. Questar E&P is using new directional drilling technology to drill horizontal laterals of 1,500 to 2,000 feet while remaining within the thin coal interval. This approach greatly improves individual well recoveries and the overall economics of the play. Average well costs to date have been less than $400,000, with average expected reserves of 0.5 to 0.6 bcfe and average initial production of above 500 Mcfe per day. Based on 160-acre spacing, Questar E&P has a working interest in about 140 locations on its operated leasehold and will continue development in 2004.

E&P, Risk Management

Questar E&P manages risk by focusing primarily on development drilling. In addition, Market Resources may hedge up to 100 percent of its forecasted production from proved developed reserves when commodity prices are attractive. Questar E&P hedges production to lock in acceptable returns to protect cash flows and earnings from a decline in commodity prices. Market Resources also manages market-access risk by building the necessary infrastructure, particularly gathering and processing facilities, to handle production volumes. See Items 7 and 7A. for more information concerning the E&P group's risk-management activities.

Natural gas prices are volatile and subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months. In addition to seasonal variations and commodity prices, weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and on Questar E&P's operations.

Transportation capacity significantly impacts gas prices. The Rocky Mountain region is the fastest growing major producing region in the United States. The region produces more gas volumes than it can use, particularly during the non-heating season of each year. Only about 20 percent of the gas produced in the Rockies is consumed by local markets. Since most production volumes must be transported outside the area, the availability of pipeline capacity is critical. The expansion of the Kern River Pipeline (owned by MidAmerican Energy) in May of 2003, which added an additional 0.9 bcf of daily capacity from the Rocky Mountain area, helped sustain price levels during the summer of 2003. This new expansion, however, is fully subscribed, making it possible that prices will again be depressed during the summer of 2004 as production volumes from Wyoming continue to increase.

E&P, Competition and Customers

Questar E&P faces competition in all aspects of its business, including the acquisition of reserves and leases; obtaining goods, services and labor; and marketing its production. Its growth strategy depends, in part, on its ability to purchase reasonably priced reserves and develop such reserves in a low-cost and efficient manner. During 2003 Questar E&P decreased its lease operating expenses as a result of selling high operating cost properties in 2002 and increasing Pinedale production volumes.

Questar E&P, through Energy Trading, sells natural gas production to a variety of customers including pipelines, gas-marketing firms, industrial users and local distribution companies. It regularly evaluates counterparty credit and may require financial guarantees from parties that fail to meet its credit criteria. Crude volumes are sold to refiners, remarketers and other companies, including some with pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining or pipeline facilities.

E&P, Regulation

Questar E&P's operations are subject to various levels of government controls and regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling and production of wells; maintaining bonding requirements to drill and operate wells; submitting and implementing spill prevention plans; filing notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production; and regulating the location of wells. The operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties.

Most of Questar E&P's leases in the Rocky Mountain area are granted by the federal government and administered by federal agencies. Development of Pinedale leasehold acreage is subject to the terms of winter-drilling restrictions. During the last two years, Questar E&P has been working with federal and state officials in Wyoming to obtain authorization for limited winter drilling activities and has developed innovative measures, such as drilling multiple wells from a single location, to minimize the impact on wildlife and its habitat.

Wexpro, General

Wexpro provides Market Resources with steady growth and predictable earnings through a business model that is unique in the energy industry. Wexpro conducts gas and oil development and production activities on certain producing properties for Questar Gas under the terms of a comprehensive settlement agreement that allows it to recover its costs plus a return on its investment (“Wexpro Agreement”). The terms of the Wexpro Agreement are described in Note 11 in Item 8 of this report.

The gas and associated NGL volumes produced by Wexpro are reflected in Questar Gas’s rates at cost-of-service prices. (“Nonregulated” statistics do not include Wexpro's production and reserves.) Cost-of-service gas, plus the gas attributable to royalty-interest owners, satisfied 49 percent of Questar Gas's system requirements during 2003. The average wellhead cost (net of revenue credits) of Questar Gas's cost-of-service gas in 2003 was $2.59 per dth, which was lower than Questar Gas's average cost for field-purchased gas.

Wexpro, Other

Wexpro’s gas and oil development and production activities are subject to the same type of regulation as Questar E&P. Wexpro is also subject to scrutiny by the Public Service Commissions of Utah and Wyoming and by monitors hired by these entities to review the prudence of Wexpro’s actions and its costs when operating assets for Questar Gas.

Wexpro, under the terms of the Wexpro Agreement, also owns oil-producing properties. The revenues from the sale of crude oil produced from such properties are used to recover operating expenses and to provide Wexpro with a return on its investment. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro (46 percent) and Questar Gas (54 percent).

Gathering, Processing and Marketing, General

Gas Management performs gas gathering and processing activities. Under a contract with Questar Gas, Gas Management gathers cost-of-service volumes produced from properties operated by Wexpro. Gas Management has expanded its scope of gathering and processing activities to serve Questar E&P and other producers. Gas Management is a 50 percent partner in Rendezvous Gas Services (“Rendezvous”), a joint venture that operates gas gathering facilities in western Wyoming. These facilities gather volumes from the Pinedale Anticline and Jonah fields in western Wyoming for delivery to various interstate pipelines that serve the region. Gas Management plans to build a new gathering line from its Blacks Fork processing plant to a connection with the Kern River Pipeline.

Gas Management's processing margins are subject to the price difference between natural gas and NGLs. Gas Management is restructuring some of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. (A “keep-whole” contract insulates producers from NGL- and gas-price risk while a “fee-based” contract eliminates commodity price risk for the processing plant owner.)

Energy Trading conducts energy-marketing activities. Energy Trading combines gas volumes purchased from third parties and equity production (production from affiliates) to build a flexible and reliable portfolio. As a wholesale-marketing entity, Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains and Midwest that are close to reserves owned by affiliates or accessible by major pipelines. Energy Trading contracts for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin (a large baseload-storage facility owned by Questar Pipeline).

Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions. Energy Trading executes hedges in the form of fixed-price swaps for equity production on behalf of Questar E&P with a variety of contracts of varying duration. Energy Trading does not engage in speculative hedging transactions. See Item 7A and Notes 1 and 6 included in Item 8 of this report for additional information relating to hedging activities.

Energy Trading pays Questar E&P index prices for production volumes on which Questar E&P calculates and pays royalties. Energy Trading then resells such volumes and bears profit and loss risk. In addition to contracting for storage capacity at Clay Basin, Energy Trading also owns a 75 percent interest in and operates the Clear Creek storage facility in southwestern Wyoming. Energy Trading uses owned and leased storage capacity together with firm transportation capacity to take advantage of price differentials and arbitrage opportunities.

Environmental Matters

See Item 3. Legal Proceedings in this report for a discussion of the Company's environmental matters.

Employees

As of December 31, 2003 Market Resources had 535 employees in the United States, compared to 578 at year-end 2002. None of these employees is represented under collective bargaining agreements. The decrease in employees in part reflects the sale of four Company-owned drilling rigs in the first quarter of 2003. The Company also periodically engages independent consulting petroleum engineers and other technical specialists on a fee basis.

ITEM 2.  PROPERTIES.

E&P, Reserves

The following table sets forth Questar E&P's estimated proved reserves, the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2003. The proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas. The reserves were collectively estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; and Netherland, Sewell & Associates, Inc., independent petroleum engineers. Market Resources does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. All properties are located in the United States due to the sale of Canadian properties in the last half of 2002.

Estimated proved reserves Natural gas (bcf) Oil and NGL (MMbbls)	999.2 26.6
Total proved reserves (bcfe)	1,158.7
Proved developed reserves (bcfe)	735.2
Estimated future net revenues before future income taxes (in thousands) (1)	$4,539,751
Standardized measure of discounted net cash flows (in thousands) (2)	$1,530,013

(1)

Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, using average year-end 2003 prices of $5.57 per Mcf for natural gas and $30.45 per barrel for oil and NGL combined (adjusted for basis, gathering and processing fees, and quality), net of estimated production and development costs (but excluding the effects of general and administrative expenses; debt services; depreciation, depletion and amortization; and income tax expense.

(2)

The standardized measure of discounted net cash flows prepared by the Company represents the present value of estimated future net revenues after income taxes, discounted at 10 percent.

Estimates of proved reserves and future net revenues are made at year-end, using net-to-the-well sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the remaining life of the properties (except to the extent a contract specifically provides for escalation). Year-end prices do not include the effect of hedging. Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document are estimates prepared by third-party engineers on behalf of the Company.

Refer to Note 13 included in Item 8 of this report for additional information pertaining to Market Resources' proved reserves as of the end of each of the last three years.

Market Resources will also file estimated reserves as of December 31, 2003 with the Energy Information Administration in the Department of Energy on Form EIA-23. Although Market Resources uses the same technical and economic assumptions when it prepares the EIA-23, the report will differ significantly from the quantities reported herein because the Company is obligated to report reserves for all wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Market Resources' nonregulated proved reserves for the years 1999 through 2003 follows:

                Nonregulated Proved Gas and Oil Reserves (bcfe)*

Year

Year-End Reserves

Annual Production

Reserve Life (Years)

1999

597.6

76.6

7.8

2000

730.1

82.3

  8.9

2001

1,184.4

85.6

13.8

2002

1,113.4

96.3

11.6

2003

1,158.7

92.8

12.5

*Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

E&P, Production

The following table sets forth the net nonregulated production volumes, the average sales prices per Mcf of gas, per barrel of oil and of NGL produced, and the production cost per Mcfe. Production costs include direct lifting costs (labor, repairs and maintenance, materials, supplies and workovers), and the costs of administration of production offices, insurance and property and severance taxes, but excludes depreciation, depletion and amortization applicable to capitalized lease acquisition, exploration and development expenditures.

December 31,
	2003	2002	2001
United States (excluding cost-of-service activities) Volumes produced and sold Gas (bcf) Oil and NGL (MMbbls)	78.8 2.3	74.9 2.3	63.9 1.8
Average realized selling price (includes hedges) Gas (per Mcf) Oil and NGL (per bbl)	$ 3.62 23.39	$ 2.61 20.26	$ 3.21 18.14
Production costs per Mcfe Lease operating expense Production taxes	$ 0.49 0.33	$ 0.51 0.20	$ 0.55 0.29
Production cost per Mcfe	$ 0.82	$ 0.71	$ 0.84

	December 31,
	2003	2002	2001
Canada (in U.S. dollars) Volumes produced and sold Gas (bcf) Oil and NGL (MMbbls)	- -	4.8 0.5	6.7 0.7
Average realized selling price (includes hedges) Gas (per Mcf) Oil and NGL (per bbl)	- -	$ 2.22 21.03	$ 3.25 21.98
Production costs per Mcfe Lease operating expense	-	$0.92	$0.74
Production cost per Mcfe	-	$0.92	$0.74

Cost-of-Service, Production Volumes produced Gas (bcf) Oil and NGL (MMbbls)	40.1 0.4	41.2 0.5	37.9 0.5

Market Resources’ Productive Wells

The following table summarizes Market Resources' productive wells as of December 31, 2003.  All of these wells are located in the United States.

  Gas

Oil

Total

Gross

3,636

921

4,557

Net

1,686

499

2,185

Although many of Market Resources' wells produce both gas and oil, a well is categorized as either a gas well or an oil well based upon the ratio of gas to oil produced. Each well completed in more than one producing zone is counted as a single well. At the end of 2003 there were 59 gross wells with multiple completions.

Market Resources also holds numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in Market Resources' gross and net well count.

E&P, Leasehold Acreage

The following table summarizes developed and undeveloped leasehold acreage in which Market Resources owns a working interest as of December 31, 2003. “Undeveloped Acreage” includes leasehold interests that already may have been classified as containing proved undeveloped reserves and unleased mineral-interest acreage owned by the Company. Excluded from the table is acreage in which Market Resources' interest is limited to royalty, overriding royalty and other similar interests.

Leasehold Acreage - December 31, 2003

    Developed (1)

 Undeveloped (2)

   Total

  Gross

Net

Gross

Net

Gross

Net

United States

   Arizona

-

-

480

450

480

450

   Arkansas

32,322

10,513

510

400

32,832

10,913

   California

345

113

3,390

1,240

3,735

1,353

   Colorado

146,505

99,595

199,899

101,495

346,404

201,090

   Idaho

-

-

44,174

10,642

44,174

10,642

   Illinois

172

39

14,267

3,989

14,439

4,028

   Indiana

-

-

269

235

269

235

   Kansas

134

134

16,000

3,772

16,134

3,906

   Kentucky

-

-

13,723

5,468

13,723

5,468

   Louisiana

14,436

9,186

1,267

1,114

15,703

10,300

   Michigan

169

28

6,400

1,346

6,569

1,374

   Minnesota

-

-

313

104

313

104

   Mississippi

2,862

1,902

1,095

468

3,957

2,370

   Montana

18,349

8,463

308,349

56,497

326,698

64,960

   Nevada

320

280

680

542

1,000

822

   New Mexico

83,873

66,906

35,862

14,610

119,735

81,516

   North Dakota

2,742

458

144,312

21,532

147,054

21,990

   Ohio

-

-

202

43

202

43

   Oklahoma

1,470,260

258,984

48,281

33,421

1,518,541

292,405

   Oregon

-

-

43,868

7,670

43,868

7,670

   South Dakota

-

-

204,398

107,828

204,398

107,828

   Texas

153,646

51,432

55,183

42,423

208,829

93,855

   Utah

82,357

66,135

221,879

116,865

304,236

183,000

   Washington

-

-

26,631

10,149

26,631

10,149

   West Virginia

969

115

-

-

969

115

   Wyoming

229,701

149,430

412,008

246,942

641,709

396,372

      Total

2,239,162

723,713

1,803,440

789,245

4,042,602

1,512,958

(1)

Developed acreage is acreage spaced or assignable to productive wells.

(2)

Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Substantially all the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date. In that event, the lease will remain in effect until production ceases. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

        Acres Expiring

    Gross

  Net

Twelve Months Ending

     December 31, 2004

     77,872

  51,574

     December 31, 2005

     73,002

  47,483

     December 31, 2006

     84,787

  56,693

     December 31, 2007

     39,786

  36,387

     December 31, 2008 and later

     34,926

  23,595

Market Resources, Drilling Activity

The following table summarizes the number of development and exploratory wells drilled by Market Resources, including the cost-of-service wells drilled by Wexpro, during the years indicated.

              Year Ended December 31,

Productive

Dry

2003

2002

2001

2003

2002

2001

Net Wells Completed

United States

-Exploratory

  3.7

  0.6

 0.4          0.2

1.0          0.4

-Development

132.3

150.9

120.0

  9.6

2.4

  4.3

Canada

             -Exploratory

        -

    0.5

 0.9

     -

       -

  1.9

-Development

    2.3

        -

    2.3

     -

0.4

  0.1

Total

-Exploratory

    3.7

    1.1

 1.3

  0.2

1.0

  2.3

-Development

132.3

153.2

122.3

  9.6

2.8

  4.4

Gross Wells Completed

United States

-Exploratory

  10.0

   2.0

 1.0

  2.0

1.0

  1.0

-Development

282.0

215.0

251.0

19.0

5.0

11.0

Canada

             -Exploratory

        -           1.0

    2.0

     -

   -

  5.0

-Development

        -

    9.0

 9.0

     -

1.0

  1.0

Total

-Exploratory

  10.0

    3.0

 3.0

  2.0

1.0

  6.0

-Development

282.0

224.0

260.0

19.0

6.0

12.0

Gathering, Processing and Marketing

Gas Management owns 1,452 miles of gathering lines located in Utah, Wyoming, Colorado and Oklahoma.  In conjunction with these gathering facilities, Gas Management owns compression facilities, field dehydration and measuring systems. Gas Management is a 50 percent partner in Rendezvous, which owns an additional 156 miles of gathering lines and associated field equipment.

Gas Management owns gas processing plants that have an aggregate daily capacity of 224 MMcf. These plants include the Blacks Fork processing plant in southwestern Wyoming that has a daily capacity of 84 MMcf and the Red Wash processing plant in the Uinta Basin that has a daily capacity of 70 MMcf.

Energy Trading, through a limited liability company in which it has a 75 percent interest, owns and operates the Clear Creek gas storage facility in southwestern Wyoming.

ITEM 3.  LEGAL PROCEEDINGS.

There are various legal proceedings pending against Market Resources and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position, operating results or liquidity. Significant cases are discussed below.

Grynberg. Questar defendants including Questar E&P are involved in two separate lawsuits filed by Jack Grynberg, an independent producer. The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, Consolidated Case MDL No. 1293 (D. Wyo.) involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. The Questar defendants have been deposing Grynberg and currently plan to file a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction.

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, but in this case the plaintiff has added additional claims of antitrust violations and fraud. In June of 2001 the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

Kansas Cases.  Energy Trading is a named defendant in tandem cases pending in a Kansas district court, Price v. Gas Pipelines, No. 99C30 (Dist. Ct. Kan.) and Price v. El Paso Entities, No. 03 C 23 (Dist. Ct. Kan.). These cases are similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The purported class involves all royalty owners of production from non-federal and non-Indian lands located in Kansas, Wyoming, and Colorado. Energy Trading opposes certification of the class and contends that it does not engage in any measurement activities in Kansas. Affiliates of Energy Trading do engage in measurement activities, but not in Kansas.

Beaver Gas Pipeline System.  Questar E&P is a named defendant in Kaiser-Francis Oil Co. v. Anadarko Petroleum Corp., Case No. CJ-2003-66518 (Dist. Ct. Okla.). This lawsuit was filed by its co-defendant in a prior Oklahoma case, Bridenstine v. Kaiser-Francis Oil Co. The original lawsuit was a class action with allegations of improper royalty payments for wells connected to the Beaver Gas Pipeline System in western Oklahoma. Questar E&P and Anadarko (as the successor to Union Pacific Resources Company) settled the lawsuit in December of 2000 by agreeing to pay a total sum of $22.5 million, of which $16.5 million was allocated to Questar E&P. Kaiser-Francis chose not to settle and had a jury verdict in excess of $50 million (including interest and reflecting a credit for the settlement) entered against it.

In the new lawsuit, Kaiser-Francis claims express and implied indemnity against its former co-defendants and requests payment for the damages assessed against it and for its legal defense costs. Questar E&P has asked the court to dismiss the lawsuit for failure to state a claim, or, at the very least, to transfer the case to the county in which the 2000 settlement agreement was approved and the jury trial was held.

Questar E&P is the named defendant in two other cases involving the Beaver system. In State of Oklahoma, Commissioners of the Land Office v. Kaiser-Francis Oil Company, et. al., No. CJ 2002-94, the state of Oklahoma opted out of the class represented in the Bridenstine case and alleges basically the same claims present in such case, e.g., improper deductions for gathering fees and resulting underpayment of royalties. The Oklahoma Tax Commission, in Oklahoma ex rel. State Tax Commission v. Questar Exploration and Production Co., No. W-2004-10 (Dist. Ct. Okla.), contends that Questar E&P should pay additional production taxes to reflect the settlements involving the Beaver system and another pipeline system formerly owned by Questar E&P.

Bishop.  Wexpro and Questar Gas have been named as defendants in a new case, Bishop v. Questar Gas Co., No. C-04-45R (Wyo. Dist. Ct.). This class-action case involves allegations that the defendants underpaid royalties on cost-of-service volumes produced between July 1, 1989 and December 31, 1995 and failed to properly disclose deductions on royalty checks. In 2002 the same Questar defendants and the plaintiffs settled royalty underpayment claims involving cost-of-service volumes produced in 1996 and subsequent years. See the Company's Form 10-Q Report for the Quarter ended September 30, 2002, Item 1.  Legal Proceedings. This new case was served on March 22, 2004 and has not been certified as a class action. The named Questar defendants will oppose class certification and will vigorously defend against the allegations raised in the new complaint on the basis that no deductions were taken and therefore none needed to be reported.

Environmental Matters.  Questar E&P has intervened in a lawsuit that was filed by Wyoming environmental groups against the Bureau of Land Management (“BLM”), Wyoming Outdoor Council v. Bennett, Case No. 03-CV50-J (D. Wyo.). The environmental groups claim that the BLM violated federal law and regulatory provisions when it approved Questar E&P's request for an exception that allowed limited drilling to be conducted during the winter of 2002-2003. (Questar E&P obtained another exception for the winter of 2003-2004.) Questar E&P contends that the BLM complied with federal regulations by taking a “hard look” at the environmental effects of granting a limited exception and by posting proper notice before taking such action.

Market Resources subsidiaries are listed as “responsible parties” at other sites involving hazardous wastes. They have also received formal notices of violation or informal inquiries from state environmental agencies and the federal Environmental Protection Agency (the “EPA”). None of these sites is significant to the entity involved. With the possible exception of an enforcement action that the EPA may bring against QEP Uinta Basin, Inc. (a subsidiary of Questar E&P) for violation of air permit requirements for operations on tribal lands in eastern Utah, there is no pending proceeding involving formal or informal notices of violation that includes a penalty of $100,000 or more.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, as a wholly-owned subsidiary of a reporting company under the Exchange Act, is entitled to omit the information in this Item.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company's outstanding shares of common stock, $1.00 par value, are owned by Questar. Information concerning the dividends paid on such stock and the ability to pay dividends is reported in the Statements of Consolidated Shareholder's Equity and the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company, as the wholly owned subsidiary of a reporting company under the Exchange Act, as amended, is entitled to omit the information requested in this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Questar Market Resources, Inc. and its subsidiaries (the “Company” or “Market Resources”) is a wholly owned subsidiary of Questar Corporation (“Questar”). Market Resources, through its subsidiaries, conducts gas and oil exploration, development and production, gas gathering and processing, wholesale-energy marketing and operates a private gas-storage facility. Questar Exploration and Production (“Questar E&P”), conducts exploration, development and production activities. Wexpro Company (“Wexpro”) operates and develops cost-of-service reserves for an affiliate, Questar Gas. Questar Gas Management (“Gas Management”) gathers and processes natural gas. Questar Energy Trading (“Energy Trading”) markets equity and third-party gas and oil, provides risk-management services and through its interest in Clear Creek Storage Company, LLC, operates an underground gas-storage reservoir. Market Resources uses price hedges to protect earnings and cash flows from adverse commodity-price changes, but does not enter into gas- and oil-hedging contracts for speculative purposes. Following is a summary of Market Resources' financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$285,118	$205,928	$226,656
Oil and natural gas-liquids sales	67,020	67,572	59,482
Cost-of-service gas operations	100,997	93,177	89,934
Energy marketing	357,346	218,832	337,845
Gas gathering, processing and other	58,527	43,614	32,480
Total revenues	869,008	629,123	746,397

Operating expenses
Energy purchases	342,476	202,132	324,124
Operating and maintenance	130,680	131,598	112,087
Depreciation, depletion and amortization	121,316	117,446	92,678
Exploration	4,498	6,086	6,986
Abandonment and impairment of gas, oil
and related properties	4,151	11,183	5,171
Production and other taxes	53,343	28,558	43,125
Wexpro settlement agreement oil income sharing	2,199	1,676	2,885
Total operating expenses	658,663	498,679	587,056
Operating income	$210,345	$130,444	$159,341

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	78,811	79,674	70,574
Oil and natural gas liquids (Mbbl)	2,324	2,764	2,500
Total production (bcfe)	92.8	96.3	85.6
Average daily production (MMcfe)	254	264	234

Nonregulated sales price, net to the well
Average realized sales price (including hedges)
Natural gas (per Mcf)	$3.62	$2.58	$3.21
Oil and natural gas liquids (per bbl)	$23.39	$20.39	$19.22

Average sales price (without hedges)
Natural gas (per Mcf)	$4.17	$2.17	$3.84
Oil and natural gas liquids (per bbl)	$28.47	$22.93	$23.14

Wexpro investment base at December 31, net of depreciation and deferred income taxes (in millions)	$172.8	$164.5	$161.3

Energy-marketing volumes (Mdthe)	80,196	83,816	91,791

Natural gas-gathering volumes (Mdth)
For unaffiliated customers	114,774	112,205	91,729
For Questar Gas	41,568	40,685	37,161
For other affiliated customers	46,150	38,136	27,049
Total gathering	202,492	191,026	155,939
Gathering revenue (per dth)	$0.20	$0.16	$0.13

Exploration and Production Activities

Market Resources’ 2003 net income benefited from higher prices for natural gas, oil and natural gas liquids. Realized natural gas prices, net to the well, increased 40% year over year compared to 2002. Realized oil and natural gas-liquid prices, net to the well, increased 15% in 2003. A change in accounting for asset-retirement obligations reduced Questar E&P income by $4.6 million in 2003.

Approximately two-thirds of Market Resources' annual nonregulated production is in the Rockies region and one-third in the Midcontinent region. Rockies prices increased 53% in 2003 versus 2002. Rockies prices benefited from the expansion of a regional pipeline in May 2003 which added 0.9 bcf per day of transportation capacity. The Rockies basis differential – measured against the NYMEX benchmark – averaged $1.93 per MMbtu from May 2002 to April 2003 and fell to $0.60 per MMbtu between May and December 2003. In response to lower gas prices in 2002 Questar E&P shut-in 3.3 bcfe of Rockies gas production. Midcontinent realized natural gas prices were 27% higher in 2003 compared with 2002.

	Year Ended December 31,
	2003	2002	2001
	(per Mcf)
Average realized gas prices by region (including hedges)
Rockies	$3.27	$2.14	$2.83
Midcontinent	4.26	3.35	3.54
Canada	-	2.22	3.25
Total	3.62	2.58	3.21

The Company has hedged 67.9 bcf of forecasted 2004 natural gas production at $4.02 per Mcf, net to the well. Net-to-the-well prices reflect adjustments for basis, gathering and processing fees, and quality.

Market Resources hedged or presold approximately 70% of nonregulated gas production in 2003 at an average price of $3.38 per Mcf, net to the well. The 2003 hedges resulted in a $43.2 million revenue reduction compared with revenues that would have been realized had the Company not hedged its production. About 53% of nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well, resulting in an $11.8 million reduction in oil revenues. In 2002 hedging activities added $32.9 million to gas revenues and reduced oil revenues by $7 million. Market Resources hedges gas and oil production when prices are attractive to lock in acceptable returns and cash flow, and to protect against price declines. The Company believes hedging lowers risk and thus lowers cost of capital.

Nonregulated natural gas-equivalent production was 4% lower in 2003 compared to the prior year due to natural decline and sale of noncore producing properties, including the Company’s Canadian subsidiary. Adjusted for property sales, production was 10% higher in 2003 at 92.8 bcfe compared with 84 bcfe in 2002. Overall Rockies production increased 9% year over year. Midcontinent production declined 2% in 2003 due to natural decline and the sale of noncore producing properties in 2002. Following is a table showing production volumes by region:

	Year Ended December 31,
	2003	2002	2001
	(in bcfe)
Region
Rockies	60.9	56.1	36.3
Midcontinent	31.9	32.7	38.3
Canada	-	7.5	11.0
Total	92.8	96.3	85.6

Market Resources expects to replace natural gas and oil production and continue to grow nonregulated reserves in 2004, primarily through increased development drilling in the Rockies and continued development drilling in the Midcontinent.

Market Resources completed its first full year of a program designed to accelerate the pace of drilling while reducing the environmental impact of its development activities on the Pinedale Anticline in western Wyoming. During 2003 Market Resources drilled and completed 25 gross (17.1 net) new wells at Pinedale. In addition, two wells were drilled to intermediate-casing points, and one well was drilling at year end. Market Resources’ net nonregulated Pinedale production totaled 15.2 bcfe for 2003 compared to 8.6 bcfe in 2002 a 76% increase.

During the winter of 2002-2003 Market Resources conducted long-term production tests on six wells that were drilled to test the deeper Mesaverde Formation at Pinedale. The Mesaverde immediately underlies the main Lance Formation pay interval. Based on encouraging test results, all 2003 Pinedale wells were drilled and completed in both the Lance and Mesaverde pay intervals. 2003 drilling results demonstrate the widespread productive potential of the Mesaverde on the Company’s Pinedale acreage.

Also during 2003 Market Resources demonstrated that pad drilling at Pinedale is technically feasible and commercially viable at current commodity prices. By directionally drilling up to 16 development wells from each surface location, Market Resources can develop this world-class gas accumulation while minimizing the surface disturbance and environmental impact on critical mule-deer winter rangeland. With year-round drilling, Market Resources projects that it could drill all remaining wells on its Pinedale acreage with only nine new drilling pads. The Company is working with various stakeholders on a five-year study to assess the impact of winter drilling on wildlife.

In 2004 Market Resources will evaluate the deeper potential of the Pinedale acreage. To date, the Company has only drilled down to depths of about 14,500 feet on the Pinedale structure. A number of potentially productive deeper formations at depths of up to 19,500 feet remain untested. While there are examples of prolific production from these formations and depths elsewhere in the Rockies, the deeper potential on the Company’s acreage has not been evaluated. Only one well, 20 miles to the south of Market Resources’ acreage, has been drilled below the Mesaverde Formation on the Pinedale Anticline. Drilled in 1972, the well encountered a series of potential reservoir horizons but had mechanical problems and was never tested conclusively.

Production from Questar E&P’s Uinta Basin properties in eastern Utah grew 8% to 29 bcfe in 2003. Production data indicates well performance in some areas is falling significantly below projections made at the time the Company acquired Shenandoah Energy (SEI). Current average reserves for all Wasatch Formation wells completed to date is approximately 0.8 bcfe per well compared to predicted reserves of 1.0 to 1.2 bcfe at the time of the acquisition. Factors causing reduced well performance include high variability of the size, quality and thickness of individual reservoirs and difficulties in optimizing the gathering system to handle the highly variable flowing wellhead pressures that exist between different vintage wells. Market Resources continues to adjust its reserve base to reflect performance-related revisions.

Higher sales prices in 2003 resulted in higher production taxes. Lease-operating expenses were lower in the 2003 period after the 2002 sale of higher-cost Canadian and other noncore properties. Depreciation, depletion and amortization rates increased in 2003 due to higher costs and in part due to lower estimated reserves in Questar E&P’s Uinta Basin properties. A comparison of costs for nonregulated production is shown in the table below:

	Year Ended December 31,
	2003	2002	2001
	(per Mcfe)

Lease-operating expense	$0.49	$0.55	$0.58
Production taxes	0.33	0.17	0.25
Lifting costs	0.82	0.72	0.83
Depreciation, depletion and amortization	0.95	0.91	0.83
General and administrative expense	0.29	0.27	0.24
Allocated-interest expense	0.23	0.27	0.21
Total	$2.29	$2.17	$2.11

Nonregulated Gas and Oil Reserves

In 2003 gas and oil reserves increased 4%, after production and sales of producing properties, to 1,159 bcfe. Questar E&P’s nonregulated production-replacement ratio was 149% in 2003 and 26% in 2002. Net reserve additions, revisions, purchases and sales in place totaled 138 bcfe in 2003 and 25 bcfe in 2002. Questar E&P’s five-year average finding cost of nonregulated reserves per Mcfe was $0.84 in 2003 and $0.85 in both 2002 and 2001.

Proved nonregulated reserves by major operating areas at December 31, 2003 follow:

	bcfe	Percentage
Rocky Mountains
Pinedale Anticline	443.2	38%
Uinta Basin	303.3	26
Other Rocky Mountains	133.0	12
Subtotal - Rocky Mountains	879.5	76
Midcontinent	279.2	24
Total - Nonregulated reserves	1,158.7	100%

Wexpro Earnings

Wexpro earned $32.6 million in 2003 compared to $30.8 million in 2002 due to increased investment in gas-development wells, higher realized prices for oil, capitalized interest associated with construction, and lower debt expense. Wexpro manages and develops gas reserves on behalf of Questar Gas. Wexpro activities are governed by a long-standing agreement (Wexpro Agreement) with the States of Utah and Wyoming. Pursuant to the Wexpro Agreement, Wexpro produces gas on behalf of Questar Gas, recovers its costs and receives an after-tax return of approximately 19% on its net investment in commercial wells and related facilities – known as the investment base – adjusted for working capital, deferred taxes, and depreciation. Wexpro’s 2003 results included a $563,000 after-tax charge for the cumulative effect of an accounting change for asset-retirement obligations.

Gas Gathering and Processing; Gas and Oil Marketing

Net income from gas gathering and marketing operations increased 18% to $13.0 million in 2003. Gathering volumes increased 11.5 MMdth to 202.5 MMdth in 2003 as the result of increased investment in gathering facilities in the Pinedale area. Gas Management’s December 2002 purchase of the remaining 50% of the Blacks Fork processing plant added $1.9 million to income in 2003. Pre-tax earnings from Gas Management’s 50% interest in Rendezvous Gas Services increased from $2.2 million in 2002 to $4.7 million in 2003. Rendezvous provides gas gathering services for the Pinedale/Jonah producing areas. Energy Trading’s margins – revenues less the costs to purchase gas and oil and transport gas – declined $1.8 million in 2003 due primarily to losses from long-term transportation contracts that were above market rates for much of 2003.

Interest and Other Income

In 2002 Market Resources sold noncore properties resulting in a $43.2 million pretax gain and favorably settled a lawsuit and other contracts resulting in $5.6 million of pretax earnings. Sales of noncore properties generated a $13.9 million pretax gain in 2001.

Debt Expense

Debt expense was 19% lower in 2003 compared with 2002 primarily due to lower debt balances. Market Resources used proceeds from fourth quarter 2002 asset sales and cash flow from operations to reduce debt. Debt expense was 52% higher in 2002 compared with 2001 primarily due to increased debt used to fund the purchase of SEI in July of 2001. The impact of higher debt was partially offset by lower short-term interest rates.

Earnings from Unconsolidated Affiliates

Rendezvous Gas Services' income increased in 2003 due to higher volumes and rates. Gas Management is a 50% owner in Rendezvous, which provides gas-gathering services for the Pinedale/Jonah producing area of western Wyoming. Gas Management’s share of earnings from the Blacks Fork processing plant are included in the 2002 and 2001 results. Gas Management became the sole owner of the Blacks Fork processing plant in the fourth quarter of 2002.

Income Taxes

The effective combined federal, state and foreign income tax rate was 36.3% in 2003, 35.2% in 2002 and 34.9% in 2001. The Section 29 income tax credit associated with production of nonconventional fuels expired December 31, 2002. Section 29 credits were $4.9 million in 2002 and $5 million in 2001.

Cumulative Effect of Changes in Accounting Method

On January 1, 2003 the Company adopted a new accounting rule, Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset-Retirement Obligations” and recorded a cumulative effect that reduced net income by $5.1 million. SFAS 143 accretion expense was $2.3 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Net income	$115,990	$97,929	$101,134
Noncash adjustments to net income	195,637	146,952	119,572
Changes in operating assets and liabilities	(42,127)	16,613	30,592
Net cash provided from operating activities	$269,500	$261,494	$251,298

Net cash provided from operating activities increased 3% in 2003 compared with 2002 due to increased to income and noncash adjustments to income. Higher realized prices for gas and oil in 2003 resulted in an increased investment in receivables, inventories and hedging collateral deposits. Net cash provided from operating activities increased in 2002 compared with 2001 primarily due to higher depreciation and deferred income taxes.

Investing Activities

Market Resources increased its investment in the Pinedale Anticline development project in 2003. Market Resources plans to drill and complete 30 wells at Pinedale in 2004 compared to 25 in 2003 and an average of about 15 wells per year in the 2000-2002 periods. In 2003 Market Resources participated in 352 wells (146 net), resulting in 136 net successful gas and oil wells and 10 net dry or abandoned wells. The net drilling success rate was 93% in 2003. There were 39 gross wells in progress at year end. In 2003 Gas Management invested $14.8 million in the Rendezvous partnership.

Capital expenditures for 2002 and 2003 and a forecast for 2004follows:

	Year Ended December 31,
	2004 Forecast	2003	2002
		(in thousands)

Drilling and other exploration	$ 16,300	$ 11,055	$ 5,966
Development drilling	157,600	146,608	112,173
Wexpro development drilling	31,500	33,028	24,065
Reserve acquisitions	-	2,492	65
Production	14,800	9,687	14,191
Gathering and processing	21,400	31,448	31,407
Storage	500	333	40
General	3,800	3,480	1,453
	$245,900	$238,131	$189,360

Financing Activities

Net cash from operations exceeded the sum of net investing activities and dividends by $23.1 million in 2003 and $212.8 million in 2002. Market Resources paid down its revolving debt by $145 million. In 2002 the Company generated more than $158 million of cash through the sale of noncore assets and used the proceeds to repay debt.

Market Resources’ consolidated capital structure consisted of 40% debt and 60% shareholder equity at December 31, 2003. Moody’s and Standard & Poor’s have rated Market Resources senior unsecured debt Baa3 and BBB+, respectively.

Maturing long-term debt and the fair value of hedging contracts at December 31, 2003 resulted in current liabilities in excess of current assets.

The Company has negotiated a new credit facility to replace an existing facility that matures in April 2004. The new facility has terms that are comparable to or better than the maturing facility and extends through March 2009.

Contractual Cash Obligations and Other Commitments

Market Resources enters into a variety of contractual cash obligations and other commitments in the course of ordinary business activities. The following table summarizes the Company's significant contractual cash obligations:

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)

Long-term debt	$405.0	$55.0	$ -	$200.0	$150.0
Transportation and storage contracts	53.3	5.4	10.9	10.1	26.9
Operating leases	7.6	2.1	4.1	1.4	-
Total	$465.9	$62.5	$15.0	$211.5	$176.9

Critical Accounting Policies, Estimates and Assumptions

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management:

Successful-Efforts Accounting for Gas and Oil Operations

The Company follows the successful-efforts method of accounting for gas- and oil-property acquisitions, exploration, development and production activities. Under this method, the acquisition costs of proved and unproved properties, successful exploratory wells and development wells are capitalized. Other exploration costs, including geological and geophysical costs, the costs of carrying unproved property and unsuccessful exploratory-well costs are expensed. Costs to operate and maintain wells and field equipment are expensed as incurred.

The costs of unproved properties are generally combined and amortized over the expected holding period for such properties. Individually significant unproved properties are periodically reviewed for impairment. Net capitalized costs of unproved properties are reclassified as proved property when related proved reserves are determined or charged against the impairment allowance when abandoned.

Capitalized proved-property-acquisition costs are amortized by field using the unit-of-production method based on proved reserves. Capitalized exploratory-well and development costs are amortized similarly by field based on proved-developed reserves. The calculation takes into consideration estimated future equipment dismantlement, surface restoration and property-abandonment costs, net of estimated equipment-salvage values. Other property and equipment is generally depreciated using the straight-line method over estimated useful lives or the unit-of-production method for certain processing plants. A gain or loss is generally recognized only when an entire field is sold or abandoned, or if the unit-of-production amortization rate would be significantly affected.

The Company engages independent consultants to prepare estimates of the nonregulated proved gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

Long-lived assets are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated on a field-by-field basis. If the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value which is determined using discounted future net revenues.

Wexpro Agreement

Wexpro activities are governed by a long-standing agreement, the Wexpro Agreement, with the states of Utah and Wyoming. Pursuant to this agreement, Wexpro produces gas on behalf of Questar Gas and is reimbursed for incurred costs. In addition, Wexpro receives an after-tax return on its investment in commercial wells and related facilities – known as the investment base – adjusted for working capital, deferred taxes and depreciation. The Wexpro Agreement also sets forth the rights of Questar Gas’s utility operations to share a portion of the profits from Wexpro’s oil-development operations after the recovery of costs and an allowed return. The Wexpro Agreement was approved by the Public Service Commission of Utah and the Public Service Commission of Wyoming in 1981 and affirmed by the Utah Supreme Court in 1983 (See Item 8,

Note 11).

Accounting for Derivatives

The Company uses derivative instruments, typically fixed-price swaps, to hedge against a decline in the average market price of its gas and oil production. Accounting rules for derivatives require that these instruments be marked to fair value at the balance-sheet reporting date. The difference between fair value and carrying value is reported either in net income or comprehensive income depending on the structure of the derivatives. The Company has structured virtually all energy-derivative instruments as cash-flow hedges as defined in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in comprehensive income or loss until the underlying gas or oil is produced. When a derivative is terminated before its contract expires, the associated gain or loss is recognized as income over the life of the previously hedged production.

Revenue Recognition

Revenues are recognized in the period that services are provided or products are delivered. The Company’s exploration and production operations use the sales method of accounting for gas, oil and NGL revenues, whereby revenue is recognized on all gas, oil and NGL sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property. Revenues and prices for gas, oil, and NGL are reported on a “net-to-the-well” basis after adjustments for basis, gathering and processing fees, and quality.

Recent Accounting Developments

The Securities and Exchange Commission has requested that the Financial Accounting Standards Board review the applicability of certain provisions of SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” For a discussion of recent accounting developments, see disclosures in Item 8,

Note 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources’ primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources bears the risk associated with commodity-price changes and uses gas- and oil-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of Market Resources-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas-and-oil-price hedging support Market Resources’ earnings, rate of return and cash flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by Market Resources’ Board of Directors. The Company may to hedge up to 100% of forecast production from proved-developed reserves when prices are attractive. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves. Hedges are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness.

That portion of hedges no longer deemed effective is immediately recognized in the income statement. The ineffective portion of hedges was not significant in 2003, 2002 and 2001.

As of December 31, 2003 approximately 80% of forecast 2004 gas production is hedged at an average price of $4.02 per Mcf, net to the well. Hedges are more heavily weighted to the Rockies to reduce basis risk and to protect returns on capital. In addition, Market Resources could curtail production if prices drop below levels necessary for profitability.

Market Resources enters into commodity-price hedging arrangements with several banks and energy-trading firms. Generally, the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. In some contracts, the amount of credit allowed before Market Resources must post collateral varies depending on the credit rating assigned to Market Resources’ debt. At Market Resources’ current credit ratings, the credit available from each counterparty ranges between $5 million and $20 million, depending on the agreement. In cases where this arrangement exists, if Market Resources' credit ratings fall below investment grade (BBB- by Standard & Poor’s or Baa3 by Moody’s), counterparty credit generally falls to zero. The Company maintains lines of credit to cover potential collateral calls. Collateral required at December 31, 2003 was $9.1 million.

A summary of Market Resources’ hedging positions for equity production as of February 18, 2004 is shown below. Prices are net to the well. Currently, all hedges are fixed-price swaps with creditworthy counterparties, which allows the Company to achieve a known price for a specific volume of production delivered into a regional sales point, i.e., incorporating a known basis. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

	Rocky			Rocky
Time periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

First half of 2004	22.8	12.0	34.8	$3.79	$4.53	$4.05
Second half of 2004	21.0	12.1	33.1	3.69	4.53	3.99
12 months of 2004	43.8	24.1	67.9	3.74	4.53	4.02

First half of 2005	13.1	7.7	20.8	$3.84	$4.44	$4.06
Second half of 2005	13.3	7.9	21.2	3.84	4.44	4.06
12 months of 2005	26.4	15.6	42.0	3.84	4.44	4.06

	Oil (in Mbbl)			Average price per bbl, net to the well
First half of 2004	290	75	365	$30.74	$31.39	$30.87
Second half of 2004	276	92	368	30.50	31.39	30.73
12 months of 2004	566	167	733	30.62	31.39	30.80

Market Resources held gas-price hedging contracts covering the price exposure for about 148.1 million dth of gas as of December 31, 2003. At December 31, 2003 all oil-price hedging contracts had expired. Early in 2004 oil-hedging opportunities at attractive prices allowed Market Resources to hedge oil prices covering 733,000 barrels of oil. A year earlier Market Resources’ hedging contracts covered 85.2 million dth of natural gas and 1.1 million barrels of oil. The Company does not hedge the price of natural gas liquids.

A reconciliation of the fair value of hedging contracts for the 12 months ended December 31, 2003 is shown below. The reconciliation incorporates the valuation of financial and physical contracts.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2002	($20,661)
Contracts realized or otherwise settled	15,621
Increase in gas and oil prices on futures markets	(17,747)
Contracts added since December 31, 2002	(26,311)
Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2003	($49,098)

A vintaging of the net fair value of gas-hedging contracts as of December 31, 2003 is shown below. About 99% of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)

Contracts maturing by December 31, 2004	($49,074)
Contracts maturing between December 31, 2004 and December 31, 2005	(14)
Contracts maturing between December 31, 2005 and December 31, 2006	2
Contracts maturing after December 31, 2006	(12)
Net fair value of gas- and oil-hedging contracts at December 31, 2003	($49,098)

Market Resources’ mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of December 31,
	2003	2002
	(in millions)

Mark-to-market valuation – asset (liability)	($49.1)	($20.7)
Value if market prices of gas and oil decline by 10%	1.3	(22.2)
Value if market prices of gas and oil increase by 10%	(99.5)	(19.1)

Interest-Rate Risk Management

Market Resources had $350 million of fixed rate debt with a fair value of $395.5 million and $385.1 million at December 31, 2003 and 2002, respectively. The fair value of fixed rate debt is subject to change as interest rates fluctuate. The Company held variable-rate long-term debt at December 31, 2003 and 2002 amounting to $55 million and $200 million, respectively. The book value of variable-rate debt approximates fair value. If interest rates declined by 10%, the annual interest costs paid on variable-rate long-term debt would decrease about $100,000 based on the balance outstanding at December 31, 2003 and $400,000 for December 31, 2002 balance.

Credit Risk

Market Resources requests credit support and, in some cases, prepayment from companies with unacceptable credit risks. Market Resources' five largest customers are BP Energy Company, Sempra Energy Trading Corporation, Oneok Energy Marketing, Virginia Power Energy, and Coral Energy Resources LP. Transactions with these five companies accounted for 24% of Market Resources revenues in 2003 and were current on their accounts as of the date of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Report of Independent Auditors

Consolidated Statements of Income, three years ended December 31, 2003

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Shareholder’s Equity, three years ended

December 31, 2003

Consolidated Statement of Cash Flows, three years ended December 31, 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules:

For the three years ended December 31, 2003

Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Auditors

Board of Directors

Questar Market Resources, Inc.

We have audited the accompanying consolidated balance sheets of Questar Market Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Market Resources, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the financial statements, Questar Market Resources, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Salt Lake City, Utah

February 10, 2004

/s/Ernst & Young LLP

Ernst & Young LLP

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

REVENUES
From unaffiliated customers	$751,502	$522,476	$645,867
From affiliates	117,506	106,647	100,530
TOTAL REVENUES	869,008	629,123	746,397

OPERATING EXPENSES
Cost of natural gas and other products sold	342,476	202,132	324,124
Operating and maintenance	130,680	131,598	112,087
Depreciation, depletion and amortization	121,316	117,446	92,678
Exploration	4,498	6,086	6,986
Abandonment and impairment of gas,
oil and related properties	4,151	11,183	5,171
Production and other taxes	53,343	28,558	43,125
Wexpro Agreement oil income sharing	2,199	1,676	2,885

TOTAL OPERATING EXPENSES	658,663	498,679	587,056

OPERATING INCOME	210,345	130,444	159,341

Interest and other income	2,851	50,894	17,259
Earnings from unconsolidated affiliates	5,008	3,977	1,265
Minority interest	183	484	359
Debt expense	(28,158)	(34,705)	(22,872)

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT	190,229	151,094	155,352
Income taxes	69,126	53,165	54,218

INCOME BEFORE CUMULATIVE EFFECT	121,103	97,929	101,134

Cumulative effect of accounting change for asset
retirement obligations, net of income taxes
of $3,049	(5,113)	-	-

NET INCOME	$115,990	$ 97,929	$101,134

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,716	$10,404
Notes receivable from Questar	6,900	95,600
Accounts receivable, net	131,889	94,261
Accounts receivable from affiliates	16,981	12,226
Hedging collateral deposits	9,100	-
Fair value of hedging contracts	3,861	3,617
Inventories, at lower of average cost or market
Gas and oil storage	17,179	6,924
Material and supplies	3,769	4,217
Prepaid expenses and other	9,394	7,965
TOTAL CURRENT ASSETS	202,789	235,214

PROPERTY, PLANT AND EQUIPMENT
Gas and oil properties - successful efforts accounting
Proved properties	1,315,330	1,103,686
Unproved properties, not being amortized	95,208	131,817
Support equipment and facilities	22,569	29,571
Cost-of-service gas and oil properties -
successful efforts accounting	472,983	428,597
Gathering, processing, marketing and other	243,081	223,974
	2,149,171	1,917,645
Less accumulated depreciation, depletion and amortization
Gas and oil properties	501,825	424,392
Cost-of-service gas and oil properties	239,035	224,440
Gathering, processing, marketing and other	75,985	68,157
	816,845	716,989

NET PROPERTY, PLANT AND EQUIPMENT	1,332,326	1,200,656

INVESTMENT IN UNCONSOLIDATED AFFILIATES	36,393	23,617

OTHER ASSETS
Goodwill	61,423	61,423
Contract receivable from Questar Gas	8,256	-
Other	4,774	2,787
	74,453	64,210

	$1,645,961	$1,523,697

	December 31,
	2003	2002
	(in thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Notes payable to Questar	$36,500	$9,900
Accounts payable and accrued expenses
Accounts and other payables	110,865	91,443
Accounts payable to affiliates	3,957	4,179
Federal income taxes	2,247	14,315
Production and other taxes	31,361	21,770
Interest	8,549	9,119
Total accounts payable and accrued expenses	156,979	140,826
Fair value of hedging contracts	52,959	24,278
Current portion of long-term debt	55,000	-
TOTAL CURRENT LIABILITIES	301,438	175,004

LONG-TERM DEBT, less current portion	350,000	550,000

DEFERRED INCOME TAXES	250,546	204,185

ASSET-RETIREMENT OBLIGATIONS	60,493	-

OTHER LONG-TERM LIABILITIES	25,346	19,013

MINORITY INTEREST	7,864	8,156

SHAREHOLDER'S EQUITY
Common stock - par value $1 per share;
authorized, 25,000,000 shares; issued
and outstanding, 4,309,427 shares	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	562,573	463,883
Accumulated other comprehensive loss	(32,635)	(16,880)
TOTAL SHAREHOLDER’S EQUITY	650,274	567,339

	$1,645,961	$1,523,697

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

				Accumulated
		Additional		Other	Compre-
	Common	Paid-in	Retained	Comprehensive	hensive
	Stock	Capital	Earnings	Income (loss)	Income
	(in thousands)

Balance at January 1, 2001	$4,309	$116,027	$299,420	($1,245)	-

2001 net income	-	-	101,134	-	$101,134
Cash dividends	-	-	(17,300)	-	-
Other comprehensive income:
Cumulative effect of accounting change for
energy hedges, net income taxes of $41,624	-	-	-	(79,376)	(79,376)
Unrealized gain on energy hedges,
net of income taxes of $57,048	-	-	-	105,295	105,295
Unrealized loss on interest-rate swaps,
net of income taxes of $235	-	-	-	(392)	(392)
Foreign currency translation adjustment,
net of income taxes of $1,304	-	-	-	(1,443)	(1,443)

Balance at December 31, 2002	4,309	116,027	383,254	22,839	$125,218

2002 net income	-	-	97,929	-	$97,929
Cash dividends	-	-	(17,300)	-	-
Other comprehensive income:
Change in unrealized loss on energy
hedges, net of income taxes of $25,651	-	-	-	(42,799)	(42,799)
Change in interest-rate swaps,
net of income taxes of $235	-	-	-	392	392
Foreign currency translation adjustment,
net of income taxes of $2,375	-	-	-	2,688	2,688

Balance at December 31, 2002	4,309	116,027	463,883	(16,880)	$58,210

2003 net income	-	-	115,990	-	$115,990
Cash dividends	-	-	(17,300)	-	-
Other comprehensive income:
Change in unrealized loss on energy
hedges, net of income taxes of $9,429	-	-	-	(15,755)	(15,755)

Balance at December 31, 2003	$4,309	$116,027	$562,573	($32,635)	$100,235

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net income	$115,990	$97,929	$101,134
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	125,673	122,657	94,776
Deferred income taxes	58,839	53,684	34,594
Abandonment and impairment of gas, oil and related properties	4,151	11,183	5,171
(Earnings) loss from unconsolidated affiliates,
net of cash distributions	1,974	3,241	(712)
Net (gain) loss from sales of properties and securities	14	(43,240)	(13,898)
Cumulative effect of accounting change	5,113	-	-
Minority interest and other	(127)	(573)	(359)
Changes in operating assets and liabilities:
Accounts receivable and qualifying hedging collateral	(51,483)	(22,498)	113,072
Inventories	(9,807)	8,339	(8,099)
Energy-hedging contracts	-	-	(10,886)
Prepaid expenses and other	(1,429)	2,187	(4,012)
Accounts payable and accrued expenses	28,221	2,991	(53,981)
Federal income taxes	(12,068)	22,771	(3,459)
Other assets	(580)	(755)	1,031
Other liabilities	5,019	3,578	(3,074)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	269,500	261,494	251,298

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(223,381)	(171,475)	(630,807)
Other investments	(14,750)	(17,885)	(7,700)
	(238,131)	(189,360)	(638,507)
Proceeds from disposition of property, plant equipment
and other assets	9,053	157,979	32,729
NET CASH USED IN INVESTING ACTIVITIES	(229,078)	(31,381)	(605,778)

FINANCING ACTIVITIES
Change in notes receivable from Questar	88,700	(86,100)	(9,500)
Change in notes payable to Questar	26,600	(265,200)	224,100
Change in short-term debt	-	-	(12,500)
Change in cash in escrow	-	-	5,387
Issuance of long-term debt	-	325,000	405,000
Payment of long-term debt	(145,000)	(179,104)	(242,837)
Other financing	(110)	723	646
Payment of dividends	(17,300)	(17,300)	(17,300)
NET CASH PROVIDED FROM (USED IN) FINANCING
ACTIVITIES	(47,110)	(221,981)	352,996

Foreign currency translation adjustments	-	2	(226)
Change in cash and cash equivalents	(6,688)	8,134	(1,710)
Beginning cash and cash equivalents	10,404	2,270	3,980
ENDING CASH AND CASH EQUIVALENTS	$ 3,716	$ 10,404	$ 2,270

See notes to consolidated financial statements

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Accounting Policies

Principles of Consolidation:  The consolidated financial statements contain the accounts of Questar Market Resources, Inc. and subsidiaries (the Company or “Market Resources”). The Company is a wholly owned subsidiary of Questar Corporation (“Questar”). Market Resources, through its subsidiaries, conducts gas and oil exploration, development and production, gas gathering and processing, wholesale-energy marketing and operates a private gas-storage facility. Questar Exploration and Production (“Questar E&P”), conducts exploration, development and production activities. Wexpro Company (“Wexpro”) operates and develops cost-of-service reserves for an affiliate, Questar Gas. Questar Gas Management (“Gas Managrment”) gathers and processes natural gas. Questar Energy Trading (“Energy Trading”) markets equity and third-party gas and oil, provides risk-management services and through its interest in Clear Creek Storage Company, LLC, operates an underground gas-storage reservoir. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates:  Market Resources uses the equity method to account for investment in affiliates in which it does not have control. Generally, Market Resources’ investment in these affiliates equals the underlying equity in net assets.

Use of Estimates:  Under generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect reported assets, liabilities and contingent liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:  Exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has sold gas in excess of its share of remaining gas reserves in an underlying property. The Company’s net gas imbalances at December 31, 2003 and 2002 were $2.4 million and $1.8 million, respectively. Revenues and prices for gas and oil are reported “net to the well” in that costs for gathering and processing, oftentimes paid by purchasers of the products, are not included in the reported revenues. Market Resources manages commodity-price risk through the use of natural gas- and oil-price-hedging instruments.

Wexpro Agreement – Oil Income Sharing:  Oil income sharing represents payments made to Questar Gas for its share of the income from oil and natural gas liquids products associated with cost-of-service oil properties pursuant to the terms of the Wexpro Agreement.

Regulation of Underground Storage: Clear Creek Storage Company, LLC operates an underground gas storage facility that is under the jurisdiction of the Federal Energy Regulatory Commission (“FERC”). The FERC establishes rates for the storage of natural gas, and regulates the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of cash balances held in commercial banks and repurchase agreements with maturities of three months or less. Repurchase agreements are highly liquid investments in overnight securities made through the Company's commercial bank.

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

Gas and oil properties

Under the successful-efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved-leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized only when an entire field is sold or abandoned, or if the unit-of-production amortization rate would be significantly affected.

Capitalized proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. The costs of unproved gas and oil leaseholds are generally combined and amortized over a period that is based on the average holding period for such properties. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. The Company capitalizes an estimate of the fair value of abandonment costs, less estimated salvage values, and depreciates those costs over the life of the related asset.

Cost-of-service gas and oil operations

The successful-efforts method of accounting is used for “cost-of-service” gas and oil properties managed and developed by Wexpro. Cost-of-service gas and oil properties are properties for which the operations and return on investment are regulated by the Wexpro Agreement (see Note 11). In accordance with the agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited pursuant to the terms of the agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Depreciation, depletion and amortization

Capitalized costs are depreciated on an individual-field basis using the unit-of-production method based upon proved-developed gas and oil reserves attributable to the field. The Company capitalizes an estimate of the fair value of abandonment costs, less estimated salvage values, and depreciates those costs over the life of the related asset.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

	2003	2002	2001
Gas and oil properties, per Mcfe
U.S.	$0.95	$0.90	$0.79
Canada (in U.S. dollars)	-	0.98	1.10
Combined U.S. and Canada	0.95	0.91	0.83
Cost-of-service gas and oil properties, per Mcfe	0.59	0.59	0.49

Impairment of Long-Lived Assets:  Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. Triggering events that may indicate an impairment of gas and oil reserves could be caused by mechanical problems, a faster decline of reserves than expected, lease-ownership issues, and/or an other-than-temporary decline in gas and oil prices. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow projections require estimates of future revenues, operating costs, and other factors.

Goodwill and Other Intangible Assets:  Intangible assets consist primarily of goodwill acquired through business combinations. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002 the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. The Company conducts annual impairment tests in the fourth quarter. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, impairment is indicated. The amount of the impairment is measured using a discounted cash flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction:  When applicable, Market Resources capitalizes interest costs during the construction period of plant and equipment. Under provisions of the Wexpro Agreement, Wexpro capitalizes an allowance for funds used during construction (“AFUDC”) on cost-of-service construction projects. AFUDC amounted to $1.1 million in 2003, $444,000 in 2002 and $703,000 in 2001, and is included in Interest and Other Income in the Consolidated Statements of Income.

Foreign-Currency Translation:  The Company conducted gas and oil development-and-production operations in Canada, which were sold in 2002. The local currency, the Canadian dollar, was the functional currency of the Company's foreign operations. Revenue and expense accounts were translated using an average exchange rate. Adjustments resulting from such translations were reported as a separate component of other comprehensive income in Shareholder’s Equity.

Commodity-Price Financial Instruments:  On January 1, 2001 the Company adopted the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million after tax. The majority of its commodity-price-derivative instruments are structured as cash-flow hedges. A $121 million hedging liability for derivative instruments was recorded as a result of adopting SFAS 133.

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

-

At the inception of the hedge and throughout the hedge period, there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying hedged item.

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

Physical Contracts:  Physical hedge contracts have a nominal quantity and a fixed price. Contracts representing both purchases and sales settle monthly based on quantities valued at a fixed price. Purchase contracts fix the purchase price paid and are recorded as cost of sales in the month the contracts are settled. Sales contracts fix the sales price received and are recorded as revenues in the month they are settled. Due to the nature of the physical market, there is a one-month delay for the cash settlement. Market Resources accrues for the settlement of contracts in the current month's revenues and cost of sales.

Financial Contracts:  Financial contracts are contracts which are net settled in cash without delivery of product. Financial contracts also have a nominal quantity and exchange an index price for a fixed price, and are net settled with the brokers as the price bulletins become available. Financial contracts are recorded in cost of sales in the month of settlement.

Credit Risk:  The Company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include numerous commercial and industrial enterprises that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis. Market Resources requests credit support and, in some cases, fungible collateral from companies with unacceptable credit risks. The Company has a master netting agreement with some customers that allows the offsetting of receivables and payables in a default situation. The Company is attempting to increase the number of contracts that contain netting provisions. Bad-debt expense amounted to $432,000 in 2003 and $1.2 million for the years ended December 31, 2002 and 2001, respectively. The allowance for bad-debt expenses was $4.1 million and $3.8 million at December 31, 2003 and 2002, respectively.

Income Taxes:  The Company accounts for income tax expense on a separate return basis. Pursuant to the Internal Revenue Code and associated regulations, the Company's operations are consolidated with those of Questar and its subsidiaries for income tax reporting purposes. The Company receives payments from Questar for such tax benefits as they are utilized on the consolidated return. Market Resources records tax benefits as they are generated. Deferred income taxes have been provided for temporary differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods.

Comprehensive Income:  Comprehensive income is the sum of net income as reported in the Consolidated

Statements of Income and other comprehensive income transactions reported in the Consolidated Statements of

Shareholder's Equity. Other comprehensive income transactions result from changes in fair value of qualified energy derivatives. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the underlying product is sold.

The balances of accumulated other comprehensive loss, net of income taxes, were $32.6 million and $16.9 million at December 31, 2003 and 2002, respectively.

Business Segments:  Market Resources’ line-of-business disclosures are presented according to senior management’s basis for evaluating performance. Certain intersegment sales include intercompany profit.

Recent Accounting Developments:  The Securities and Exchange Commission has requested that the Financial Accounting Standards Board review the applicability of certain provisions of SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” to companies in the exploration and production business. The issue is whether the provisions of SFAS 141 and SFAS 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease-acquisition costs, as intangible assets on the balance sheet apart from other capitalized gas and oil property costs. As of December 31, 2003 Market Resources' proved and unproved leaseholds had a net book value of $385 million.

Reclassifications:  Certain reclassifications were made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Note 2 – New Accounting Standard – Accounting for Asset-Retirement Obligations

On January 1, 2003 Market Resources adopted SFAS 143 “Accounting for Asset-Retirement Obligations” and recorded a $5.1 million after tax charge for the cumulative effect of this accounting change. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset-retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses.

With the adoption of SFAS 143, Market Resources changed the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002. A portion of the asset-retirement obligation will be recoverable from Questar Gas over 18 years following an amortization schedule or as cash is spent to plug and abandon the gas wells.

Changes in asset-retirement obligations are shown below:

(in thousands)

Balance at January 1, 2003	$55,674
Accretion (expensed or capitalized)	3,621
Additions	2,268
Properties sold	(777)
Retirements	(293)
Balance at December 31, 2003	$60,493

Assuming retroactive application of SFAS 143 as of January 1, 2001 the pro forma effect of applying this new accounting principle would have not materially affected income in 2002 and 2001. The pro forma asset-retirement obligations as of January 1, 2002 were $52.4 million.

Note 3 – Dispositions and Acquisitions

Sale of Canadian Properties

In October of 2002 Market Resources sold its Canadian exploration and production subsidiary, Celsius Energy Resources, Ltd (“CERL”), to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund and recorded a pretax gain of $US19.7 million. Total consideration received was $US101.6 million. CERL earned net income for the nine months ended September 30, 2002 of $US1.5 million and had total assets of $US80.0 million at September 30, 2002. Market Resources used the proceeds from the sale to repay debt.

Partnership Interests Acquired

Gas Management acquired El Paso Gas Gathering and Processing's 50% interest in the Blacks Fork processing plant for approximately $5.4 million, effective December of 2002. Gas Management now owns 100% of the plant. Accounting for Gas Management's interest in Blacks Fork changed from an unconsolidated partnership to full consolidation as a result of this transaction.

Note 4 - Investment in Unconsolidated Affiliates

Market Resources, indirectly through subsidiaries, has interests in entities accounted for on an equity basis. These entities are engaged primarily in gathering and/or processing natural gas and did not have debt obligations with third-party lenders. The percentage of voting control and economic interest are identical. The principal entities are Canyon Creek Compression Co. (15%), a general partnership, and Rendezvous Gas Services LLC (50%), a limited liability corporation.

Summarized results are listed below:

	2003	2002	2001
	(in thousands)
Year Ended December 31,
Revenues	$15,916	$25,490	$24,992
Operating income	9,775	8,805	2,830
Income before income taxes	9,807	8,869	3,105

At December 31,
Current assets	5,167	11,806	21,000
Noncurrent assets	74,111	45,704	38,862
Current liabilities	909	5,178	3,893
Noncurrent liabilities	1,589	2,182	2,529

Note 5 - Debt

Questar makes loans to Market Resources under a short-term borrowing arrangement. Short-term notes payable to Questar totaled $36.5 million at December 31, 2003 with an interest rate of 1.3% and $9.9 million at December 31, 2002 with an interest rate of 1.64%.

	December 31,
	2003	2002
	(in thousands)
Long-term debt
Revolving-credit loan due 2004 with variable
interest rates (1.77% at December 31, 2003)	$ 55,000	$200,000
7.0% Notes due 2007	200,000	200,000
7.5% Notes due 2011	150,000	150,000
Total long-term debt outstanding	405,000	550,000
Current portion	(55,000)	-
	$350,000	$550,000

Maturities of long-term debt for the five years following December 31, 2003 are as follows:

(in thousands)

2004	$ 55,000
2005	-
2006	-
2007	200,000
2008	-

At December 31, 2003 Market Resources’ revolving credit facility contained covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. The most restrictive terms of the revolving credit facility limited payment of dividends to $183 million. The Company has negotiated a new credit facility to replace the existing facility that matured in April 2004.

Cash paid for interest was $28.5 million in 2003, $30 million in 2002 and $22.9 million in 2001.

Note 6 - Financial Instruments and Risk Management

The carrying and estimated fair values of the Company's financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$3,716	$3,716	$10,404	$10,404
Notes receivable	6,900	6,900	95,600	95,600
Commodity-price hedging contracts	3,861	3,861	3,617	3,617
Financial liabilities
Short-term debt	36,500	36,500	9,900	9,900
Long-term debt	405,000	450,480	550,000	585,087
Commodity-price hedging contracts	52,959	52,959	24,278	24,278

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents, short-term debt and variable-rate long-term debt – the carrying amount approximates fair value.

Long-term debt – The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Commodity-price-hedging contracts – fair value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the gas contracts at December 31, 2003 was $4.24 per MMbtu, representing the average of contracts with different terms including fixed, various “into-the-pipe” postings and NYMEX references. Commodity-price-hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and applying heat-value adjustments on the hedges of equity gas as of December 31, 2003 would result in an average price of approximately $4.00 per Mcf, net to the well.

Market Resources held gas-price-hedging contracts covering the price exposure for about 148.1 MMdth of gas as of December 31, 2003. About 99% of those contracts will settle and be reclassified from other comprehensive income in 2004. At December 31, 2003 all oil-price hedging contracts for Market Resources had expired. A year earlier Market Resources’ hedging contracts covered 85.2 MMdth of natural gas and 1.1 MMbbl of oil. Market Resources does not hedge the price of natural gas liquids.

At December 31, 2003 the Company reported a current liability, net of hedging assets, of $49.1 million from hedging activities. Settlement of contracts in 2003 resulted in the reclassification into expense of $15.6 million. The offset to the hedging liability, net of income taxes, was a $15.8 million unrealized loss on hedging activities recorded in other comprehensive loss in the shareholder’s equity section of the consolidated balance sheet. Settlement of contracts resulted in reclassifying $42.4 million from comprehensive loss in 2002 and $68 million from comprehensive income in 2001 to the income statement. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation of commodity-price hedges does not consider changes in the fair value of the corresponding scheduled equity physical transactions (i.e., the correlation between index price and the price realized for the physical delivery of gas or oil).

Note 7 - Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Federal
Current	$11,040	($1,742)	$19,962
Deferred	55,176	39,839	24,528
State
Current	(753)	(2,902)	1,022
Deferred	3,663	12,302	2,837
Foreign	-	5,668	5,869
	$69,126	$53,165	$54,218

The difference between the statutory federal income tax rate and Market Resources’ effective income tax rate is explained as follows:

	2003	2002	2001
	(in percentages)

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal
income tax	1.0	4.0	1.6
Nonconventional fuel credits	-	(3.3)	(3.3)
Foreign income taxes	-	(0.1)	1.7
Goodwill	-	1.0	-
Other	0.3	(1.4)	(0.1)
Effective income tax rate	36.3%	35.2%	34.9%

Significant components of the Company's deferred income taxes were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$290,697	$239,640

Deferred tax assets
Mark-to-market hedging activities	18,361	11,498
Alternatives minimum-tax carried forward	13,898	4,950
Net operating loss carried forward	1,091	15,570
Employee benefits and compensation costs	6,801	3,437
	40,151	35,455
Net deferred income taxes	$250,546	$204,185

Cash paid for income taxes amounted to $23.7 million in 2003 and $22.3 million in 2001.  In 2002 Market Resources received an income tax refund amounting to $32 million primarily caused by intangible-drilling costs.

Note 8 - Litigation and Commitments

Litigation

There are various legal proceedings against the Company and its affiliates. Management believes that the outcome of these cases will not have a material effect on the Company's financial position, operating results or liquidity.

Commitments

Energy Trading has contracted for firm-transportation services with various pipelines through 2018 and storage services with Questar Pipeline through 2008. Due to market conditions and competition, it is possible that Energy Trading may not be able to recover the full cost of the transportation commitments. Annual payments and the years covered are as follows:

(in thousands)

2004	$5,442
2005	5,436
2006	5,426
2007	5,356
2008	4,723
2009 through 2018	26,899

Market Resources rents office space throughout its scope of operations from third-party lessors and leases space in an office building located in Salt Lake City, Utah from an affiliated company that expires October 31, 2007.  The minimum future payments under the terms of long-term operating leases for the Company's primary office locations for the four years following December 31, 2003 are as follows:

(in thousands)

2004	$2,119
2005	2,152
2006	1,923
2007	1,445

Total rental expense amounted to $2.1 million in 2003, $2.4 million in 2002 and $2.2 million in 2001.  Sublease rental receipts were $111,000 in 2003, $70,000 in 2002 and $294,000 in 2001.

Note 9 - Employee Benefits

Pension Plan:  Most Market Resources employees are covered by Questar's defined-benefit pension plan. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay-period interval during the 10 years preceding retirement. Questar is subject and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified retirement plan approximately equal to the yearly expense. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations.  A third-party consultant calculates the pension plan projected benefit obligation.  Pension expense was $1.6 million in 2003, $855,000 in 2002 and $955,000 in 2001.

Market Resources’ portion of plan assets and benefit obligations is can not be determined because the plan assets are not segregated or restricted to meet the Company's pension obligations.  If the Company were to withdraw from the pension plan, the pension obligation for the Company's employees would be retained by the pension plan.  At December 31, 2003 and 2002 Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions:  Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, based on an employee's years of service, and generally limited to 170% of the 1992 contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company amortizes its transition obligation over a 20-year period, which began in 1992.  A third-party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $1.4 million in 2003 and $1.3 million in each of 2002 and 2001.

The Company's portion of plan assets and benefit obligations related to postretirement medical and life insurance benefits can not be determined because the plan assets are not segregated or restricted to meet the Company's obligations. At December 31, 2003 and 2002 Questar's accumulated benefit obligation exceeded the fair value of plan assets.

Postemployment Benefits:  The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits.  Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid.  The Company accrues both current and future costs.  Market Resources’ postemployment liability at December 31 was $615,000 in 2003 and $689,000 in 2002.

Employee Investment Plan:  Market Resources participates in Questar's Employee Investment Plan, which allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction.  The Company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings.  In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee.  The Company's expense equals its matching contribution. The Company's expense amounted to $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 10 - Related Party Transactions

Market Resources receives a significant portion of its revenues from services provided to Questar Gas. The Company received $117.5 million in 2003, $106.6 million in 2002 and $100.5 million in 2001 for operating cost-of-service gas properties, gathering gas and supplying a portion of gas for resale, among other services provided to Questar Gas.  Operation of cost-of-service gas properties is described in Wexpro Agreement

(Note 11).

Market Resources pays Questar for certain administrative services. These payments were $8.3 million in 2003, $9.1 million in 2002 and $7.8 million in 2001 and were included in operating and maintenance expenses.  Questar allocates the costs based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll.  Management believes that the allocation method is reasonable.

Market Resources’ contracted for transportation and storage services with Questar Pipeline and paid $2.5 million in 2003 and $1.3 million in both 2002 and 2001 for these services. Energy Trading markets liquids extracted from Questar Pipeline’s transmission lines and paid $3.4 million to purchase the liquids in 2003. Questar InfoComm is an affiliated company that provides some information technology and communication services to Market Resources. Market Resources paid Questar InfoComm $1.3 million in 2003 and $1.4 million in 2002 and in 2001.

Market Resources has a lease with Questar for space in an office building located in Salt Lake City, Utah, that expires October 31, 2007.  The building is owned by a third party.  The third party has a lease arrangement with Questar, which in turn sublets office space to affiliated companies. Market Resources paid $761,000 in 2003, $938,000 in 2002 and $945,000 in 2001.

The Company received interest income from affiliated companies of $869,000 in 2003, $700,000 in 2002  and $600,000 in 2001. Market Resources incurred debt expense to affiliated companies of $796,000 in 2003, $2.8 million in 2002 and $3.1 million in 2001.

Note 11 – Wexpro Agreement

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981 and defines Wexpro’s rights and obligations regarding gas reserves owned by Questar Gas. It also defines Questar Gas’s rights to share in the results of other Wexpro operations. The agreement was approved by the Public Service Commission of Utah and the Public Service Commission of Wyoming in 1981 and affirmed by the Supreme Court of Utah in 1983.  Major provisions of the agreement are as follows:

a.  Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.4%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b.  Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.4%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c.  Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d.  Wexpro conducts gas-development drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.4%.

e.  Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.4%.

Wexpro's investment base, net of depreciation and deferred income taxes, and the yearly average rate of return for 2003 and the previous two years is shown in the table below:

	2003	2002	2001
Wexpro investment base, net of depreciation and
deferred income taxes (in millions)	$172.8	$164.5	$161.3
Annual average rate of return (after tax)	19.8%	20.5%	19.7%

Note 12 – Business Segment Information

Market Resources is a sub-holding company that has three primary business segments: exploration and production, the management and development of cost-of-service properties, and gathering, processing and marketing. Market Resources’ reportable segments are strategic business units with similar operations and management objectives.  The reportable segments are managed separately because each segment requires different operational assets, technology and management strategies.  All goodwill is attributable to the exploration and production segment.

	Market		Exploration		Gathering,
	Resources	Intercompany	and	Cost of	Processing
	Consolidated	Transactions	Production	Service	and Marketing
	(in thousands)
2003
Revenues
From unaffiliated customers	$751,502	-	$343,804	$ 13,004	$394,694
From affiliated customers	117,506	($318,121)	90	101,598	333,939
	869,008	(318,121)	343,894	114,602	728,633
Operating expenses
Cost of natural gas and
other products sold	342,476	(302,929)	2,593	-	642,812
Operating expenses	130,680	(15,192)	72,008	18,786	55,078
Depreciation, depletion and
amortization	121,316	-	90,753	20,352	10,211
Exploration	4,498	-	4,498	-	-
Abandonment and impairment
of gas, oil and related properties	4,151	-	4,151	-	-
Other expenses	55,542	-	31,946	22,678	918
Total operating expenses	658,663	(318,121)	205,949	61,816	709,019
Operating income	210,345	-	137,945	52,786	19,614
Interest and other income	2,851	(27,229)	1,098	1,374	27,608
Earnings from unconsolidated affiliates	5,008	-	258	-	4,750
Minority interest	183	-	-	-	183
Debt expense	(28,158)	27,229	(20,928)	(2,570)	(31,889)
Income taxes	(69,126)	-	(43,420)	(18,385)	(7,321)
Net income before accounting
change	121,103	-	74,953	33,205	12,945
Cumulative effect of accounting
change for asset-retirement obligations	(5,113)	-	(4,550)	(563)	-
Net income	$115,990	-	$ 70,403	$ 32,642	$ 12,945
Identifiable assets	$1,645,961	-	$983,833	$267,741	$394,387
Investment in unconsolidated affiliates	36,393	-	172	-	36,221
Capital expenditures	238,131	-	169,067	36,347	32,717

	Market		Exploration		Gathering
	Resources	Intercompany	and	Cost of	Processing
	Consolidated	Transactions	Production	Service	and Marketing
	(in thousands)
2002
Revenues
From unaffiliated customers	$522,476	-	$270,843	$8,699	$242,934
From affiliated customers	106,647	($126,836)	1,262	94,827	137,394
	629,123	(126,836)	272,105	103,526	380,328
Operating expenses
Cost of natural gas and
other products sold	202,132	(122,414)	4,337	-	320,209
Operating expenses	131,598	(4,422)	79,686	18,877	37,457
Depreciation, depletion and
amortization	117,446	-	88,888	20,475	8,083
Exploration	6,086	-	6,086	-	-
Abandonment and impairment
of gas, oil and related properties	11,183	-	11,183	-	-
Other expenses	30,234	-	17,521	12,050	663
Total operating expenses	498,679	(126,836)	207,701	51,402	366,412
Operating income	130,444	-	64,404	52,124	13,916
Interest and other income	50,894	(32,262)	47,221	555	35,380
Earnings from unconsolidated affiliates	3,977	-	40	-	3,937
Minority interest	484	-	-	-	484
Debt expense	(34,705)	32,262	(26,167)	(4,570)	(36,230)
Income taxes	(53,165)	-	(29,316)	(17,318)	(6,531)
Net income	$97,929	-	$56,182	$30,791	$10,956
Identifiable assets	$1,523,697	-	$950,631	$225,314	$347,752
Investment in unconsolidated affiliates	23,617	-	212	-	23,405
Capital expenditures	189,360	-	131,200	26,661	31,499

2001
Revenues
From unaffiliated customers	$645,867	-	$280,576	$12,465	$352,826
From affiliated customers	100,530	($196,721)	807	88,936	207,508
	746,397	(196,721)	281,383	101,401	560,334
Operating expenses
Cost of natural gas and
other products sold	324,124	(196,542)	2,548	-	518,118
Operating expenses	112,087	(179)	70,888	18,207	23,171
Depreciation, depletion and
amortization	92,678	-	71,887	15,051	5,740
Exploration	6,986	-	7,021	(35)	-
Abandonment and impairment
of gas, oil and related properties	5,171	-	5,171	-	-
Other expenses	46,010	-	22,336	23,148	526
Total operating expenses	587,056	(196,721)	179,851	56,371	547,555
Operating income	159,341	-	101,532	45,030	12,779
Interest and other income	17,259	(18,773)	14,265	847	20,920
Earnings from unconsolidated affiliates	1,265	-	213	-	1,052
Minority interest	359	-	-	-	359
Debt expense	(22,872)	18,773	(18,202)	(1,789)	(21,654)
Income taxes	(54,218)	-	(33,355)	(15,847)	(5,016)
Net income	$101,134	-	$ 64,453	$ 28,241	$ 8,440
Identifiable assets	$1,533,141	-	$1,050,359	$217,294	$265,488
Investment in unconsolidated affiliates	23,829	-	316	-	23,513
Capital expenditures	638,507	-	549,096	58,453	30,958

Note 13 – Supplemental Gas and Oil Information (Unaudited)

The Company uses the successful-efforts accounting method for its gas and oil exploration and development activities and for cost-of-service gas and oil properties managed and developed by Wexpro.

Nonregulated Activities

This information pertains to nonregulated gas and oil activities. Cost-of-service activities are presented in a separate section of this note.

Gas and Oil Exploration and Development Activities:  The following information is provided with respect to Market Resources’ gas and oil exploration and development activities, which are located exclusively in the United States. The Company sold its Canadian subsidiary in the fourth quarter of 2002.

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below. Future abandonment costs associated with asset-retirement obligations amounted to $23.5 million at December 31,  2003 and are included in proved properties.

	December 31,
	2003	2002
	(in thousands)

Proved properties Unproved properties Support equipment and facilities Accumulated depreciation, depletion and amortization	$1,315,330	$1,103,686
	95,208	131,817
	22,569	29,571
	1,433,107	1,265,074

	501,825	424,392
	$ 931,282	$ 840,682

Costs Incurred

Costs incurred in gas and oil exploration and development activities for the years ended December 31 are displayed in the table below.  The costs incurred to develop booked proved undeveloped reserves amounted to $55.3 million, $51.1 million and $20.7 million in 2003, 2002 and 2001, respectively.

	Total	United States	Canada	Total
	2003	2002
	(in thousands)
Property acquisition
Unproved	$ 3,779	$ 1,092	$ 119	$ 1,211
Proved	1,039	45	-	45
Exploration	13,521	10,372	627	10,999
Development	155,226	121,763	3,268	125,031
Development (asset-retirement obligations)	1,616	-	-	-
	$175,181	$133,272	$4,014	$137,286

		United States	Canada	Total
		2001
		(in thousands)
Property acquisition
Unproved		$1,309	$318	$1,627
Proved		303,757	-	303,757
Exploration		14,063	1,755	15,818
Development		130,638	5,256	135,894
		$449,767	$7,329	$457,096

Results of Operations

Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses for the years ended December 31.

	Total	United States	Canada	Total
	2003	2002
	(in thousands)
Revenues
From unaffiliated customers	$343,894	$249,239	$21,694	$270,933
From affiliates	-	1,172	-	1,172
Total revenues	343,894	250,411	21,694	272,105
Production expenses	76,380	62,625	6,924	69,549
Exploration	4,498	5,459	627	6,086
Depreciation, depletion and amortization	88,901	81,473	7,415	88,888
Accretion expense (asset-retirement obligations)	1,852	-	-	-
Abandonment and impairment of gas,
oil and related properties	4,151	11,030	153	11,183
Total expenses	175,782	160,587	15,119	175,706
Revenues less expenses	168,112	89,824	6,575	96,399
Income taxes – Note A	61,698	27,247	4,228	31,475
Results of operations before corporate
overhead, interest expenses and cumulative
effect of accounting change	106,414	62,577	2,347	64,924
Cumulative effect of accounting change
for asset-retirement obligations	(4,550)	-	-	-
Results of operations before corporate
overhead and interest expenses	$101,864	$62,577	$2,347	$64,924

	United States	Canada	Total
	2001
	(in thousands)
Revenues
From unaffiliated customers	$242,081	$38,495	$280,576
From affiliates	807	-	807
Total revenues	242,888	38,495	281,383
Production expenses	62,646	8,106	70,752
Exploration	5,236	1,785	7,021
Depreciation, depletion and amortization	58,537	12,064	70,601
Abandonment and impairment of gas
and oil properties	3,571	1,600	5,171
Total expenses	129,990	23,555	153,545
Revenues less expenses	112,898	14,940	127,838
Income taxes – Note A	37,348	9,323	46,671
Results of operations before corporate
overhead and interest expenses	$ 75,550	$ 5,617	$ 81,167

Note A – income tax expenses have been reduced by nonconventional fuel-tax credits of $4.9 million in 2002 and $5 million in 2001. The availability of these credits ended after December 31, 2002.

Estimated Quantities of Nonregulated Proved Gas and Oil Reserves

The table below shows the estimated proved reserves owned by the Company. Estimates of U.S. reserves were prepared by Ryder Scott Company, H. J. Gruy and Associates, Inc., and Netherland, Sewell & Associates, independent reservoir engineers. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. Canadian properties were sold in the fourth quarter of 2002. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

	Natural Gas			Oil
	United States	Canada	Total	United States	Canada	Total
	(MMcf)			(Mbbl)
Proved Reserves
Balance at January 1, 2001	579,833	60,056	639,889	11,316	3,718	15,034
Revisions of estimates	(36,528)	1,341	(35,187)	(1,950)	(21)	(1,971)
Extensions and discoveries	175,423	7,144	182,567	1,515	340	1,855
Purchase of reserves in place	300,353	-	300,353	19,185	-	19,185
Sale of reserves in place	(19,072)	-	(19,072)	(531)	-	(531)
Production	(63,862)	(6,712)	(70,574)	(1,797)	(703)	(2,500)

Balance at December 31, 2001	936,147	61,829	997,976	27,738	3,334	31,072
Revisions of estimates	(108,570)	701	(107,869)	(800)	122	(678)
Extensions and discoveries	240,872	1,712	242,584	2,812	26	2,838
Purchase of reserves in place	42	-	42	-	-	-
Sale of reserves in place	(43,220)	(59,433)	(102,653)	(270)	(3,028)	(3,298)
Production	(74,865)	(4,809)	(79,674)	(2,310)	(454)	(2,764)

Balance at December 31, 2002	950,406	-	950,406	27,170	-	27,170
Revisions of estimates	14,057	-	14,057	445	-	445
Extensions and discoveries	111,575	-	111,575	1,285	-	1,285
Purchase of reserves in place	2,098	-	2,098	8	-	8
Sale of reserves in place	(152)	-	(152)	(3)	-	(3)
Production	(78,811)	-	(78,811)	(2,324)	-	(2,324)

Balance of December 31, 2003	999,173	-	999,173	26,581	-	26,581
Proved-Developed Reserves
Balance at January 1, 2001	434,122	55,623	489,745	9,696	3,077	12,773
Balance at December 31, 2001	534,761	53,036	587,797	19,417	2,566	21,983
Balance at December 31, 2002	540,333	-	540,333	19,942	-	19,942
Balance at December 31, 2003	612,181	-	612,181	20,504	-	20,504

Standardized Measure of Future Net Cash Flows Relating to Nonregulated Proved Reserves

Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. The average year-end price per Mcf of proved natural gas reserves was $5.57 in 2003, $3.34 in 2002 and $2.19 in 2001. The average year-end price per barrel of proved oil and NGL reserves combined was $30.45 in 2003, $28.46 in 2002 and $18.38 in 2001. Prices reflect adjustments for basis, gathering and processing fees and quality to yield net-to-the-well prices. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. The statutes allowing income tax credits for nonconventional fuels expired for production after December 31, 2002. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop booked nonregulated proved undeveloped reserves are $80.7 million, $91.1 million and $91.6 million in 2004, 2005 and 2006, respectively. At the end of this three-year period we expect to have evaluated about 80% of the current booked nonregulated proved undeveloped reserves.

The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise.

Management considers a number of factors when making investment and operating decisions.  They include estimates of proved and probable reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

	Total	Total	United States	Canada	Total
Year Ended December 31,	2003	2002	2001
	(in thousands)

Future cash inflows	$6,378,076	$3,951,706	$2,541,716	$192,762	$2,734,478
Future production costs	(1,403,893)	(1,049,205)	(798,431)	(58,643)	(857,074)
Future development costs	(338,245)	(326,169)	(266,097)	(3,421)	(269,518)
Future asset-retirement obligations	(96,187)	-	-	-	-
Future income tax expenses	(1,514,814)	(768,402)	(392,152)	(38,767)	(430,919)
Future net cash flows	3,024,937	1,807,930	1,085,036	91,931	1,176,967
10% annual discount to reflect
timing of net cash flows	(1,494,924)	(908,304)	(536,876)	(35,789)	(572,665)
Standardized measure of discounted
future net cash flows	$1,530,013	$899,626	$548,160	$ 56,142	$604,302

Principal sources of change in the standardized measure of discounted future net cash flows were:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Beginning balance	$ 899,626	$604,302	$1,717,688
Sales of gas and oil produced, net
of production costs	(267,514)	(202,556)	(210,631)
Net changes in prices and
production costs	820,919	535,840	(1,978,853)
Extensions and discoveries, less
related costs	235,891	298,082	133,866
Revisions of quantity estimates	33,092	(128,917)	(31,451)
Purchase of reserves in place	1,039	45	303,757
Sale of reserves in place	(8,610)	(126,485)	(41,225)
Change in future development	7,448	(12,128)	(70,979)
Accretion of discount	89,963	60,430	171,769
Net change in income taxes	(345,600)	(138,387)	775,013
Change in production rate	21,091	(11,229)	(125,725)
Asset-retirement obligations and other	42,668	20,629	(38,927)
Net change	630,387	295,324	(1,113,386)
Ending balance	$1,530,013	$899,626	$604,302

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

Capitalized Costs

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization are shown below. Future abandonment costs associated with asset-retirement obligations amounted to $8.2 million at December 31, 2003.

	December 31,
	2003	2002	2001
	(in thousands)

Wexpro	$233,947	$204,157	$198,373
Questar Gas	17,194	18,915	20,991
	$251,141	$223,072	$219,364

Costs Incurred

Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $36.6 million, including $295,000 associated with asset-retirement obligations in 2003, $26.7 million in 2002 and $58.5 million in 2001.

Results of Operations

Following are the results of operations of the Wexpro’s cost-of-service gas and oil-development activities, before corporate overhead and interest expenses.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
From unaffiliated companies	$ 13,006	$ 8,699	$ 12,465
From affiliates – Note A	101,596	94,827	88,936
Total revenues	114,602	103,526	101,401

Production expenses	32,341	23,032	33,016
Depreciation and amortization	20,169	20,475	15,051
Accretion expense (asset-retirement obligations)	183	-	-
Total expenses	52,693	43,507	48,067
Revenues less expenses	61,909	60,019	53,334
Income taxes	22,252	21,572	19,181
Results of operations before corporate
overhead, interest expenses and
cumulative effect of accounting change	39,657	38,447	34,153
Cumulative effect of accounting change
for asset-retirement obligations	(563)	-	-
Results of operations before corporate
overhead and interest expense	$39,094	$38,447	$34,153

Note A – Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves

The following estimates were made by the Company's reservoir engineers.

	Natural Gas	Oil
	(MMcf)	(Mbbl)
Proved Reserves
Balance at January 1, 2001	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)
Balance at December 31, 2001	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)
Balance at December 31, 2002	419,900	3,739
Revisions of estimates	24,273	103
Extensions and discoveries	30,286	187
Production	(40,088)	(449)
Balance at December 31, 2003	434,371	3,580

Proved Developed Reserves
Balance at January 1, 2001	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481
Balance at December 31, 2003	406,144	3,330

QUESTAR MARKET RESOURCES, INC. AND SUBSIDIARIES
Schedule of Valuation and Qualifying Accounts
December 31, 2003
(in thousands)

	Column B	Column C	Column D
Column A Description	Beginning Balance	Amounts charged to expense	Deductions for accounts written off	Column E Ending Balance

Year Ended December 31, 2003
Allowance for bad debts	$3,759	$432	$58	$4,133

Year Ended December 31, 2002
Allowance for bad debts	2,849	1,207	297	3,759

Year Ended December 31, 2001
Allowance for bad debts	1,775	1,229	155	2,849

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Market Resources has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Messrs. C. B. Stanley and S. E. Parks, as the Company's Chief Executive Officer and Chief Financial Officer, respectively, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003.  Based on that evaluation, they concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

The Company, as the wholly owned subsidiary of a reporting company under the Act, is entitled to omit all information requested in PART III (Items 10-13).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst &Young, LLP, serves as the independent public accountant for the Company and Questar.  The following table lists the fees billed by Ernst &Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar's consolidated group:

2003

2002

Audit Fees:

$528,950

$581,512

Market Resources Portion:

167,724

217,736

Audit-related Fees:

76,697

56,991

Market Resources Portion

21,816

25,805

Tax Fees:

9,875

18,315

Market Resources Portion

3,207

5,008

All Other Fees

-

-

Market Resources Portion

-

-

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8. Financial Statements and Supplementary Data of this report.

(a)(3) Exhibits.  The following is a list of exhibits required to be filed as a part of this report in Item15(c).

Exhibit No.

     Description

 3.1.*

Articles of Incorporation dated April 27, 1988 for Utah Entrada Industries, Inc.  (Exhibit No. 3.1. to the Company's Form 10 dated April 12, 2000.)

 3.2.*

Articles of Merger dated May 20, 1988 of Entrada Industries, Inc., a Delaware corporation and Utah Entrada Industries, Inc, a Utah corporation.  (Exhibit No. 3.2. to the Company's Form 10 dated April 12, 2000.)

 3.3.*

Articles of Amendment dated August 31, 1998 changing the name of Entrada Industries, Inc. to Questar Market Resources, Inc.  (Exhibit No. 3.3. to the Company's Form 10 dated April 12, 2000.)

 3.4.*

Bylaws (as amended effective October 24, 2002.)  (Exhibit No. 3.1. to the Company's Form 10-Q for the Quarter ending September 30, 2002.)

 4.1.*

Indenture dated as of March 1, 2001 between the Questar Market Resources, Inc. and Bank One, NA, as Trustee for the Company's Notes.  (Exhibit No. 4.01. to the Company's Current Report on Form 8-K dated March 6, 2001.) 1

 4.2.*

Form of 7 ½% Notes due 2011.  (Exhibit No. 4.02. to the Company's Current Report on Form 8-K dated March 6, 2001.)

 4.4.

Credit Agreement dated March 19, 2004 by and among the Company, Bank of America, N.A. and other lenders.

10.1.*

Stipulation and Agreement dated October 14, 1981 executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Questar Gas Company's Form 10-K Annual Report for 1981.)

10.2.*

Stock Purchase Agreement among the Company, Shenandoah Energy and Shenandoah Energy's stockholders.  (Exhibit No. 10.2. to the Company's Current Report on Form 8-K dated July 31, 2001.)

21.

Subsidiary Information.

24.

Power of Attorney.

31.1.

Certification signed by Charles B. Stanley, Market Resources' Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”).

31.2.

Certification signed by S. E. Parks, Market Resources' Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank Northwest, N.A. serves as the successor trustee.

(b)

The Company did not file a Current Report on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

QUESTAR MARKET RESOURCES, INC.

   (Registrant)

By:  /s/ C. B. Stanley

            C. B. Stanley

            President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/C. B. Stanley

President & Chief Executive Officer

C. B. Stanley

Director (Principal Executive Officer)

/s/S. E. Parks

Vice President, Treasurer and Chief

S. E. Parks

Financial Officer (Principal

Financial Officer)

/s/B. Kurtis Watts

General Manager, Accounting

B. Kurtis Watts

(Principal Accounting Officer)

*K. O. Rattie

Chairman of the Board; Director

*Phillips S. Baker, Jr.

Director

*R. D. Cash

Director

*Patrick J. Early

Director

*L. Richard Flury

Director

*James A. Harmon

Director

*Robert E. McKee III

Director

*Gary G. Michael

Director

*C. B. Stanley

Director

March 29, 2004

*By  /s/ C. B. Stanley

       Date

             C.  B. Stanley, Attorney in Fact

Exhibit No. 4.4

Published CUSIP Number:  __________________

CREDIT AGREEMENT

Dated as of March 19, 2004

among

QUESTAR MARKET RESOURCES, INC.,

as the Borrower,

BANK OF AMERICA, N.A.,

as Administrative Agent and L/C Issuer

BANK OF MONTREAL d/b/a "HARRIS NESBITT" and WELLS FARGO BANK, NA,

as Co-Syndication Agents

SUNTRUST BANKS, INC. and BANK ONE, NA,

as
Co-Documentation Agents

and

The Other Lenders Party Hereto

BANC OF AMERICA SECURITIES LLC,

as

Sole Lead Arranger and Sole Book Manager

TABLE OF CONTENTS

Section

Page

1.01

Defined Terms

1.02

Other Interpretive Provisions

1.03

Accounting Terms

1.04

Rounding

1.05

References to Agreements and Laws

1.06

Times of Day

1.07

Letter of Credit Amounts

Article II.  THE COMMITMENTS AND CREDIT EXTENSIONS

2.01

Loans

2.02

Borrowings, Conversions and Continuations of Loans

2.03

Letters of Credit

2.04

Prepayments

2.05

Termination or Reduction of Commitments

2.06

Repayment of Loans

2.07

Interest

2.08

Fees

2.09

Computation of Interest and Fees

2.10

Evidence of Debt

2.11

Payments Generally

2.12

Sharing of Payments

2.13

Increase in Commitments

Article III.  TAXES, YIELD PROTECTION AND ILLEGALITY

3.01

Taxes

3.02

Illegality

3.03

Inability to Determine Rates

3.04

Increased Cost and Reduced Return; Capital Adequacy; Reserves on Eurodollar Rate Loans

3.05

Compensation for Losses

3.06

Matters Applicable to all Requests for Compensation

3.07

Survival

Article IV.  CONDITIONS PRECEDENT TO CREDIT EXTENSIONS

4.01

Conditions of Initial Credit Extension

4.02

Conditions to all Credit Extensions

Article V.  REPRESENTATIONS AND WARRANTIES

5.01

No Default

5.02

Organization and Good Standing

5.03

Authorization

5.04

No Conflicts or Consents

5.05

Enforceable Obligations

5.06

Audited Financial Statements

5.07

Other Obligations and Restrictions

5.08

Full Disclosure

5.09

Litigation

5.10

Labor Disputes and Acts of God

5.11

ERISA Plans and Liabilities

5.12

Environmental and Other Laws

5.13

Borrower's Subsidiaries

5.14

Title to Properties; Licenses

5.15

Government Regulation

5.16

Solvency

Article VI.  Affirmative Covenants of Borrower

6.01

Payment and Performance

6.02

Books, Financial Statements and Reports

6.03

Other Information and Inspections

6.04

Notice of Material Events and Change of Address

6.05

Maintenance of Properties

6.06

Maintenance of Existence and Qualifications

6.07

Payment of Trade Liabilities, Taxes, etc.

6.08

Insurance

6.09

Performance on Borrower's Behalf

6.10

Interest

6.11

Compliance with Agreements and Law

6.12

Environmental Matters

6.13

Evidence of Compliance

6.14

Use of Proceeds

Article VII.  Negative Covenants of Borrower

7.01

Indebtedness

7.02

Limitation on Liens

7.03

Limitation on Investments and New Businesses

7.04

Limitation on Mergers

7.05

Limitation on Issuance of Securities by Subsidiaries of Borrower

7.06

Transactions with Affiliates

7.07

Prohibited Contracts

7.08

ERISA

7.09

Limitation on Sales of Property

7.10

Swap Contracts

7.11

Consolidated Funded Debt to Capitalization Ratio

7.12

Consolidated Interest Coverage Ratio

Article VIII.  Events of Default and Remedies

8.01

Events of Default

8.02

Remedies upon Event of Default

8.03

Application of Funds

Article IX.  ADMINISTRATIVE AGENT

9.01

Appointment and Authorization of Administrative Agent.

9.02

Delegation of Duties

9.03

Liability of Administrative Agent

9.04

Reliance by Administrative Agent.

9.05

Notice of Default

9.06

Credit Decision; Disclosure of Information by Administrative Agent

9.07

Indemnification of Administrative Agent

9.08

Administrative Agent in its Individual Capacity

9.09

Successor Administrative Agent

9.10

Administrative Agent May File Proofs of Claim

9.11

Other Agents; Arrangers and Managers

Article X.  MISCELLANEOUS

10.01

Amendments, Etc.

10.02

Notices and Other Communications; Facsimile Copies

10.03

No Waiver; Cumulative Remedies

10.04

Attorney Costs, Expenses and Taxes

10.05

Indemnification by the Borrower

10.06

Payments Set Aside

10.07

Successors and Assigns

10.08

Confidentiality

10.09

Set-off

10.10

Interest Rate Limitation

10.11

Counterparts

10.12

Integration

10.13

Survival of Representations and Warranties

10.14

Severability

10.15

Tax Forms

10.16

Replacement of Lenders

10.17

Governing Law

10.18

Waiver of Right to Trial by Jury

10.19

USA PATRIOT Act Notice

10.20

Time of the Essence

10.21

ENTIRE AGREEMENT

SIGNATURES

SCHEDULES

2.01

Commitments and Pro Rata Shares

5.07

Obligations and Restrictions

5.10

Labor Disputes and Acts of God

5.11

ERISA Matters

5.12

Environmental Matters

5.13

Subsidiaries

10.02

Administrative Agent's Office, Certain Addresses for Notices

EXHIBITS

Form of

A

Loan Notice

B

Note

C

Compliance Certificate

D

Assignment and Assumption

E

Opinion Matters

F

Subordinated Promissory Note

CREDIT AGREEMENT

This CREDIT AGREEMENT ("Agreement") is entered into as of March 19,  2004 among QUESTAR MARKET RESOURCES, INC., a Utah corporation (the "Borrower"), each lender from time to time party hereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, N.A., as Administrative Agent and L/C Issuer.

The Borrower has requested that the Lenders provide a revolving credit facility, and the Lenders are willing to do so on the terms and conditions set forth herein.

In consideration of the mutual covenants and agreements herein contained, the parties hereto covenant and agree as follows:

ARTICLE I.
DEFINITIONS AND ACCOUNTING TERMS

1.1

Defined Terms. As used in this Agreement, the following terms shall have the meanings set forth below:

"Acquired Debt" means, with respect to any specified Person, (i) Indebtedness of any other Person existing at the time such other Person is merged with or into or became a Subsidiary of such specified Person, including, without limitation, Indebtedness incurred in connection with, or in contemplation of, such other Person merging with or into or becoming a Subsidiary of such specified Person, and (ii) Indebtedness secured by a Lien encumbering any assets acquired by such specified Person, and any refinancing of the foregoing indebtedness on similar terms, taking into account current market conditions.

"Administrative Agent" means Bank of America in its capacity as administrative agent under any of the Loan Documents, or any successor administrative agent.

"Administrative Agent's Office" means the Administrative Agent's address and, as appropriate, account as set forth on Schedule , or such other address or account as the Administrative Agent may from time to time notify the Borrower and the Lenders.

"Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

"Affiliate" means, as to any Person, each other Person that directly or indirectly (through one or more intermediaries or otherwise) controls, is controlled by, or is under common control with, such Person. A Person shall be deemed to be "controlled by" any other Person if such other Person possesses, directly or indirectly, power

(a)

to vote 20% or more of the securities (on a fully diluted basis) having ordinary voting power for the election of directors or managing general partners; or

(b)

to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

"Agent-Related Persons" means the Administrative Agent, together with its Affiliates (including, in the case of Bank of America in its capacity as the Administrative Agent, the Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

"Aggregate Commitments" means the Commitments of all the Lenders in an amount not to exceed $200,000,000, except as such amount may be increased pursuant to Section 2.13.

"Agreement" means this Credit Agreement.

"Applicable Rate" means, from time to time, the following percentages per annum, based upon the Debt Rating as set forth below:

Applicable Rate
Pricing Level	Debt Ratings S&P/Moody's	Commitment Fee	Eurodollar Rate Letters of Credit Fee	Utilization Fee
1	A/A2 or better	0.085%	0.350%	0.100%
2	A-/A3	0.100%	0.400%	0.100%
3	BBB+/Baa1	0.125%	0.500%	0.125%
4	BBB/Baa2	0.150%	0.625%	0.125%
5	BBB-/Baa3	0.175%	0.875%	0.125%
6	BB+/Ba1	0.250%	1.125%	0.250%
7	BB/Ba2 or worse	0.300%	1.250%	0.250%

"Debt Rating" means, as of any date of determination, the rating as determined by either S&P or Moody's (collectively, the "Debt Ratings") of the Borrower's non-credit-enhanced, senior unsecured long-term debt; provided that if a Debt Rating is issued by each of the foregoing rating agencies, then the lower of such Debt Ratings shall apply (with the Debt Rating for Pricing Level 1 being the highest and the Debt Rating for Pricing Level 7 being the lowest), unless there is a split in Debt Ratings of more than one level, in which case the Pricing Level that is one level higher than the Pricing Level of the lower Debt Rating shall apply.

Initially, the Applicable Rate shall be determined based upon the Debt Rating specified in the certificate delivered pursuant to Section . Thereafter, each change in the Applicable Rate resulting from a publicly announced change in the Debt Rating shall be effective, in the case of an upgrade, during the period commencing on the date of delivery by the Borrower to the Administrative Agent of notice thereof pursuant to Section  and ending on the date immediately preceding the effective date of the next such change and, in the case of a downgrade, during the period commencing on the date of the public announcement thereof and ending on the date immediately preceding the effective date of the next such change. In the event that no Debt Rating is in effect from S&P or Moody's, Borrower, Administrative Agent and Required Lenders shall negotiate in good faith to agree on an equivalent rate, and if no agreement is reached within 5 Business Days thereafter, the provisions of Section  shall become effective.

"Arranger" means Banc of America Securities LLC, in its capacity as sole lead arranger and sole book manager.

"Assignment and Assumption" means an Assignment and Assumption substantially in the form of Exhibit D.

"Attorney Costs" means and includes all reasonable fees, expenses and disbursements of any law firm or other external counsel.

"Attributable Indebtedness" means, on any date, (a) in respect of any capital lease of any Person, the capitalized amount thereof that would appear on a balance sheet of such Person prepared as of such date in accordance with GAAP, and (b) in respect of any Synthetic Lease Obligation, the capitalized amount of the remaining lease payments under the relevant lease that would appear on a balance sheet of such Person prepared as of such date in accordance with GAAP if such lease were accounted for as a capital lease.

"Audited Financial Statements" means the audited consolidated balance sheet of the Borrower and its Subsidiaries for the fiscal year ended December 31,  2002 and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal year of the Borrower and its Subsidiaries, including the notes thereto.

"Availability Period" means the period from and including the Closing Date to the earliest of (a) the Maturity Date, (b) the date of termination of the Aggregate Commitments pursuant to Section , and (c) the date of termination of the commitment of each Lender to make Loans and of the obligation of the L/C Issuer to make L/C Credit Extensions pursuant to Section .

"Bank of America" means Bank of America, N.A. and its successors.

"Base Rate" means for any day a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate." The "prime rate" is a rate set by Bank of America based upon various factors including Bank of America's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.

"Base Rate Loan" means a Loan that bears interest based on the Base Rate.

"Borrower" has the meaning specified in the introductory paragraph hereto.

"Borrowing" means a borrowing consisting of simultaneous Loans of the same Type and, in the case of Eurodollar Rate Loans, having the same Interest Period made by each of the Lenders pursuant to Section .

"Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks are authorized to close under the Laws of, or are in fact closed in, the state where the Administrative Agent's Office is located and, if such day relates to any Eurodollar Rate Loan, means any such day on which dealings in Dollar deposits are conducted by and between banks in the London interbank eurodollar market.

"Cash Collateralize" has the meaning specified in Section .

"Change of Control" means:

(a)

Questar Corporation ceases to own, directly or indirectly, 51% of the capital stock of the Borrower; or

(b)

a majority of the members of the board of directors of the Borrower ceases to be composed of individuals (i) who were members of that board on the date hereof, (ii) whose election or nomination to that board was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or (iii) whose election or nomination to that board was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board (excluding, in the case of both clause (ii) and clause (iii), any individual whose initial nomination for, or assumption of office as, a member of that board or equivalent governing body occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than a solicitation for the election of one or more directors by or on behalf of the board of directors).

"Closing Date" means the first date all the conditions precedent in Section  are satisfied or waived in accordance with Section .

"Code" means the Internal Revenue Code of 1986.

"Commitment" means, as to each Lender, its obligation to (a) make Loans to the Borrower pursuant to Section , and (b) purchase participations in L/C Obligations, in an aggregate principal amount at any one time outstanding not to exceed the amount set forth opposite such Lender's name on Schedule 2.01 or in the Assignment and Assumption pursuant to which such Lender becomes a party hereto, as applicable, as such amount may be adjusted from time to time in accordance with this Agreement.

"Compliance Certificate" means a certificate substantially in the form of Exhibit C.

"Consolidated EBITDA" means, for any period, for the Borrower and its Subsidiaries on a consolidated basis, an amount equal to Consolidated Net Income for such period plus (a) the following to the extent deducted in calculating such Consolidated Net Income: (i) Consolidated Interest Charges for such period, (ii) the provision for federal, state, local and foreign income taxes payable by the Borrower and its Subsidiaries for such period, (iii) the amount of depreciation, depletion and amortization expense deducted in determining such Consolidated Net Income and (iv) other non-recurring expenses of the Borrower and its Subsidiaries reducing such Consolidated Net Income which do not represent a cash item in such period or any future period and minus (b) all non-cash items increasing Consolidated Net Income for such period.

"Consolidated Funded Debt" means the aggregate of the Indebtedness of the Borrower and its Subsidiaries described in clauses (a), (b), (d), (e), (f) and (g) of the definition of Indebtedness in Section 1.01, on a consolidated basis after elimination of intercompany items.

"Consolidated Funded Debt to Capitalization Ratio" means, at the time of determination, the ratio of (a) Consolidated Funded Debt to (b) the sum of Consolidated Funded Debt plus Shareholders' Equity.

"Consolidated Interest Charges" means, for any period, for the Borrower and its Subsidiaries on a consolidated basis, the sum of (a) all interest, premium payments, debt discount, fees, charges and related expenses of the Borrower and its Subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of rent expense of the Borrower and its Subsidiaries with respect to such period under capital leases that is treated as interest in accordance with GAAP.

"Consolidated Interest Coverage Ratio" means, as of the end of any fiscal quarter of the Borrower, the ratio of (a) Consolidated EBITDA for the period of the four prior fiscal quarters ending on such date to (b) Consolidated Interest Charges for such period.

"Consolidated Net Income" means, for any period, for the Borrower and its Subsidiaries on a consolidated basis, the net income of the Borrower and its Subsidiaries (excluding extraordinary gains but including extraordinary losses) for that period.

"Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

"Credit Extension" means each of the following: (a) a Borrowing and (b) an L/C Credit Extension.

"Debt Rating" has the meaning specified in the definition of "Applicable Rate."

"Debtor Relief Laws" means the Bankruptcy Code of the United States, and all other liquidation, conservatorship, bankruptcy, assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief Laws of the United States or other applicable jurisdictions from time to time in effect and affecting the rights of creditors generally.

"Default" means any event or condition that constitutes an Event of Default or that, with the giving of any notice, the passage of time, or both, would be an Event of Default.

"Default Rate" means (a) when used with respect to Obligations other than Letter of Credit Fees, an interest rate equal to (i) the Base Rate plus (ii) 1% per annum; provided, however, that with respect to a Eurodollar Rate Loan, the Default Rate shall be an interest rate equal to the interest rate (including the Applicable Rate for Eurodollar Loans) otherwise applicable to such Loan plus 1% per annum, and (b) when used with respect to Letter of Credit Fees, a rate equal to the Applicable Rate plus 1% per annum, in all cases to the fullest extent permitted by applicable Laws.

"Defaulting Lender" means any Lender that (a) has failed to fund any portion of the Loans or participations in L/C Obligations required to be funded by it hereunder within one Business Day of the date required to be funded by it hereunder, (b) has otherwise failed to pay over to the Administrative Agent or any other Lender any other amount required to be paid by it hereunder within one Business Day of the date when due, unless the subject of a good faith dispute, or (c) has been deemed insolvent or become the subject of a bankruptcy or insolvency proceeding.

"Disposition" or "Dispose" means the sale, transfer, license, lease or other disposition (including any sale and leaseback transaction) of any property by any Person, including any sale, assignment, transfer or other disposal, with or without recourse, of any notes or accounts receivable or any rights and claims associated therewith.

"Dollar" and "$" mean lawful money of the United States.

"Eligible Assignee" has the meaning specified in Section .

"Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower, any other Loan Party or any of their respective Subsidiaries directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974.

"ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

"ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations that is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Sections 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which constitutes grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

"Eurodollar Rate" means for any Interest Period with respect to a Eurodollar Rate Loan:

(a)

the rate per annum equal to the rate determined by the Administrative Agent to be the offered rate that appears on the page of the Telerate screen (or any successor thereto) that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, or

(b)

if the rate referenced in the preceding clause (a) does not appear on such page or service or such page or service shall not be available, the rate per annum equal to the rate determined by the Administrative Agent to be the offered rate on such other page or other service that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, or

(c)

if the rates referenced in the preceding clauses (a) and (b) are not available, the rate per annum determined by the Administrative Agent as the rate of interest at which deposits in Dollars for delivery on the first day of such Interest Period in same day funds in the approximate amount of the Eurodollar Rate Loan being made, continued or converted by Bank of America and with a term equivalent to such Interest Period would be offered by Bank of America's London Branch to major banks in the London interbank eurodollar market at their request at approximately 4:00 p.m. (London time) two Business Days prior to the first day of such Interest Period.

"Eurodollar Rate Loan" means a Loan that bears interest at a rate based on the Eurodollar Rate.

"Event of Default" has the meaning specified in Section .

"Existing Credit Agreement" means that certain Credit Agreement dated as of April 19, 1999 by and among the Borrower, Bank of America, N.A. and the lenders party thereto.

"Federal Funds Rate" means, for any day, the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate (rounded upward, if necessary, to a whole multiple of 1/100 of 1%) charged to Bank of America on such day on such transactions as determined by the Administrative Agent.

"Fee Letter" means the letter agreement, dated February 4,  2004 among the Borrower, the Administrative Agent and the Arranger.

"Foreign Lender" has the meaning specified in Section (i).

"FRB" means the Board of Governors of the Federal Reserve System of the United States.

"GAAP" means generally accepted accounting principles in the United States set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or such other principles as may be approved by a significant segment of the accounting profession in the United States, that are applicable to the circumstances as of the date of determination, consistently applied.

"Governmental Authority" means any nation or government, any state or other political subdivision thereof, any agency, authority, instrumentality, regulatory body, court, administrative tribunal, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" means, as to any Person, (a) any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation payable or performable by another Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation, (ii) to purchase or lease property, securities or services for the purpose of assuring the obligee in respect of such Indebtedness or other obligation of the payment or performance of such Indebtedness or other obligation, (iii) to maintain working capital, equity capital or any other financial statement condition or liquidity or level of income or cash flow of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation, or (iv) entered into for the purpose of assuring in any other manner the obligee in respect of such Indebtedness or other obligation of the payment or performance thereof or to protect such obligee against loss in respect thereof (in whole or in part), or (b) any Lien on any assets of such Person securing any Indebtedness or other obligation of any other Person, whether or not such Indebtedness or other obligation is assumed by such Person. The amount of any Guarantee shall be deemed to be an amount equal to the stated or determinable amount of the related primary obligation, or portion thereof, in respect of which such Guarantee is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by the guaranteeing Person in good faith. The term "Guarantee" as a verb has a corresponding meaning.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos-containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Indebtedness" means, as to any Person at a particular time, without duplication, all of the following, whether or not included as indebtedness or liabilities in accordance with GAAP:

(a)

all obligations of such Person for borrowed money and all obligations of such Person evidenced by bonds, debentures, notes, loan agreements or other similar instruments;

(b)

all direct or contingent obligations of such Person arising under letters of credit (including standby and commercial), bankers' acceptances, bank guaranties, surety bonds and similar instruments;

(c)

net obligations of such Person under any Swap Contract;

(d)

all obligations of such Person to pay the deferred purchase price of property or services (other than trade accounts payable in the ordinary course of business);

(e)

indebtedness (excluding prepaid interest thereon) secured by a Lien on property owned or being purchased by such Person (including indebtedness arising under conditional sales or other title retention agreements), whether or not such indebtedness shall have been assumed by such Person or is limited in recourse;

(f)

capital leases and Synthetic Lease Obligations; and

(g)

all Guarantees of such Person in respect of any of the foregoing.

For all purposes hereof, the Indebtedness of any Person shall include the Indebtedness of any partnership or joint venture (other than a joint venture that is itself a corporation or limited liability company) in which such Person is a general partner or a joint venturer, unless such Indebtedness is expressly made non-recourse to such Person. The amount of any net obligation under any Swap Contract on any date shall be deemed to be the Swap Termination Value thereof as of such date. The amount of any capital lease or Synthetic Lease Obligation as of any date shall be deemed to be the amount of Attributable Indebtedness in respect thereof as of such date.

"Indemnified Liabilities" has the meaning specified in Section .

"Indemnitees" has the meaning specified in Section .

"Interest Payment Date" means, (a) as to any Loan other than a Base Rate Loan, the last day of each Interest Period applicable to such Loan and the Maturity Date; provided, however, that if any Interest Period for a Eurodollar Rate Loan exceeds three months, the respective dates that fall every three months after the beginning of such Interest Period shall also be Interest Payment Dates; and (b) as to any Base Rate Loan, the last Business Day of each March, June, September and December and the Maturity Date.

"Interest Period" means, as to each Eurodollar Rate Loan, the period commencing on the date such Eurodollar Rate Loan is disbursed or converted to or continued as a Eurodollar Rate Loan and ending on the date (a) one, two, three or six months thereafter, or (b) subject to availability with respect to all Lenders, one, two or three weeks, or twelve months thereafter, in any case as selected by the Borrower in its Loan Notice; provided that:

(i)

any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

(ii)

any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

(iii)

no Interest Period shall extend beyond the Maturity Date.

"Investment" means, as to any Person, any direct or indirect acquisition or investment by such Person, whether by means of (a) the purchase or other acquisition of capital stock or other securities of another Person, (b) a loan, advance or capital contribution to, Guarantee or assumption of debt of, or purchase or other acquisition of any other debt or equity participation or interest in, another Person, including any partnership or joint venture interest in such other Person, or (c) the purchase or other acquisition (in one transaction or a series of transactions) of assets of another Person that constitute a business unit. For purposes of covenant compliance, the amount of any Investment shall be the amount actually invested, without adjustment for subsequent increases or decreases in the value of such Investment.

"IRS" means the United States Internal Revenue Service.

"ISP" means, with respect to any Letter of Credit, the "International Standby Practices 1998" published by the Institute of International Banking Law & Practice (or such later version thereof as may be in effect at the time of issuance).

"Issuer Documents" means with respect to any Letter of Credit, the Letter of Credit Application, and any other document, agreement and instrument entered into by the L/C Issuer and the Borrower (or any Subsidiary) or in favor the L/C Issuer and relating to any such Letter of Credit.

"Laws" means, collectively, all international, foreign, Federal, state and local statutes, treaties, rules, guidelines, regulations, ordinances, codes and administrative or judicial precedents or authorities, including the interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, and all applicable administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case whether or not having the force of law.

"L/C Advance" means, with respect to each Lender, such Lender's funding of its participation in any L/C Borrowing in accordance with its Pro Rata Share.

"L/C Borrowing" means an extension of credit resulting from a drawing under any Letter of Credit which has not been reimbursed on the date when made or refinanced as a Borrowing.

"L/C Credit Extension" means, with respect to any Letter of Credit, the issuance thereof or extension of the expiry date thereof, or the increase of the amount thereof.

"L/C Issuer" means Bank of America in its capacity as issuer of Letters of Credit hereunder, or any successor issuer of Letters of Credit hereunder.

"L/C Obligations" means, as at any date of determination, the aggregate undrawn amount of all outstanding Letters of Credit plus the aggregate of all Unreimbursed Amounts, including all L/C Borrowings. For all purposes of this Agreement, if on any date of determination a Letter of Credit has expired by its terms but any amount may still be drawn thereunder by reason of the operation of Rule 3.14 of the ISP, such Letter of Credit shall be deemed to be "outstanding" in the amount so remaining available to be drawn.

"Lender" has the meaning specified in the introductory paragraph hereto and, as the context requires, includes the L/C Issuer.

"Lending Office" means, as to any Lender, the office or offices of such Lender described as such in such Lender's Administrative Questionnaire, or such other office or offices as a Lender may from time to time notify the Borrower and the Administrative Agent.

"Letter of Credit" means any standby letter of credit issued hereunder.

"Letter of Credit Application" means an application and agreement for the issuance or amendment of a Letter of Credit in the form from time to time in use by the L/C Issuer.

"Letter of Credit Expiration Date" means the day that is seven days prior to the Maturity Date then in effect (or, if such day is not a Business Day, the next preceding Business Day).

"Letter of Credit Fee" has the meaning specified in Section .

"Letter of Credit Sublimit" means an amount equal to $25,000,000. The Letter of Credit Sublimit is part of, and not in addition to, the Aggregate Commitments.

"Lien" means any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge, or preference, priority or other security interest or preferential arrangement in the nature of a security interest of any kind or nature whatsoever (including any conditional sale or other title retention agreement, and any financing lease having substantially the same economic effect as any of the foregoing).

"Loan" has the meaning specified in Section .

"Loan Documents" means this Agreement, each Note, each Issuer Document, and the Fee Letter.

"Loan Notice" means a written notice of (a) a Borrowing, (b) a conversion of Loans from one Type to the other, or (c) a continuation of Eurodollar Rate Loans, pursuant to Section , which shall be substantially in the form of Exhibit A.

"Loan Parties" means, collectively, the Borrower and the Restricted Subsidiaries.

"Material Adverse Effect" means any event which would reasonably be expected to have a material and adverse effect upon (a) the Borrower's consolidated financial condition, (b) the Borrower's consolidated operations, properties or prospects, considered as a whole, (c) the Borrower's ability to timely pay the Obligations, or (d) the enforceability of the material terms of any Loan Documents.

"Maturity Date" means March 19, 2009.

"Moody's" means Moody's Investors Service, Inc. and any successor thereto.

"Multiemployer Plan" means any employee benefit plan of the type described in Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate makes or is obligated to make contributions, or during the preceding five plan years, has made or been obligated to make contributions.

"Note" means a promissory note made by the Borrower in favor of a Lender evidencing Loans made by such Lender, substantially in the form of Exhibit B.

"Obligations" means all advances to, and debts, liabilities, obligations, covenants and duties of, any Loan Party arising under any Loan Document or otherwise with respect to any Loan or Letter of Credit and including all L/C Obligations, whether such Obligations are direct or indirect (including those acquired by assumption), absolute or contingent, due or to become due, now existing or hereafter arising and including interest and fees that accrue after the commencement by or against any Loan Party or any Affiliate thereof of any proceeding under any Debtor Relief Laws naming such Person as the debtor in such proceeding, regardless of whether such interest and fees are allowed claims in such proceeding.

"Organization Documents" means, (a) with respect to any corporation, the certificate or articles of incorporation and the bylaws (or equivalent or comparable constitutive documents with respect to any non-U.S. jurisdiction); (b) with respect to any limited liability company, the certificate or articles of formation or organization and operating agreement; and (c) with respect to any partnership, joint venture, trust or other form of business entity, the partnership, joint venture or other applicable agreement of formation or organization and any agreement, instrument, filing or notice with respect thereto filed in connection with its formation or organization with the applicable Governmental Authority in the jurisdiction of its formation or organization and, if applicable, any certificate or articles of formation or organization of such entity.

"Outstanding Amount" means (i) with respect to Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any borrowings and prepayments or repayments of Loans, as the case may be, occurring on such date; and (ii) with respect to any L/C Obligations on any date, the amount of such L/C Obligations on such date after giving effect to any L/C Credit Extension occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date.

"Participant" has the meaning specified in Section .

"PBGC" means the Pension Benefit Guaranty Corporation.

"Pension Plan" means any "employee pension benefit plan" (as such term is defined in Section 3(2) of ERISA), other than a Multiemployer Plan, that is subject to Title IV of ERISA and is sponsored or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate contributes or has an obligation to contribute, or in the case of a multiple employer or other plan described in Section 4064(a) of ERISA, has made contributions at any time during the immediately preceding five plan years.

"Permitted Liens" means:

(a)

operators' liens under customary operating agreements, liens arising under gas transportation and purchase agreements on the gas being transported or processed which secure related gas transportation and processing fees only, statutory Liens for taxes, statutory mechanics' and materialmen's Liens, and other similar statutory Liens, provided such Liens secure only indebtedness, liabilities and obligations which are not delinquent or which are being contested as provided in Section  of this Agreement;

(b)

Liens on any oil and gas properties which neither have developed reserves (producing or non-producing) properly attributable thereto nor are otherwise held under lease by production of other reserves;

(c)

Liens on the Loan Parties' office facilities;

(d)

Liens on property securing non-recourse debt permitted under Section (f) of this Agreement which is acquired with proceeds or developed with proceeds of the non-recourse debt; and

(e)

Liens to secure the Obligations;

provided that nothing in this definition shall in and of itself constitute or be deemed to constitute an agreement or acknowledgment by the Administrative Agent or any Lender that the Indebtedness subject to or secured by any such Permitted Lien ranks (apart from the effect of any Lien included in or inherent in any such Permitted Liens) in priority to the Obligations.

"Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any "employee benefit plan" (as such term is defined in Section 3(3) of ERISA) established by the Borrower or, with respect to any such plan that is subject to Section 412 of the Code or Title IV of ERISA, any ERISA Affiliate.

"Pro Rata Share" means, with respect to each Lender at any time, a fraction (expressed as a percentage, carried out to the ninth decimal place), the numerator of which is the amount of the Commitment of such Lender at such time and the denominator of which is the amount of the Aggregate Commitments at such time; provided that if the commitment of each Lender to make Loans and the obligation of the L/C Issuer to make L/C Credit Extensions have been terminated pursuant to Section , then the Pro Rata Share of each Lender shall be determined based on the Pro Rata Share of such Lender immediately prior to such termination and after giving effect to any subsequent assignments made pursuant to the terms hereof. The initial Pro Rata Share of each Lender is set forth opposite the name of such Lender on Schedule  or in the Assignment and Assumption pursuant to which such Lender becomes a party hereto, as applicable.

"Register" has the meaning specified in Section .

"Reportable Event" means any of the events set forth in Section 4043(c) of ERISA, other than events for which the 30 day notice period has been waived.

"Request for Credit Extension" means (a) with respect to a Borrowing, conversion or continuation of Loans, a Loan Notice, and (b) with respect to an L/C Credit Extension, a Letter of Credit Application.

"Required Lenders" means, as of any date of determination, Lenders having more than 50% of the Aggregate Commitments or, if the commitment of each Lender to make Loans and the obligation of the L/C Issuer to make L/C Credit Extensions have been terminated pursuant to Section , Lenders holding in the aggregate more than 50% of the Total Outstandings (with the aggregate amount of each Lender's risk participation and funded participation in L/C Obligations being deemed "held" by such Lender for purposes of this definition); provided that the Commitment of, and the portion of the Total Outstandings held or deemed held by, any Defaulting Lender shall be excluded for purposes of making a determination of Required Lenders.

"Responsible Officer" means the chairman of the board, chief executive officer, president or chief financial officer of the Borrower. Any document delivered hereunder that is signed by a Responsible Officer of a Loan Party shall be conclusively presumed to have been authorized by all necessary corporate, partnership and/or other action on the part of such Loan Party and such Responsible Officer shall be conclusively presumed to have acted on behalf of such Loan Party.

"Restricted Payment" means any dividend or other distribution (whether in cash, securities or other property) with respect to any capital stock or other equity interest of the Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such capital stock or other equity interest or of any option, warrant or other right to acquire any such capital stock or other equity interest.

"Restricted Subsidiary" means any Subsidiary of the Borrower that is not an Unrestricted Subsidiary.

"S&P" means Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. and any successor thereto.

"SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

"Shareholders' Equity" means the remainder of (i) the Borrower's assets on a consolidated basis minus (ii) the sum of (x) the Borrower's liabilities on a consolidated basis (such assets and liabilities to be calculated excluding unrealized noncash gains or losses resulting from "mark-to-market" adjustments pursuant to FAS 133) plus (y) all treasury stock of the Borrower and its Subsidiaries.

"Subsidiary" of a Person means a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise specified, all references herein to a "Subsidiary" or to "Subsidiaries" shall refer to a Subsidiary or Subsidiaries of the Borrower.

"Swap Contract" means (a) any and all rate swap transactions, basis swaps, credit derivative transactions, forward rate transactions, commodity swaps, commodity options, forward commodity contracts, equity or equity index swaps or options, bond or bond price or bond index swaps or options or forward bond or forward bond price or forward bond index transactions, interest rate options, forward foreign exchange transactions, cap transactions, floor transactions, collar transactions, currency swap transactions, cross-currency rate swap transactions, currency options, spot contracts, or any other similar transactions or any combination of any of the foregoing (including any options to enter into any of the foregoing), whether or not any such transaction is governed by or subject to any master agreement, and (b) any and all transactions of any kind, and the related confirmations, which are subject to the terms and conditions of, or governed by, any form of master agreement published by the International Swaps and Derivatives Association, Inc., any International Foreign Exchange Master Agreement, or any other master agreement (any such master agreement, together with any related schedules, a "Master Agreement"), including any such obligations or liabilities under any Master Agreement.

"Swap Termination Value" means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a), the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include a Lender or any Affiliate of a Lender).

 "Synthetic Lease Obligation" means the monetary obligation of a Person under (a) a so-called synthetic, off-balance sheet or tax retention lease, or (b) an agreement for the use or possession of property creating obligations that do not appear on the balance sheet of such Person but which, upon the insolvency or bankruptcy of such Person, would be characterized as the indebtedness of such Person (without regard to accounting treatment).

"Total Outstandings" means the aggregate Outstanding Amount of all Loans and all L/C Obligations.

"Type" means, with respect to a Loan, its character as a Base Rate Loan or a Eurodollar Rate Loan.

"United States" and "U.S." mean the United States of America.

"Unreimbursed Amount" has the meaning specified in Section .

"Unrestricted Subsidiary" means any Person in which the Borrower does not presently own an interest (directly or indirectly) which hereafter becomes a Subsidiary of the Borrower and which, within 90 days thereafter, is designated as an Unrestricted Subsidiary by the Borrower to Administrative Agent, provided that the Borrower may not designate as an Unrestricted Subsidiary any Subsidiary in which it has made an Investment of more than $25,000,000 (directly or indirectly) by any means other than newly issued stock or treasury stock of the Borrower, which may be used to make an Investment in Unrestricted Subsidiaries without limit and provided further that in the event the book value of the assets of any Unrestricted Subsidiary at any time exceeds $25,000,000, such Subsidiary shall cease to be an Unrestricted Subsidiary and shall automatically become a Restricted Subsidiary.

1.2

Other Interpretive Provisions. With reference to this Agreement and each other Loan Document, unless otherwise specified herein or in such other Loan Document:

(a)

The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

(b)

(i)

The words "herein," "hereto," "hereof" and "hereunder" and words of similar import when used in any Loan Document shall refer to such Loan Document as a whole and not to any particular provision thereof.

(ii)

Article, Section, Exhibit and Schedule references are to the Loan Document in which such reference appears.

(iii)

The term "including" is by way of example and not limitation.

(iv)

The term "documents" includes any and all instruments, documents, agreements, certificates, notices, reports, financial statements and other writings, however evidenced, whether in physical or electronic form.

(c)

In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including;" the words "to" and "until" each mean "to but excluding;" and the word "through" means "to and including."

(d)

Section headings herein and in the other Loan Documents are included for convenience of reference only and shall not affect the interpretation of this Agreement or any other Loan Document.

0.1

Accounting Terms.

(a)

All accounting terms not specifically or completely defined herein shall be construed in conformity with, and all financial data (including financial ratios and other financial calculations) required to be submitted pursuant to this Agreement shall be prepared in conformity with, GAAP applied on a consistent basis, as in effect from time to time, applied in a manner consistent with that used in preparing the Audited Financial Statements, except as otherwise specifically prescribed herein.

(b)

If at any time any change in GAAP would affect the computation of any financial ratio or requirement set forth in any Loan Document, and either the Borrower or the Required Lenders shall so request, the Administrative Agent, the Lenders and the Borrower shall negotiate in good faith to amend such ratio or requirement to preserve the original intent thereof in light of such change in GAAP (subject to the approval of the Required Lenders); provided that, until so amended, (i) such ratio or requirement shall continue to be computed in accordance with GAAP prior to such change therein and (ii) the Borrower shall provide to the Administrative Agent and the Lenders financial statements and other documents required under this Agreement or as reasonably requested hereunder setting forth a reconciliation between calculations of such ratio or requirement made before and after giving effect to such change in GAAP.

0.2

Rounding. Any financial ratios required to be maintained by the Borrower pursuant to this Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed herein and rounding the result up or down to the nearest number (with a rounding-up if there is no nearest number).

0.3

References to Agreements and Laws. Unless otherwise expressly provided herein, (a) references to Organization Documents, agreements (including the Loan Documents) and other contractual instruments shall be deemed to include all subsequent amendments, restatements, extensions, supplements and other modifications thereto, but only to the extent that such amendments, restatements, extensions, supplements and other modifications are not prohibited by any Loan Document; and (b) references to any Law shall include all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting such Law.

0.4

Times of Day. Unless otherwise specified, all references herein to times of day shall be references to Central time (daylight or standard, as applicable).

0.5

Letter of Credit Amounts. Unless otherwise specified, all references herein to the amount of a Letter of Credit at any time shall be deemed to mean the maximum face amount of such Letter of Credit after giving effect to all increases thereof contemplated by such Letter of Credit or the Issuer Documents related thereto, whether or not such maximum face amount is in effect at such time.

ARTICLE I.
THE COMMITMENTS AND CREDIT EXTENSIONS

1.1

Loans. Subject to the terms and conditions set forth herein, each Lender severally agrees to make loans (each such loan, a "Loan") in Dollars to the Borrower from time to time, on any Business Day during the Availability Period, in an aggregate amount not to exceed at any time outstanding the amount of such Lender's Commitment; provided, however, that after giving effect to any Borrowing, (i) the Total Outstandings shall not exceed the Aggregate Commitments, and (ii) the aggregate Outstanding Amount of the Loans of any Lender, plus such Lender's Pro Rata Share of the Outstanding Amount of all L/C Obligations shall not exceed such Lender's Commitment. Within the limits of each Lender's Commitment, and subject to the other terms and conditions hereof, the Borrower may borrow under this Section , prepay under Section , and reborrow under this Section . Loans may be Base Rate Loans or Eurodollar Rate Loans, as further provided herein.

1.2

Borrowings, Conversions and Continuations of Loans.

(a)

Each Borrowing, each conversion of Loans from one Type to the other, and each continuation of Eurodollar Rate Loans shall be made upon the Borrower's irrevocable written notice to the Administrative Agent. Each such notice must be received by the Administrative Agent not later than 11:00 a.m. (i) three Business Days prior to the requested date of any Borrowing of, conversion to or continuation of Eurodollar Rate Loans or of any conversion of Eurodollar Rate Loans to Base Rate Loans, and (ii) on the requested date of any Borrowing of Base Rate Loans; provided, however, that if the Borrower wishes to request Eurodollar Rate Loans having an Interest Period other than one, two, three or six months in duration as provided in the definition of "Interest Period," the applicable notice must be received by the Administrative Agent not later than 11:00 a.m. four Business Days prior to the requested date of such Borrowing, conversion or continuation, whereupon the Administrative Agent shall give prompt notice to the Lenders of such request and determine whether the requested Interest Period is acceptable to all of them. Not later than 11:00 a.m., three Business Days before the requested date of such Borrowing, conversion or continuation, the Administrative Agent shall notify the Borrower (which notice may be by telephone) whether or not the requested Interest Period has been consented to by all of the Lenders. Each Borrowing of, conversion to or continuation of Eurodollar Rate Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof. Except as provided in Section 2.03(c), each Borrowing of or conversion to Base Rate Loans shall be in a principal amount of $500,000 or a whole multiple of $100,000 in excess thereof. Each Loan Notice (whether telephonic or written) shall specify (i) whether the Borrower is requesting a Borrowing, a conversion of Loans from one Type to the other, or a continuation of Eurodollar Rate Loans, (ii) the requested date of the Borrowing, conversion or continuation, as the case may be (which shall be a Business Day), (iii) the principal amount of Loans to be borrowed, converted or continued, (iv) the Type of Loans to be borrowed or to which existing Loans are to be converted, and (v) if applicable, the duration of the Interest Period with respect thereto. If the Borrower fails to specify a Type of Loan in a Loan Notice or if the Borrower fails to give a timely notice requesting a conversion or continuation, then the applicable Loans shall be made as, or converted to, Base Rate Loans. Any such automatic conversion to Base Rate Loans shall be effective as of the last day of the Interest Period then in effect with respect to the applicable Eurodollar Rate Loans. If the Borrower requests a Borrowing of, conversion to, or continuation of Eurodollar Rate Loans in any such Loan Notice, but fails to specify an Interest Period, it will be deemed to have specified an Interest Period of one month.

(b)

Following receipt of a Loan Notice, the Administrative Agent shall promptly notify each Lender of the amount of its Pro Rata Share of the applicable Loans, and if no timely notice of a conversion or continuation is provided by the Borrower, the Administrative Agent shall notify each Lender of the details of any automatic conversion to Base Rate Loans described in the preceding subsection. In the case of a Borrowing, each Lender shall make the amount of its Loan available to the Administrative Agent in immediately available funds at the Administrative Agent's Office not later than 1:00 p.m. on the Business Day specified in the applicable Loan Notice. Upon satisfaction of the applicable conditions set forth in Section  (and, if such Borrowing is the initial Credit Extension, Section ), the Administrative Agent shall make all funds so received available to the Borrower in like funds as received by the Administrative Agent either by (i) crediting the account of the Borrower on the books of Bank of America with the amount of such funds or (ii) wire transfer of such funds, in each case in accordance with instructions provided to (and reasonably acceptable to) the Administrative Agent by the Borrower; provided, however, that if, on the date the Loan Notice with respect to such Borrowing is given by the Borrower, there are L/C Borrowings outstanding, then the proceeds of such Borrowing, first, shall be applied to the payment in full of any such L/C Borrowings, and second, shall be made available to the Borrower as provided above.

(c)

Except as otherwise provided herein, a Eurodollar Rate Loan may be continued or converted only on the last day of an Interest Period for such Eurodollar Rate Loan. During the existence of a Default, no Loans may be requested as, converted to or continued as Eurodollar Rate Loans without the consent of the Required Lenders.

(d)

The Administrative Agent shall promptly notify the Borrower and the Lenders of the interest rate applicable to any Interest Period for Eurodollar Rate Loans upon determination of such interest rate. The determination of the Eurodollar Rate by the Administrative Agent shall be conclusive in the absence of manifest error. At any time that Base Rate Loans are outstanding, the Administrative Agent shall notify the Borrower and the Lenders of any change in Bank of America's prime rate used in determining the Base Rate promptly following the public announcement of such change.

(e)

After giving effect to all Borrowings, all conversions of Loans from one Type to the other, and all continuations of Loans as the same Type, there shall not be more than ten Interest Periods in effect with respect to Loans.

0.1

Letters of Credit.

(a)

The Letter of Credit Commitment.

(i)

Subject to the terms and conditions set forth herein, (A) the L/C Issuer agrees, in reliance upon the agreements of the other Lenders set forth in this Section , (1) from time to time on any Business Day during the period from the Closing Date until the Letter of Credit Expiration Date, to issue Letters of Credit in Dollars for the account of the Borrower or its Subsidiaries, and to amend or extend Letters of Credit previously issued by it, in accordance with subsection (b) below, and (2) to honor drawings under the Letters of Credit; and (B) the Lenders severally agree to participate in Letters of Credit issued for the account of the Borrower and any drawings thereunder; provided that after giving effect to any L/C Credit Extension with respect to any Letter of Credit, (x) the Total Outstandings shall not exceed the Aggregate Commitments, (y) the aggregate Outstanding Amount of the Loans of any Lender, plus such Lender's Pro Rata Share of the Outstanding Amount of all L/C Obligations shall not exceed such Lender's Commitment, and (z) the Outstanding Amount of the L/C Obligations shall not exceed the Letter of Credit Sublimit. Each request by the Borrower for the issuance or amendment of a Letter of Credit shall be deemed to be a representation by the Borrower that the L/C Credit Extension so requested complies with the conditions set forth in the proviso to the preceding sentence. Within the foregoing limits, and subject to the terms and conditions hereof, the Borrower's ability to obtain Letters of Credit shall be fully revolving, and accordingly the Borrower may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit that have expired or that have been drawn upon and reimbursed.

(ii)

The L/C Issuer shall not issue any Letter of Credit, if:

(A)

subject to Section (iii), the expiry date of such requested Letter of Credit would occur more than twelve months after the date of issuance or last extension, unless the Required Lenders have approved such expiry date;

(B)

the expiry date of such requested Letter of Credit would occur after the Letter of Credit Expiration Date, unless all the Lenders have approved such expiry date; or

(C)

such Letter of Credit is to be used for a purpose other than general corporate purposes of the Borrower unless the Required Lenders have consented thereto.

(iii)

The L/C Issuer shall not be under any obligation to issue any Letter of Credit if:

(A)

any order, judgment or decree of any Governmental Authority or arbitrator shall by its terms purport to enjoin or restrain the L/C Issuer from issuing such Letter of Credit, or any Law applicable to the L/C Issuer or any request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the L/C Issuer shall prohibit, or request that the L/C Issuer refrain from, the issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the L/C Issuer with respect to such Letter of Credit any restriction, reserve or capital requirement (for which the L/C Issuer is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon the L/C Issuer any unreimbursed loss, cost or expense which was not applicable on the Closing Date and which the L/C Issuer in good faith deems material to it;

(B)

the issuance of such Letter of Credit would violate any Laws or one or more policies of the L/C Issuer;

(C)

except as otherwise agreed by the Administrative Agent and the L/C Issuer, such Letter of Credit is in an initial face amount less than $500,000;

(D)

such Letter of Credit is to be denominated in a currency other than Dollars;

(E)

such Letter of Credit contains any provisions for automatic reinstatement of the stated amount after any drawing thereunder; or

(F)

a default of any Lender's obligations to fund under Section  exists or any Lender is at such time a Defaulting Lender hereunder, unless the L/C Issuer has entered into satisfactory arrangements with the Borrower or such Lender to eliminate the L/C Issuer's risk with respect to such Lender.

(iv)

The L/C Issuer shall not amend any Letter of Credit if the L/C Issuer would not be permitted at such time to issue such Letter of Credit in its amended form under the terms hereof.

(v)

The L/C Issuer shall be under no obligation to amend any Letter of Credit if (A) the L/C Issuer would have no obligation at such time to issue such Letter of Credit in its amended form under the terms hereof, or (B) the beneficiary of such Letter of Credit does not accept the proposed amendment to such Letter of Credit.

(a)

Procedures for Issuance and Amendment of Letters of Credit; Auto-Extension Letters of Credit.

(i)

Each Letter of Credit shall be issued or amended, as the case may be, upon the request of the Borrower delivered to the L/C Issuer (with a copy to the Administrative Agent) in the form of a Letter of Credit Application, appropriately completed and signed by a Responsible Officer of the Borrower. Such Letter of Credit Application must be received by the L/C Issuer and the Administrative Agent not later than 11:00 a.m. at least two Business Days (or such later date and time as the Administrative Agent and the L/C Issuer may agree in a particular instance in their sole discretion) prior to the proposed issuance date or date of amendment, as the case may be. In the case of a request for an initial issuance of a Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to the L/C Issuer: (A) the proposed issuance date of the requested Letter of Credit (which shall be a Business Day); (B) the amount thereof; (C) the expiry date thereof; (D) the name and address of the beneficiary thereof; (E) the documents to be presented by such beneficiary in case of any drawing thereunder; (F) the full text of any certificate to be presented by such beneficiary in case of any drawing thereunder; and (G) such other matters as the L/C Issuer may require. In the case of a request for an amendment of any outstanding Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to the L/C Issuer (A) the Letter of Credit to be amended; (B) the proposed date of amendment thereof (which shall be a Business Day); (C) the nature of the proposed amendment; and (D) such other matters as the L/C Issuer may require. Additionally, the Borrower shall furnish to the L/C Issuer and the Administrative Agent such other documents and information pertaining to such requested Letter of Credit issuance or amendment, including any Issuer Documents, as the L/C Issuer or the Administrative Agent may require.

(ii)

Promptly after receipt of any Letter of Credit Application, the L/C Issuer will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has received a copy of such Letter of Credit Application from the Borrower and, if not, the L/C Issuer will provide the Administrative Agent with a copy thereof. Unless the L/C Issuer has received written notice from any Lender, the Administrative Agent or any Loan Party, at least one Business Day prior to the requested date of issuance or amendment of the applicable Letter of Credit, that one or more applicable conditions contained in Article IV shall not then be satisfied, then, subject to the terms and conditions hereof, the L/C Issuer shall, on the requested date, issue a Letter of Credit for the account of the Borrower or the applicable Subsidiary or enter into the applicable amendment, as the case may be, in each case in accordance with the L/C Issuer's usual and customary business practices. Immediately upon the issuance of each Letter of Credit, each Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the L/C Issuer a risk participation in such Letter of Credit in an amount equal to the product of such Lender's Pro Rata Share times the amount of such Letter of Credit.

(iii)

If the Borrower so requests in any applicable Letter of Credit Application, the L/C Issuer may, in its sole and absolute discretion, agree to issue a Letter of Credit that has automatic extension provisions (each, an "Auto-Extension Letter of Credit"); provided that any such Auto-Extension Letter of Credit must permit the L/C Issuer to prevent any such extension at least once in each twelve-month period (commencing with the date of issuance of such Letter of Credit) by giving prior written notice to the beneficiary thereof not later than a specified day (the "Non-Extension Notice Date") in each such twelve-month period to be agreed upon at the time such Letter of Credit is issued. Unless otherwise directed by the L/C Issuer, the Borrower shall not be required to make a specific request to the L/C Issuer for any such extension. Once an Auto-Extension Letter of Credit has been issued, the Lenders shall be deemed to have authorized (but may not require) the L/C Issuer to permit the extension of such Letter of Credit at any time to an expiry date not later than the Letter of Credit Expiration Date; provided, however, that the L/C Issuer shall not permit any such extension if (A) the L/C Issuer has determined that it would not be permitted, or would have no obligation, at such time to issue such Letter of Credit in its revised form (as extended) under the terms hereof (by reason of the provisions of clause (ii) or (iii) of Section  or otherwise), or (B) it has received written notice on or before the day that is five Business Days before the Non-Extension Notice Date (1) from the Administrative Agent that the Required Lenders have elected not to permit such extension or (2) from the Administrative Agent, any Lender or any Loan Party that one or more of the applicable conditions specified in Section  is not then satisfied, and in each such case directing the L/C Issuer not to permit such extension.

(iv)

If any Letter of Credit contains provisions providing for automatic reinstatement of the stated amount after any drawing thereunder, (A) unless otherwise directed by the L/C Issuer, the Borrower shall not be required to make a specific request to the L/C Issuer to permit such reinstatement, and (B) the Administrative Agent and the Lenders hereby authorize and direct the L/C Issuer to permit such automatic reinstatement, whether or not a Default then exists, unless the L/C Issuer has received a written notice on or before the day that is two Business Days before the reinstatement date from the Administrative Agent, the Required Lenders or any Loan Party that one or more of the applicable conditions specified in Section 4.02 is not then satisfied and directing the L/C Issuer to cease permitting such automatic reinstatement of such Letter of Credit.

(v)

Promptly after its delivery of any Letter of Credit or any amendment to a Letter of Credit to an advising bank with respect thereto or to the beneficiary thereof, the L/C Issuer will also deliver to the Borrower and the Administrative Agent a true and complete copy of such Letter of Credit or amendment.

(a)

Drawings and Reimbursements; Funding of Participations.

(i)

Upon receipt from the beneficiary of any Letter of Credit of any notice of a drawing under such Letter of Credit, the L/C Issuer shall notify the Borrower and the Administrative Agent thereof. Not later than 11:00 a.m. on the date of any payment by the L/C Issuer under a Letter of Credit (each such date, an "Honor Date"), the Borrower shall reimburse the L/C Issuer through the Administrative Agent in an amount equal to the amount of such drawing. If the Borrower fails to so reimburse the L/C Issuer by such time, the Administrative Agent shall promptly notify each Lender of the Honor Date, the amount of the unreimbursed drawing (the "Unreimbursed Amount"), and the amount of such Lender's Pro Rata Share thereof. In such event, the Borrower shall be deemed to have requested a Borrowing of Base Rate Loans to be disbursed on the Honor Date in an amount equal to the Unreimbursed Amount, without regard to the minimum and multiples specified in Section  for the principal amount of Base Rate Loans, but subject to the amount of the unutilized portion of the Aggregate Commitments and the conditions set forth in Section  (other than the delivery of a Loan Notice). Any notice given by the L/C Issuer or the Administrative Agent pursuant to this Section  may be given by telephone if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

(ii)

Each Lender (including the Lender acting as L/C Issuer) shall upon any written notice pursuant to Section  make funds available to the Administrative Agent for the account of the L/C Issuer at the Administrative Agent's Office in an amount equal to its Pro Rata Share of the Unreimbursed Amount not later than 1:00 p.m. on the Business Day specified in such written notice by the Administrative Agent, whereupon, subject to the provisions of Section , each Lender that so makes funds available shall be deemed to have made a Base Rate Loan to the Borrower in such amount. The Administrative Agent shall remit the funds so received to the L/C Issuer.

(iii)

With respect to any Unreimbursed Amount that is not fully refinanced by a Borrowing of Base Rate Loans because the conditions set forth in Section  cannot be satisfied or for any other reason, the Borrower shall be deemed to have incurred from the L/C Issuer an L/C Borrowing in the amount of the Unreimbursed Amount that is not so refinanced, which L/C Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the Default Rate. In such event, each Lender's payment to the Administrative Agent for the account of the L/C Issuer pursuant to Section  shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Lender in satisfaction of its participation obligation under this Section .

(iv)

Until each Lender funds its Loan or L/C Advance pursuant to this Section  to reimburse the L/C Issuer for any amount drawn under any Letter of Credit, interest in respect of such Lender's Pro Rata Share of such amount shall be solely for the account of the L/C Issuer.

(v)

Each Lender's obligation to make Loans or L/C Advances to reimburse the L/C Issuer for amounts drawn under Letters of Credit, as contemplated by this Section , shall be absolute and unconditional and shall not be affected by any circumstance, including (A) any set-off, counterclaim, recoupment, defense or other right which such Lender may have against the L/C Issuer, the Borrower or any other Person for any reason whatsoever; (B) the occurrence or continuance of a Default, or (C) any other occurrence, event or condition, whether or not similar to any of the foregoing; provided, however, that each Lender's obligation to make Loans pursuant to this Section  is subject to the conditions set forth in Section  (other than delivery by the Borrower of a Loan Notice). No such making of an L/C Advance shall relieve or otherwise impair the obligation of the Borrower to reimburse the L/C Issuer for the amount of any payment made by the L/C Issuer under any Letter of Credit, together with interest as provided herein.

(vi)

If any Lender fails to make available to the Administrative Agent for the account of the L/C Issuer any amount required to be paid by such Lender pursuant to the foregoing provisions of this Section  by the time specified in Section , the L/C Issuer shall be entitled to recover from such Lender (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the L/C Issuer at a rate per annum equal to the Federal Funds Rate from time to time in effect. A certificate of the L/C Issuer submitted to any Lender (through the Administrative Agent) with respect to any amounts owing under this clause (vi) shall be conclusive absent manifest error.

(a)

Repayment of Participations.

(i)

At any time after the L/C Issuer has made a payment under any Letter of Credit and has received from any Lender such Lender's L/C Advance in respect of such payment in accordance with Section , if the Administrative Agent receives for the account of the L/C Issuer any payment in respect of the related Unreimbursed Amount or interest thereon (whether directly from the Borrower or otherwise, including proceeds of Cash Collateral applied thereto by the Administrative Agent), the Administrative Agent will distribute to such Lender its Pro Rata Share thereof (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's L/C Advance was outstanding) in the same funds as those received by the Administrative Agent.

(ii)

If any payment received by the Administrative Agent for the account of the L/C Issuer pursuant to Section  is required to be returned under any of the circumstances described in Section  (including pursuant to any settlement entered into by the L/C Issuer in its discretion), each Lender shall pay to the Administrative Agent for the account of the L/C Issuer its Pro Rata Share thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned by such Lender, at a rate per annum equal to the Federal Funds Rate from time to time in effect.

(a)

Obligations Absolute. The obligation of the Borrower to reimburse the L/C Issuer for each drawing under each Letter of Credit and to repay each L/C Borrowing shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including the following:

(i)

any lack of validity or enforceability of such Letter of Credit, this Agreement, or any other Loan Document;

(ii)

the existence of any claim, counterclaim, set-off, defense or other right that the Borrower or any Subsidiary may have at any time against any beneficiary or any transferee of such Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the L/C Issuer or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by such Letter of Credit or any agreement or instrument relating thereto, or any unrelated transaction;

(iii)

any draft, demand, certificate or other document presented under such Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under such Letter of Credit;

(iv)

any payment by the L/C Issuer under such Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit; or any payment made by the L/C Issuer under such Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of such Letter of Credit, including any arising in connection with any proceeding under any Debtor Relief Law; or

(v)

any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Borrower or any Subsidiary.

The Borrower shall promptly examine a copy of each Letter of Credit and each amendment thereto that is delivered to it and, in the event of any claim of noncompliance with the Borrower's instructions or other irregularity, the Borrower will immediately notify the L/C Issuer. The Borrower shall be conclusively deemed to have waived any such claim against the L/C Issuer and its correspondents unless such written notice is given as aforesaid.

(a)

Role of L/C Issuer. Each Lender and the Borrower agree that, in paying any drawing under a Letter of Credit, the L/C Issuer shall not have any responsibility to obtain any document (other than any sight draft, certificates and documents expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document. None of the L/C Issuer, any Agent-Related Person nor any of the respective correspondents, participants or assignees of the L/C Issuer shall be liable to any Lender for (i) any action taken or omitted in connection herewith at the request or with the approval of all Lenders or the Required Lenders, as applicable; (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any document or instrument related to any Letter of Credit or Letter of Credit Application. The Borrower hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Borrower's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. None of the L/C Issuer, any Agent-Related Person, nor any of the respective correspondents, participants or assignees of the L/C Issuer, shall be liable or responsible for any of the matters described in clauses (i) through (v) of Section ; provided, however, that anything in such clauses to the contrary notwithstanding, the Borrower may have a claim against the L/C Issuer, and the L/C Issuer may be liable to the Borrower, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Borrower which the Borrower proves were caused by the L/C Issuer's willful misconduct or gross negligence or the L/C Issuer's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing, the L/C Issuer may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary, and the L/C Issuer shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason.

(b)

Cash Collateral. Upon the request of the Administrative Agent, (i) if the L/C Issuer has honored any full or partial drawing request under any Letter of Credit and such drawing has resulted in an L/C Borrowing, or (ii) if, as of the Letter of Credit Expiration Date, any Letter of Credit for any reason remains outstanding and partially or wholly undrawn, the Borrower shall immediately Cash Collateralize the then Outstanding Amount of all L/C Obligations (in an amount equal to such Outstanding Amount determined as of the date of such L/C Borrowing or the Letter of Credit Expiration Date, as the case may be). Sections  and  set forth certain additional requirements to deliver Cash Collateral hereunder. For purposes of this Section , Section  and Section , "Cash Collateralize" means to pledge and deposit with or deliver to the Administrative Agent, for the benefit of the L/C Issuer and the Lenders, as collateral for the L/C Obligations, cash or deposit account balances (the "Cash Collateral" ) pursuant to documentation in form and substance satisfactory to the Administrative Agent and the L/C Issuer (which documents are hereby consented to by the Lenders). Derivatives of such term have corresponding meanings. The Borrower hereby grants to the Administrative Agent, for the benefit of the L/C Issuer and the Lenders, a security interest in all such cash, deposit accounts and all balances therein and all proceeds of the foregoing. Cash Collateral shall be maintained in blocked, non-interest bearing deposit accounts at Bank of America.

(c)

Applicability of ISP98. Unless otherwise expressly agreed by the L/C Issuer and the Borrower when a Letter of Credit is issued, the rules of the ISP shall apply to each Letter of Credit.

(d)

Letter of Credit Fees. The Borrower shall pay to the Administrative Agent for the account of each Lender in accordance with its Pro Rata Share a Letter of Credit fee (the "Letter of Credit Fee") for each Letter of Credit equal to the Applicable Rate times the daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit). Letter of Credit Fees shall be (i) computed on a quarterly basis in arrears and (ii) due and payable on the first Business Day after the end of each March, June, September and December, commencing with the first such date to occur after the issuance of such Letter of Credit, on the Letter of Credit Expiration Date and thereafter on demand. If there is any change in the Applicable Rate during any quarter, the daily maximum amount of each Letter of Credit shall be computed and multiplied by the Applicable Rate separately for each period during such quarter that such Applicable Rate was in effect. Notwithstanding anything to the contrary contained herein, while any Event of Default exists, all Letter of Credit Fees shall accrue at the Default Rate.

(e)

Fronting Fee and Documentary and Processing Charges Payable to L/C Issuer. The Borrower shall pay directly to the L/C Issuer for its own account a fronting fee with respect to each Letter of Credit in the amount specified in the Fee Letter, payable on the actual daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit). Such fronting fee shall be computed on a quarterly basis in arrears. Such fronting fee shall be due and payable on the first Business Day after the end of each March, June, September and December, commencing with the first such date to occur after the issuance of such Letter of Credit, on the Letter of Credit Expiration Date and thereafter on demand. In addition, the Borrower shall pay directly to the L/C Issuer for its own account the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the L/C Issuer relating to letters of credit as from time to time in effect. Such customary fees and standard costs and charges are due and payable on demand and are nonrefundable.

(f)

Conflict with Issuer Documents. In the event of any conflict between the terms hereof and the terms of any Issuer Document, the terms hereof shall control.

(g)

Letters of Credit Issued for Subsidiaries. Notwithstanding that a Letter of Credit issued or outstanding hereunder is in support of any obligations of, or is for the account of, a Subsidiary, the Borrower shall be obligated to reimburse the L/C Issuer hereunder for any and all drawings under such Letter of Credit. The Borrower hereby acknowledges that the issuance of Letters of Credit for the account of Subsidiaries inures to the benefit of the Borrower, and that the Borrower's business derives substantial benefits from the businesses of such Subsidiaries.

0.1

Prepayments.

(a)

The Borrower may, upon notice to the Administrative Agent, at any time or from time to time voluntarily prepay Loans in whole or in part without premium or penalty; provided that (i) such notice must be received by the Administrative Agent not later than 11:00 a.m. (A) three Business Days prior to any date of prepayment of Eurodollar Rate Loans and (B) on the date of prepayment of Base Rate Loans; (ii) any prepayment of Eurodollar Rate Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof; and (iii) any prepayment of Base Rate Loans shall be in a principal amount of $500,000 or a whole multiple of $100,000 in excess thereof or, in each case, if less, the entire principal amount thereof then outstanding. Each such notice shall specify the date and amount of such prepayment and the Type(s) of Loans to be prepaid. The Administrative Agent will promptly notify each Lender of its receipt of each such notice, and of the amount of such Lender's Pro Rata Share of such prepayment. If such notice is given by the Borrower, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein. Any prepayment of a Eurodollar Rate Loan shall be accompanied by all accrued interest thereon, together with any additional amounts required pursuant to Section . Each such prepayment shall be applied to the Loans of the Lenders in accordance with their respective Pro Rata Shares.

(b)

If for any reason the Total Outstandings at any time exceed the Aggregate Commitments then in effect, the Borrower shall immediately prepay Loans and/or Cash Collateralize the L/C Obligations in an aggregate amount equal to such excess; provided, however, that the Borrower shall not be required to Cash Collateralize the L/C Obligations pursuant to this Section  unless after the prepayment in full of the Loans the Total Outstandings exceed the Aggregate Commitments then in effect.

0.1

Termination or Reduction of Commitments. The Borrower may, upon notice to the Administrative Agent, terminate the Aggregate Commitments, or from time to time permanently reduce the Aggregate Commitments; provided that (i) any such notice shall be received by the Administrative Agent not later than 11:00 a.m. five Business Days prior to the date of termination or reduction, (ii) any such partial reduction shall be in an aggregate amount of $10,000,000 or any whole multiple of $1,000,000 in excess thereof, (iii) the Borrower shall not terminate or reduce the Aggregate Commitments if, after giving effect thereto and to any concurrent prepayments hereunder, the Total Outstandings would exceed the Aggregate Commitments, and (iv) if, after giving effect to any reduction of the Aggregate Commitments, the Letter of Credit Sublimit exceeds the amount of the Aggregate Commitments, the Letter of Credit Sublimit shall be automatically reduced by the amount of such excess. The Administrative Agent will promptly notify the Lenders of any such notice of termination or reduction of the Aggregate Commitments. Any reduction of the Aggregate Commitments shall be applied to the Commitment of each Lender according to its Pro Rata Share. All fees accrued until the effective date of any termination of the Aggregate Commitments shall be paid on the effective date of such termination.

0.2

Repayment of Loans. The Borrower shall repay to the Lenders on the Maturity Date the aggregate principal amount of Loans outstanding on such date.

0.3

Interest.

(a)

Subject to the provisions of subsection (b) below, (i) each Eurodollar Rate Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Eurodollar Rate for such Interest Period plus the Applicable Rate; and (ii) each Base Rate Loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate.

(b)

(i)

If any amount of principal of any Loan is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration or otherwise, such amount shall thereafter bear interest at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws.

(i)

If any amount (other than principal of any Loan) payable by the Borrower under any Loan Document is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration or otherwise, then upon the request of the Required Lenders, such amount shall thereafter bear interest at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws.

(ii)

Upon the request of the Required Lenders, while any Event of Default exists, the Borrower shall pay interest on the principal amount of all outstanding Obligations hereunder at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws.

(iii)

Accrued and unpaid interest on past due amounts (including interest on past due interest) shall be due and payable upon demand.

(a)

Interest on each Loan shall be due and payable in arrears on each Interest Payment Date applicable thereto and at such other times as may be specified herein. Interest hereunder shall be due and payable in accordance with the terms hereof before and after judgment, and before and after the commencement of any proceeding under any Debtor Relief Law.

0.1

Fees. In addition to certain fees described in subsections (i) and (j) of Section :

(a)

Commitment Fee. The Borrower shall pay to the Administrative Agent for the account of each Lender in accordance with its Pro Rata Share, a commitment fee equal to the Applicable Rate times the actual daily amount by which the Aggregate Commitments exceed the sum of (i) the Outstanding Amount of Loans and (ii) the Outstanding Amount of L/C Obligations. The commitment fee shall accrue at all times during the Availability Period, including at any time during which one or more of the conditions in Article IV is not met, and shall be due and payable quarterly in arrears (i) promptly after Borrower receives notice of the amount of such commitment fee for such quarter, but not earlier than the last Business Day of each March, June, September and December, commencing with the first such date to occur after the Closing Date, and (ii) on the Maturity Date. The commitment fee shall be calculated quarterly in arrears, and if there is any change in the Applicable Rate during any quarter, the actual daily amount shall be computed and multiplied by the Applicable Rate separately for each period during such quarter that such Applicable Rate was in effect.

(b)

Utilization Fee. The Borrower shall pay to the Administrative Agent for the account of each Lender in accordance with its Pro Rata Share, a utilization fee equal to the Applicable Rate times the Total Outstandings on each day that the Total Outstandings exceed 33% of the actual daily amount of the Aggregate Commitments then in effect (or, if terminated, in effect immediately prior to such termination). The utilization fee shall be due and payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing with the first such date to occur after the Closing Date, and on the Maturity Date. The utilization fee shall be calculated quarterly in arrears and if there is any change in the Applicable Rate during any quarter, the daily amount shall be computed and multiplied by the Applicable Rate for each period during which such Applicable Rate was in effect. The utilization fee shall accrue at all times, including at any time during which one or more of the conditions in Article IV is not met.

(c)

Other Fees. (i) The Borrower shall pay to the Arranger and the Administrative Agent for their own respective accounts fees in the amounts and at the times specified in the Fee Letter. Such fees shall be fully earned when paid and shall not be refundable for any reason whatsoever.

(ii)

The Borrower shall pay to the Lenders such fees as shall have been separately agreed upon in writing in the amounts and at the times so specified. Such fees shall be fully earned when paid and shall not be refundable for any reason whatsoever.

0.1

Computation of Interest and Fees. All computations of interest for Base Rate Loans when the Base Rate is determined by Bank of America's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more fees or interest, as applicable, being paid than if computed on the basis of a 365-day year). Interest shall accrue on each Loan for the day on which the Loan is made, and shall not accrue on a Loan, or any portion thereof, for the day on which the Loan or such portion is paid, provided that any Loan that is repaid on the same day on which it is made shall, subject to Section , bear interest for one day.

0.2

Evidence of Debt.

(a)

The Credit Extensions made by each Lender shall be evidenced by one or more accounts or records maintained by such Lender and by the Administrative Agent in the ordinary course of business. The accounts or records maintained by the Administrative Agent and each Lender shall be conclusive absent manifest error of the amount of the Credit Extensions made by the Lenders to the Borrower and the interest and payments thereon. Any failure to so record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Borrower hereunder to pay any amount owing with respect to the Obligations. In the event of any conflict between the accounts and records maintained by any Lender and the accounts and records of the Administrative Agent in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error. Upon the request of any Lender made through the Administrative Agent, the Borrower shall execute and deliver to such Lender (through the Administrative Agent) a Note, which shall evidence such Lender's Loans in addition to such accounts or records. Each Lender may attach schedules to its Note and endorse thereon the date, Type (if applicable), amount and maturity of its Loans and payments with respect thereto.

(b)

In addition to the accounts and records referred to in subsection (a), each Lender and the Administrative Agent shall maintain in accordance with its usual practice accounts or records evidencing the purchases and sales by such Lender of participations in Letters of Credit. In the event of any conflict between the accounts and records maintained by the Administrative Agent and the accounts and records of any Lender in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error.

0.1

Payments Generally.

(a)

All payments to be made by the Borrower shall be made without condition or deduction for any counterclaim, defense, recoupment or setoff. Except as otherwise expressly provided herein, all payments by the Borrower hereunder shall be made to the Administrative Agent, for the account of the respective Lenders to which such payment is owed, at the Administrative Agent's Office in Dollars and in immediately available funds not later than 2:00 p.m. on the date specified herein. The Administrative Agent will promptly distribute to each Lender its Pro Rata Share (or other applicable share as provided herein) of such payment in like funds as received by wire transfer to such Lender's Lending Office. All payments received by the Administrative Agent after 2:00 p.m. shall be deemed received on the next succeeding Business Day and any applicable interest or fee shall continue to accrue.

(b)

If any payment to be made by the Borrower shall come due on a day other than a Business Day, payment shall be made on the next following Business Day, and such extension of time shall be reflected in computing interest or fees, as the case may be.

(c)

Unless the Borrower or any Lender has notified the Administrative Agent, prior to the date any payment is required to be made by it to the Administrative Agent hereunder, that the Borrower or such Lender, as the case may be, will not make such payment, the Administrative Agent may assume that the Borrower or such Lender, as the case may be, has timely made such payment and may (but shall not be so required to), in reliance thereon, make available a corresponding amount to the Person entitled thereto. If and to the extent that such payment was not in fact made to the Administrative Agent in immediately available funds, then:

(i)

if the Borrower failed to make such payment, each Lender shall forthwith on demand repay to the Administrative Agent the portion of such assumed payment that was made available to such Lender in immediately available funds, together with interest thereon in respect of each day from and including the date such amount was made available by the Administrative Agent to such Lender to the date such amount is repaid to the Administrative Agent in immediately available funds at the Federal Funds Rate from time to time in effect; and

(ii)

if any Lender failed to make such payment, such Lender shall forthwith on demand pay to the Administrative Agent the amount thereof in immediately available funds, together with interest thereon for the period from the date such amount was made available by the Administrative Agent to the Borrower to the date such amount is recovered by the Administrative Agent (the "Compensation Period") at a rate per annum equal to the Federal Funds Rate from time to time in effect. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in the applicable Borrowing. If such Lender does not pay such amount forthwith upon the Administrative Agent's demand therefor, the Administrative Agent may make a demand therefor upon the Borrower, and the Borrower shall pay such amount to the Administrative Agent, together with interest thereon for the Compensation Period at a rate per annum equal to the rate of interest applicable to the applicable Borrowing. Nothing herein shall be deemed to relieve any Lender from its obligation to fulfill its Commitment or to prejudice any rights which the Administrative Agent or the Borrower may have against any Lender as a result of any default by such Lender hereunder.

A notice of the Administrative Agent to any Lender or the Borrower with respect to any amount owing under this subsection (c) shall be conclusive, absent manifest error.

(a)

If any Lender makes available to the Administrative Agent funds for any Loan to be made by such Lender as provided in the foregoing provisions of this Article II, and such funds are not made available to the Borrower by the Administrative Agent because the conditions to the applicable Credit Extension set forth in Article IV are not satisfied or waived in accordance with the terms hereof, the Administrative Agent shall return such funds (in like funds as received from such Lender) to such Lender, without interest.

(b)

The obligations of the Lenders hereunder to make Loans and to fund participations in Letters of Credit are several and not joint. The failure of any Lender to make any Loan or to fund any such participation on any date required hereunder shall not relieve any other Lender of its corresponding obligation to do so on such date, and no Lender shall be responsible for the failure of any other Lender to so make its Loan or purchase its participation.

(c)

Nothing herein shall be deemed to obligate any Lender to obtain the funds for any Loan in any particular place or manner or to constitute a representation by any Lender that it has obtained or will obtain the funds for any Loan in any particular place or manner.

0.1

Sharing of Payments. If, other than as expressly provided elsewhere herein, any Lender shall obtain on account of the Loans made by it, or the participations in L/C Obligations held by it, any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder) thereof, such Lender shall immediately (a) notify the Administrative Agent of such fact, and (b) purchase from the other Lenders such participations in the Loans made by them and/or such subparticipations in the participations in L/C Obligations held by them, as the case may be, as shall be necessary to cause such purchasing Lender to share the excess payment in respect of such Loans or such participations, as the case may be, pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Lender under any of the circumstances described in Section  (including pursuant to any settlement entered into by the purchasing Lender in its discretion), such purchase shall to that extent be rescinded and each other Lender shall repay to the purchasing Lender the purchase price paid therefor, together with an amount equal to such paying Lender's ratable share (according to the proportion of (i) the amount of such paying Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered, without further interest thereon. The Borrower agrees that any Lender so purchasing a participation from another Lender may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section ) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation. The Administrative Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Lenders following any such purchases or repayments. Each Lender that purchases a participation pursuant to this Section shall from and after such purchase have the right to give all notices, requests, demands, directions and other communications under this Agreement with respect to the portion of the Obligations purchased to the same extent as though the purchasing Lender were the original owner of the Obligations purchased.

0.2

Increase in Commitments.

(a)

Provided there exists no Default, upon notice to the Administrative Agent (which shall promptly notify the Lenders), the Borrower may from time to time, request an increase in the Aggregate Commitments by an amount (for all such requests) not exceeding $100,000,000; provided that (i) any such request for an increase shall be in a minimum amount of $5,000,000, and (ii) the Borrower may make a maximum of four such requests. At the time of sending such notice, the Borrower (in consultation with the Administrative Agent) shall specify the time period within which each Lender is requested to respond (which shall in no event be less than ten Business Days from the date of delivery of such notice to the Lenders). Each Lender shall notify the Administrative Agent within such time period whether or not it agrees to increase its Commitment and, if so, whether by an amount equal to, greater than, or less than its Pro Rata Share of such requested increase. Any Lender not responding within such time period shall be deemed to have declined to increase its Commitment. The Administrative Agent shall notify the Borrower and each Lender of the Lenders' responses to each request made hereunder. To achieve the full amount of a requested increase, the Borrower may also invite additional Eligible Assignees to become Lenders pursuant to a joinder agreement in form and substance satisfactory to the Administrative Agent and its counsel.

(b)

If the Aggregate Commitments are increased in accordance with this Section, the Administrative Agent and the Borrower shall determine the effective date (the "Increase Effective Date") and the final allocation of such increase. The Administrative Agent shall promptly notify the Borrower and the Lenders of the final allocation of such increase and the Increase Effective Date. As a condition precedent to such increase, the Borrower shall deliver to the Administrative Agent a certificate of each Loan Party dated as of the Increase Effective Date (in sufficient copies for each Lender) signed by a Responsible Officer of such Loan Party (i) certifying and attaching the resolutions adopted by such Loan Party approving or consenting to such increase, and (ii) in the case of the Borrower, certifying that, before and after giving effect to such increase, (A) the representations and warranties contained in Article V and the other Loan Documents are true and correct on and as of the Increase Effective Date, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they are true and correct as of such earlier date, and except that for purposes of this Section , the representations and warranties contained in subsections (a) and (b) of Section  shall be deemed to refer to the most recent statements furnished pursuant to subsections (a) and (b), respectively, of Section , and (B) no Default exists. The Borrower shall prepay any Loans outstanding on the Increase Effective Date (and pay any additional amounts required pursuant to Section ) to the extent necessary to keep the outstanding Loans ratable with any revised Pro Rata Shares arising from any nonratable increase in the Commitments under this Section.

(c)

This Section shall supersede any provisions in Sections  or  to the contrary.

ARTICLE I.
TAXES, YIELD PROTECTION AND ILLEGALITY

1.1

Taxes.

(a)

Any and all payments by the Borrower to or for the account of the Administrative Agent or any Lender under any Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of the Administrative Agent and each Lender, taxes imposed on or measured by its overall net income, and franchise taxes imposed on it (in lieu of net income taxes), by the jurisdiction (or any political subdivision thereof) under the Laws of which the Administrative Agent or such Lender, as the case may be, is organized or maintains a lending office (all such non-excluded taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by any Laws to deduct any Taxes from or in respect of any sum payable under any Loan Document to the Administrative Agent or any Lender, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section), each of the Administrative Agent and such Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable Laws, and (iv) within 30 days after the date of such payment, the Borrower shall furnish to the Administrative Agent (which shall forward the same to such Lender) the original or a certified copy of a receipt evidencing payment thereof.

(b)

In addition, the Borrower agrees to pay any and all present or future stamp, court or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under any Loan Document or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, any Loan Document (hereinafter referred to as "Other Taxes").

(c)

If the Borrower shall be required to deduct or pay any Taxes or Other Taxes from or in respect of any sum payable under any Loan Document to the Administrative Agent or any Lender, the Borrower shall also pay to the Administrative Agent or to such Lender, as the case may be, at the time interest is paid, such additional amount that the Administrative Agent or such Lender specifies is necessary to preserve the after-tax yield (after factoring in all taxes, including taxes imposed on or measured by net income) that the Administrative Agent or such Lender would have received if such Taxes or Other Taxes had not been imposed.

(d)

The Borrower agrees to indemnify the Administrative Agent and each Lender for (i) the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by the Administrative Agent and such Lender, (ii) amounts payable under Section  and (iii) any liability (including additions to tax, penalties, interest and expenses) arising therefrom or with respect thereto, in each case whether or not such Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. Payment under this subsection (d) shall be made within 30 days after the date the Lender or the Administrative Agent makes a demand therefor.

0.1

Illegality. If any Lender determines that any Law has made it unlawful, or that any Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make, maintain or fund Eurodollar Rate Loans, or to determine or charge interest rates based upon the Eurodollar Rate, then, on notice thereof by such Lender to the Borrower through the Administrative Agent, any obligation of such Lender to make or continue Eurodollar Rate Loans or to convert Base Rate Loans to Eurodollar Rate Loans shall be suspended until such Lender notifies the Administrative Agent and the Borrower that the circumstances giving rise to such determination no longer exist. Upon receipt of such notice, the Borrower shall, upon demand from such Lender (with a copy to the Administrative Agent), prepay or, if applicable, convert all Eurodollar Rate Loans of such Lender to Base Rate Loans, either on the last day of the Interest Period therefor, if such Lender may lawfully continue to maintain such Eurodollar Rate Loans to such day, or immediately, if such Lender may not lawfully continue to maintain such Eurodollar Rate Loans. Upon any such prepayment or conversion, the Borrower shall also pay accrued interest on the amount so prepaid or converted. Each Lender agrees to designate a different Lending Office if such designation will avoid the need for such notice and will not, in the good faith judgment of such Lender, otherwise be materially disadvantageous to such Lender.

0.2

Inability to Determine Rates. If the Required Lenders determine that for any reason adequate and reasonable means do not exist for determining the Eurodollar Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Loan, or that the Eurodollar Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Loan does not adequately and fairly reflect the cost to such Lenders of funding such Loan, the Administrative Agent will promptly so notify the Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain Eurodollar Rate Loans shall be suspended until the Administrative Agent (upon the instruction of the Required Lenders) revokes such notice. Upon receipt of such notice, the Borrower may revoke any pending request for a Borrowing of, conversion to or continuation of Eurodollar Rate Loans or, failing that, will be deemed to have converted such request into a request for a Borrowing of Base Rate Loans in the amount specified therein.

0.3

Increased Cost and Reduced Return; Capital Adequacy; Reserves on Eurodollar Rate Loans.

(a)

If any Lender determines that as a result of the introduction of or any change in or in the interpretation of any Law, or such Lender's compliance therewith, there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining Eurodollar Rate Loans or (as the case may be) issuing or participating in Letters of Credit, or a reduction in the amount received or receivable by such Lender in connection with any of the foregoing (excluding for purposes of this subsection (a) any such increased costs or reduction in amount resulting from (i) Taxes or Other Taxes (as to which Section  shall govern), (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or any foreign jurisdiction or any political subdivision of either thereof under the Laws of which such Lender is organized or has its Lending Office, and (iii) reserve requirements contemplated by Section ), then from time to time upon demand of such Lender (with a copy of such demand to the Administrative Agent), the Borrower shall pay to such Lender such additional amounts as will compensate such Lender for such increased cost or reduction.

(b)

If any Lender determines that the introduction of any Law regarding capital adequacy or any change therein or in the interpretation thereof, or compliance by such Lender (or its Lending Office) therewith, has the effect of reducing the rate of return on the capital of such Lender or any corporation controlling such Lender as a consequence of such Lender's obligations hereunder (taking into consideration its policies with respect to capital adequacy and such Lender's desired return on capital), then from time to time upon demand of such Lender (with a copy of such demand to the Administrative Agent), the Borrower shall pay to such Lender such additional amounts as will compensate such Lender for such reduction.

(c)

The Borrower shall pay to each Lender, as long as such Lender shall be required to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional interest on the unpaid principal amount of each Eurodollar Rate Loan equal to the actual costs of such reserves allocated to such Loan by such Lender (as determined by such Lender in good faith, which determination shall be conclusive), which shall be due and payable on each date on which interest is payable on such Loan, provided the Borrower shall have received at least 15 days' prior notice (with a copy to the Administrative Agent) of such additional interest from such Lender. If a Lender fails to give notice 15 days prior to the relevant Interest Payment Date, such additional interest shall be due and payable 15 days from receipt of such notice.

0.1

Compensation for Losses. Upon demand of any Lender (with a copy to the Administrative Agent) from time to time, the Borrower shall promptly compensate such Lender for and hold such Lender harmless from any loss, cost or expense incurred by it as a result of:

(a)

any continuation, conversion, payment or prepayment of any Loan other than a Base Rate Loan on a day other than the last day of the Interest Period for such Loan (whether voluntary, mandatory, automatic, by reason of acceleration, or otherwise); or

(b)

any failure by the Borrower (for a reason other than the failure of such Lender to make a Loan) to prepay, borrow, continue or convert any Loan other than a Base Rate Loan on the date or in the amount notified by the Borrower; or

(c)

any assignment of a Eurodollar Rate Loan on a day other than the last day of the Interest Period therefor as a result of a request by the Borrower pursuant to Section ;

including any loss of anticipated profits and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain such Loan or from fees payable to terminate the deposits from which such funds were obtained. The Borrower shall also pay any customary administrative fees charged by such Lender in connection with the foregoing.

For purposes of calculating amounts payable by the Borrower to the Lenders under this Section , each Lender shall be deemed to have funded each Eurodollar Rate Loan made by it at the Eurodollar Rate for such Loan by a matching deposit or other borrowing in the London interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Eurodollar Rate Loan was in fact so funded.

0.1

Matters Applicable to all Requests for Compensation.

(a)

A certificate of the Administrative Agent or any Lender claiming compensation under this Article III and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, the Administrative Agent or such Lender may use any reasonable averaging and attribution methods.

(b)

Upon any Lender's making a claim for compensation under Section  or , the Borrower may replace such Lender in accordance with Section .

0.2

Survival. All of the Borrower's obligations under this Article III shall survive termination of the Aggregate Commitments and repayment of all other Obligations hereunder.

ARTICLE I.
CONDITIONS PRECEDENT TO CREDIT EXTENSIONS

1.1

Conditions of Initial Credit Extension. The obligation of each Lender to make its initial Credit Extension hereunder is subject to satisfaction of the following conditions precedent:

(a)

The Administrative Agent's receipt of the following, each of which shall be originals or facsimiles (followed promptly by originals) unless otherwise specified, each properly executed by a Responsible Officer of the signing Loan Party, each dated the Closing Date (or, in the case of certificates of governmental officials, a recent date before the Closing Date) and each in form and substance satisfactory to the Administrative Agent and each of the Lenders:

(i)

executed counterparts of this Agreement, sufficient in number for distribution to the Administrative Agent, each Lender and the Borrower;

(ii)

a Note executed by the Borrower in favor of each Lender requesting a Note;

(iii)

such certificates of resolutions or other action, incumbency certificates and/or other certificates of Responsible Officers of each Loan Party as the Administrative Agent may require evidencing the identity, authority and capacity of each Responsible Officer thereof authorized to act as a Responsible Officer in connection with this Agreement and the other Loan Documents to which such Loan Party is a party;

(iv)

such documents and certifications as the Administrative Agent may reasonably require to evidence that each Loan Party is duly organized or formed, and that the Borrower is validly existing, in good standing and qualified to engage in business in each jurisdiction within the United States wherein the character of the properties owned or held by it or the nature of the business transacted by it makes such qualification necessary;

(v)

a favorable opinion of Thomas Jepperson, General Counsel for the Loan Parties, addressed to the Administrative Agent and each Lender, as to the matters set forth in Exhibit E and such other matters concerning the Loan Parties and the Loan Documents as the Required Lenders may reasonably request;

(vi)

a certificate of a Responsible Officer of each Loan Party either (A) attaching copies of all consents, licenses and approvals required in connection with the execution, delivery and performance by such Loan Party and the validity against such Loan Party of the Loan Documents to which it is a party, and such consents, licenses and approvals shall be in full force and effect, or (B) stating that no such consents, licenses or approvals are so required;

(vii)

the Audited Financial Statements;

(viii)

a certificate signed by a Responsible Officer of the Borrower certifying (A) that the conditions specified in Sections  and  have been satisfied, and (B) that there has been no event or circumstance since the date of the Audited Financial Statements that has had or could be reasonably expected to have, either individually or in the aggregate, a Material Adverse Effect; and (C) the current Debt Ratings;

(ix)

a duly completed Compliance Certificate as of the last day of the fiscal quarter of the Borrower most recently ended prior to the Closing Date, signed by a Responsible Officer of the Borrower;

(x)

evidence that the Existing Credit Agreement is being terminated concurrently with the Closing Date; and

(xi)

such other assurances, certificates, documents, consents or opinions as the Administrative Agent, the L/C Issuer or the Required Lenders reasonably may require.

(a)

Any fees required to be paid on or before the Closing Date shall have been paid.

(b)

Unless waived by the Administrative Agent, the Borrower shall have paid all Attorney Costs of the Administrative Agent to the extent invoiced prior to or on the Closing Date.

0.1

Conditions to all Credit Extensions. The obligation of each Lender to honor (i) any Request for Credit Extension or (ii) any Loan Notice for the conversion of Loans from one Type to another or the continuation of Eurodollar Rate Loans is subject to the following conditions precedent:

(a)

The representations and warranties of the Borrower contained in Article V or any other Loan Document, or which are contained in any document furnished at any time under or in connection herewith or therewith (excluding with respect Loan Notices described in clause (ii) immediately above in this Section 4.02, the representation and warranty set forth in Section 5.06(c) of this Agreement), shall be true and correct on and as of the date of such Credit Extension, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date, and except that for purposes of this Section , the representations and warranties contained in subsections (a) and (b) of Section  shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section .

(b)

No Default shall exist, or would result from such proposed Credit Extension.

(c)

The Administrative Agent and, if applicable, the L/C Issuer shall have received a Request for Credit Extension in accordance with the requirements hereof.

Each Request for Credit Extension (other than a Loan Notice requesting only a conversion of Loans to the other Type or a continuation of Eurodollar Rate Loans) submitted by the Borrower shall be deemed to be a representation and warranty that the conditions specified in Sections  and  have been satisfied on and as of the date of the applicable Credit Extension.

ARTICLE I.
REPRESENTATIONS AND WARRANTIES

To confirm each Lender's understanding concerning Loan Parties and Loan Parties' businesses, properties and obligations and to induce each Lender to enter into this Agreement and to extend credit hereunder, the Borrower represents and warrants to each Lender that:

1.1

No Default. No event has occurred and is continuing which constitutes a Default.

1.2

Organization and Good Standing. Each Loan Party is duly organized, validly existing and in good standing under the Laws of its jurisdiction of organization, having all powers required to carry on its business and enter into and carry out the transactions contemplated hereby. Each Loan Party is duly qualified, in good standing, and authorized to do business in all other jurisdictions within the United States wherein the character of the properties owned or held by it or the nature of the business transacted by it makes such qualification necessary. Each Loan Party has taken all actions and procedures customarily taken in order to enter, for the purpose of conducting business or owning property, each jurisdiction outside the United States wherein the character of the properties owned or held by it or the nature of the business transacted by it makes such actions and procedures desirable.

1.3

Authorization. The Borrower has duly taken all action necessary to authorize the execution and delivery by it of the Loan Documents to which it is a party and to authorize the consummation of the transactions contemplated thereby and the performance of its obligations thereunder. The Borrower is duly authorized to borrow funds hereunder.

1.4

No Conflicts or Consents. The execution and delivery by the various Loan Parties of the Loan Documents to which each is a party, the performance by each of its obligations under such Loan Documents, and the consummation of the transactions contemplated by the various Loan Documents, do not and will not (a) conflict with any provision of (i) any Law, (ii) the Organization Documents of any Loan Party, or (iii) any agreement, judgment, license, order or permit applicable to or binding upon any Loan Party, or (b) result in the acceleration of any Indebtedness owed by any Loan Party, or (c) result in or require the creation of any Lien upon any assets or properties of any Loan Party, except as expressly contemplated or permitted in the Loan Documents. Except as expressly contemplated in the Loan Documents no consent, approval, authorization or order of, and no notice to or filing with, any Governmental Authority or third party is required in connection with the execution, delivery or performance by any Loan Party of any Loan Document or to consummate any transactions contemplated by the Loan Documents.

1.5

Enforceable Obligations. This Agreement is, and the other Loan Documents when duly executed and delivered will be, legal, valid and binding obligations of each Loan Party which is a party hereto or thereto, enforceable in accordance with their terms except as such enforcement may be limited by bankruptcy, insolvency or similar Laws of general application relating to the enforcement of creditors' rights.

1.6

Audited Financial Statements.

(a)

The Borrower has heretofore delivered to each Lender true, correct and complete copies of the Audited Financial Statements. The Audited Financial Statements (i) fairly present the Borrower's consolidated financial position at the respective dates thereof and the consolidated results of the Borrower's operations and the Borrower's consolidated cash flows for the respective periods thereof, and (ii) show all material indebtedness and other liabilities, direct or contingent, of the Borrower and its Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Indebtedness. All Audited Financial Statements were prepared in accordance with GAAP.

(b)

The unaudited consolidated balance sheet of the Borrower and its Subsidiaries dated September 30,  2003 and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal quarter ended on that date (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, and (ii) fairly present the Borrower's consolidated financial condition as of the date thereof and their results of operations for the period covered thereby, subject, in the case of clauses (i) and (ii), to the absence of footnotes and to normal year-end adjustments.

(c)

Since the date of the annual Audited Financial Statements no event which would cause a Material Adverse Effect has occurred.

1.7

Other Obligations and Restrictions. No Loan Party has any outstanding indebtedness, liabilities or obligations of any kind (including contingent obligations, tax assessments, and unusual forward or long-term commitments) which are, in the aggregate, material to the Borrower or material with respect to the Borrower's consolidated financial condition and not shown in the Audited Financial Statements or disclosed on Schedule . Except as shown in the Audited Financial Statements or disclosed on Schedule , no Loan Party is subject to or restricted by any franchise, contract, deed, charter restriction, or other instrument or restriction which could cause a Material Adverse Effect.

1.8

Full Disclosure. No certificate, statement or other information delivered herewith or heretofore by any Loan Party to any Lender in connection with the negotiation of this Agreement or in connection with any transaction contemplated hereby contains any untrue statement of a material fact or omits to state any material fact known to any Loan Party (other than industry-wide risks normally associated with the types of businesses conducted by Loan Parties) necessary to make the statements contained herein or therein not misleading as of the date made or deemed made. There is no fact known to the Borrower (other than industry-wide risks normally associated with the types of businesses conducted by Loan Parties) that has not been disclosed by the Borrower to each Lender in writing which would reasonably be expected to have a Material Adverse Effect.

1.9

Litigation. Except as disclosed in the Annual Report on Form 10-K or the Quarterly Report on Form 10-Q of Borrower filed with the SEC, there are no actions, suits or legal, equitable, arbitrative or administrative proceedings pending, or to the knowledge of any Loan Party threatened, against any Loan Party before any Governmental Authority which would reasonably be expected to have a Material Adverse Effect, and there are no outstanding judgments, injunctions, writs, rulings or orders by any such Governmental Authority against any Loan Party which would reasonably be expected to have a Material Adverse Effect.

1.10

Labor Disputes and Acts of God. Except as disclosed on Schedule , neither the business nor the properties of any Loan Party has been affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance), which would reasonably be expected to have a Material Adverse Effect.

1.11

ERISA Plans and Liabilities. All currently existing Pension Plans are listed on Schedule 5.11. Except as disclosed in the Audited Financial Statements or on Schedule 5.11, no ERISA Event has occurred with respect to any Pension Plan and all ERISA Affiliates are in compliance with ERISA in all material respects. No ERISA Affiliate is required to contribute to, or has any other absolute or contingent liability in respect of, any Multiemployer Plan. Except as set forth on Schedule 5.11, no "accumulated funding deficiency" (as defined in Section 412(a) of the Internal Revenue Code) exists with respect to any Pension Plan, whether or not waived by the Secretary of the Treasury or his delegate, and the current value of the accumulated benefit obligation of each Pension Plan does not exceed the current value of the assets of such Pension Plan available for the payment of such benefits by more than $30,000,000.

1.12

Environmental and Other Laws. Except as disclosed in the Annual Report on Form 10-K or the Quarterly Report on Form 10-Q of Borrower filed with the SEC, or on Schedule : (a) Loan Parties are conducting their businesses in material compliance with all applicable Laws, including Environmental Laws, and have and are in material compliance with all licenses and permits required under any such Laws; (b) none of the operations or properties of any Loan Party is the subject of federal, state or local investigation evaluating whether any material remedial action is needed to respond to a release of any Hazardous Materials into the environment or to the improper storage or disposal (including storage or disposal at offsite locations) of any Hazardous Materials; (c) no Loan Party (and to the best knowledge of the Borrower, no other Person) has filed any notice under any Law indicating that any Loan Party is responsible for the improper release into the environment, or the improper storage or disposal, of any material amount of any Hazardous Materials or that any Hazardous Materials have been improperly released, or are improperly stored or disposed of, upon any property of any Loan Party; (d) no Loan Party has transported or arranged for the transportation of any Hazardous Material to any location which is (i) listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, listed for possible inclusion on such National Priorities List by the Environmental Protection Agency in its Comprehensive Environmental Response, Compensation and Liability Information System List, or listed on any similar state list or (ii) the subject of federal, state or local enforcement actions or other investigations which may lead to claims against any Loan Party for clean-up costs, remedial work, damages to natural resources or for personal injury claims (whether under Environmental Laws or otherwise); and (e) no Loan Party otherwise has any known material contingent liability under any Environmental Laws or in connection with the release into the environment, or the storage or disposal, of any Hazardous Materials.

1.13

Borrower's Subsidiaries. The Borrower does not presently have any Subsidiary or own any stock in any other corporation or association except those listed on Schedule  and except in cases where the Borrower owns less than 5% of the outstanding capital stock of any such corporation. Neither the Borrower nor any Loan Party is a member of any general or limited partnership, limited liability company, joint venture formed under the laws of the United States or any State thereof or association of any type whatsoever except those listed on Schedule  and associations, joint ventures or other relationships which are established pursuant to a standard form operating agreement or similar agreement or which are partnerships for purposes of federal income taxation only, which are not corporations or partnerships (or subject to the Uniform Partnership Act) under applicable state Law, and whose businesses are limited to the exploration, development and operation of oil, gas or mineral properties, pipelines or gathering systems and interests owned directly by the parties in such associations, joint ventures or relationships. The Borrower owns, directly or indirectly, the equity interest in each of its Subsidiaries which is indicated on Schedule .

1.14

Title to Properties; Licenses. Each Loan Party has good and defensible title to all of its material properties and assets, free and clear of all Liens other than Permitted Liens and of all impediments to the use of such properties and assets in such Loan Party's business. Each Loan Party possesses all licenses, permits, franchises, patents, copyrights, trademarks and trade names, and other intellectual property (or otherwise possesses the right to use such intellectual property without violation of the rights of any other Person) which are reasonably necessary to carry out its business as presently conducted and as presently proposed to be conducted hereafter, and no Loan Party is in violation in any material respect of the terms under which it possesses such intellectual property or the right to use such intellectual property.

1.15

Government Regulation.

(a)

The Borrower is not engaged and will not engage, principally or as one of its important activities, in the business of purchasing or carrying margin stock (within the meaning of Regulation U issued by the FRB), or extending credit for the purpose of purchasing or carrying margin stock.

(b)

Neither the Borrower nor any other Loan Party owing Obligations is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Investment Company Act of 1940 (as any of the preceding acts have been amended) or any other Law which regulates the incurring by such Person of Indebtedness, including Laws relating to common contract carriers or the sale of electricity, gas, steam, water or other public utility services.

1.16

Solvency. Upon giving effect to the issuance of the Notes, the execution of the Loan Documents by the Borrower and the consummation of the transactions contemplated hereby, the Borrower will be solvent (as such term is used in applicable bankruptcy, liquidation, receivership, insolvency or similar Laws).

ARTICLE II.
Affirmative Covenants of Borrower

To conform with the terms and conditions under which each Lender is willing to have credit outstanding to the Borrower, and to induce each Lender to enter into this Agreement and extend credit hereunder, the Borrower warrants, covenants and agrees that until the full and final payment of the Obligations and the termination of this Agreement, unless Required Lenders have previously agreed otherwise:

2.1

Payment and Performance. The Borrower will pay all amounts due under the Loan Documents in accordance with the terms thereof and will observe, perform and comply with every covenant, term and condition expressed or implied in the Loan Documents. The Borrower will cause each other Loan Party to observe, perform and comply with every such term, covenant and condition in any Loan Document.

2.2

Books, Financial Statements and Reports. Each Loan Party will at all times maintain full and accurate books of account and records. The Borrower will maintain and will cause its Subsidiaries to maintain a standard system of accounting, will maintain its fiscal year, and will furnish the following statements and reports to Administrative Agent and each Lender at the Borrower's expense:

(a)

Within five (5) days after the date required to be delivered to the SEC, but no later than ninety-five (95) days after the end of each fiscal year, complete consolidated financial statements of the Borrower together with all notes thereto, which shall be prepared in reasonable detail in accordance with GAAP and shall not be subject to any "going concern" or like qualification or exception or any qualification or exception as to the scope of such audit, together with an unqualified opinion based on an audit using generally accepted auditing standards, by Ernst & Young LLP or another independent certified public accountant of nationally recognized standing reasonably acceptable to the Required Lenders, stating that such consolidated financial statements have been so prepared. These financial statements shall contain a consolidated balance sheet as of the end of such fiscal year and consolidated statements of earnings, of cash flows, and of changes in shareholders' equity for such fiscal year, each setting forth in comparative form the corresponding figures for the preceding fiscal year. On the date of delivery of such financial statements to Administrative Agent and each Lender, the Borrower will furnish to Administrative Agent and each Lender a Compliance Certificate signed by a Responsible Officer of the Borrower, stating that such financial statements fairly present the financial condition of the Borrower, stating that such Person has reviewed the Loan Documents, containing all calculations required to be made to show compliance or non-compliance with the provisions of Sections  and , and further stating that there is no condition or event at the end of such fiscal year or at the time of such certificate which constitutes a Default or specifying the nature and period of existence of any such condition or event.

(b)

Within five (5) days after the date required to be delivered to the SEC, but no later than fifty (50) days after the end of each fiscal quarter, the Borrower's consolidated balance sheet and income statement as of the end of such fiscal quarter and a consolidated statement of cash flows for the period from the beginning of the then current fiscal year to the end of such fiscal quarter, all in reasonable detail and prepared in accordance with GAAP, subject to changes resulting from normal year-end adjustments. In addition, the Borrower will, together with each such set of financial statements, furnish a Compliance Certificate signed by a Responsible Officer of the Borrower stating that such financial statements are accurate and complete (subject to normal year-end adjustments), stating that such Person has reviewed the Loan Documents, containing all calculations required to be made by the Borrower to show compliance or non-compliance with the provisions of Sections  and  and further stating that there is no condition or event at the end of such fiscal quarter or at the time of such certificate which constitutes a Default or specifying the nature and period of existence of any such condition or event.

(c)

Promptly upon their becoming available, the Borrower shall provide copies of all registration statements, periodic reports and other statements and schedules filed by any Loan Party with any securities exchange, the SEC or any similar Governmental Authority.

Documents required to be delivered pursuant to Section 6.02(a), (b) or (c) (to the extent any such documents are included in materials otherwise filed with the SEC) may be delivered electronically and if so delivered, shall be deemed to have been delivered on the date (i) on which the Borrower posts such documents, or provides a link thereto on the Borrower's website on the Internet at the website address listed on Schedule 10.02; or (ii) on which such documents are posted on the Borrower's behalf on an Internet or intranet website, if any, to which each Lender and the Administrative Agent have access (whether a commercial, third-party website or whether sponsored by the Administrative Agent); provided that: (i) the Borrower shall deliver paper copies of such documents to the Administrative Agent or any Lender that requests the Borrower to deliver such paper copies until a written request to cease delivering paper copies is given by the Administrative Agent or such Lender and (ii) the Borrower shall notify (which may be by facsimile or electronic mail) the Administrative Agent and each Lender of the posting of any such documents and provide to the Administrative Agent by electronic mail electronic versions (i.e., soft copies) of such documents. Notwithstanding anything contained herein, in every instance the Borrower shall be required to provide paper copies of the Compliance Certificates required by Sections 6.02(a) and (b) to the Administrative Agent. Except for such Compliance Certificates, the Administrative Agent shall have no obligation to request the delivery or to maintain copies of the documents referred to above, and in any event shall have no responsibility to monitor compliance by the Borrower with any such request for delivery, and each Lender shall be solely responsible for requesting delivery to it or maintaining its copies of such documents.

2.3

Other Information and Inspections. The Borrower will furnish to each Lender any information which Administrative Agent or any Lender may from time to time reasonably request concerning any covenant, provision or condition of the Loan Documents or any matter in connection with Loan Parties' businesses and operations. The Borrower will permit, and will cause the other Loan Parties to permit, representatives appointed by Administrative Agent (including independent accountants, auditors, agents, attorneys, appraisers and any other Persons) to visit and inspect during normal business hours any of the Loan Parties properties, including its books of account, other books and records, and any facilities or other business assets, and to make extra copies therefrom and photocopies and photographs thereof, and to write down and record any information such representatives obtain. The Borrower will permit, and will cause the other Loan Parties to permit, Administrative Agent or any Lender or its representatives to investigate and verify the accuracy of the information furnished to Administrative Agent or any Lender in connection with the Loan Documents and to discuss all such matters with its officers, employees and representatives.

2.4

Notice of Material Events and Change of Address. The Borrower will promptly notify each Lender in writing, stating that such notice is being given pursuant to this Agreement, of:

(a)

the occurrence of any event which would have a Material Adverse Effect,

(b)

the occurrence of any Default,

(c)

the acceleration of the maturity of any Indebtedness owed by any Loan Party having a principal balance of more than $10,000,000, or of any default by any Loan Party under any indenture, mortgage, agreement, contract or other instrument to which any of them is a party or by which any of them or any of their properties is bound, if such default would have a Material Adverse Effect,

(d)

the occurrence of any ERISA Event,

(e)

any single claim of $10,000,000 or more, any notice of potential liability under any Environmental Laws which might exceed such amount, or any other material adverse claim asserted against any Loan Party or with respect to any Loan Party's properties,

(f)

the filing of any suit or proceeding against any Loan Party in which an adverse decision would have a Material Adverse Effect,

(g)

any material change in the accounting or financial reporting practices of the Borrower or its Subsidiaries, and

(h)

any announcement by Moody's or S&P of any change or possible change in Debt Rating.

Upon the occurrence of any of the foregoing, Loan Parties will take all necessary or appropriate steps to remedy promptly any such Material Adverse Effect, Default, acceleration, default or ERISA Event, to protect against any such adverse claim, to defend any such suit or proceeding, and to resolve all controversies on account of any of the foregoing. The Borrower will also notify Administrative Agent and Administrative Agent's counsel in writing promptly in the event that any Loan Party changes its name or the location of its chief executive office.

2.5

Maintenance of Properties. Each Loan Party will maintain, preserve, protect, and keep all property used or useful in the conduct of its business in good condition and in compliance with all applicable Laws in all material respects, and will from time to time make all repairs, renewals and replacements needed to enable the business and operations carried on in connection therewith to be promptly and advantageously conducted at all times in accordance with industry standards.

2.6

Maintenance of Existence and Qualifications. Each Loan Party will maintain and preserve its existence and its rights and franchises in full force and effect and will qualify to do business in all states or jurisdictions where required by applicable Law, except where the failure so to qualify will not have a Material Adverse Effect.

2.7

Payment of Trade Liabilities, Taxes, etc. Each Loan Party will timely file all required tax returns; timely pay all taxes, assessments, trade liabilities, royalties, and other governmental charges or levies imposed upon it or upon its income, profits or property; and maintain appropriate accruals and reserves for all of the foregoing in accordance with GAAP. Each Loan Party may, however, delay paying or discharging any of the foregoing so long as it is in good faith contesting the validity thereof by appropriate proceedings and has set aside on its books adequate reserves therefor.

2.8

Insurance. In accordance with industry standards, each Loan Party will keep or cause to be kept insured or self-insured, at the option of each Loan Party, its surface equipment and other property of a character usually insured by similar Persons engaged in the same or similar businesses. The insurance coverages and amounts will be reasonably determined by each Loan Party, based on coverages carried by prudent owners of similar equipment and property.

2.9

Performance on Borrower's Behalf. If any Loan Party fails to pay any taxes, insurance premiums, expenses, attorneys' fees or other amounts it is required to pay under any Loan Document during any period in which a Default exists, Administrative Agent may pay the same. The Borrower shall immediately reimburse Administrative Agent for any such payments and each amount paid by Administrative Agent shall constitute an Obligation owed hereunder which is due and payable on the date such amount is paid by Administrative Agent.

2.10

Interest. The Borrower hereby promises to Administrative Agent and each Lender to pay interest at the Default Rate applicable to Base Rate Loans on all Obligations (including Obligations to pay fees or to reimburse or indemnify any Lender) which the Borrower has in this Agreement promised to pay to Administrative Agent and Lenders and which are not paid when due. Such interest shall accrue from the date such Obligations become due until they are paid.

2.11

Compliance with Agreements and Law. Each Loan Party will perform all material obligations it is required to perform under the terms of each indenture, mortgage, deed of trust, security agreement, lease, franchise, agreement, contract or other instrument or obligation to which it is a party or by which it or any of its properties is bound. Each Loan Party will conduct its business and affairs in compliance with all Laws applicable thereto.

2.12

Environmental Matters.

(a)

Each Loan Party will comply in all material respects with all Environmental Laws now or hereafter applicable to such Loan Party, as well as all contractual obligations and agreements with respect to environmental remediation or other environmental matters, and shall obtain, at or prior to the time required by applicable Environmental Laws, all environmental, health and safety permits, licenses and other authorizations necessary for its operations and will maintain such authorizations in full force and effect.

(b)

The Borrower will promptly furnish to Administrative Agent all written notices of violation, orders, claims, citations, complaints, penalty assessments, suits or other proceedings received by the Borrower, or of which it has notice, pending or threatened against the Borrower, by any Governmental Authority with respect to any alleged violation of or non-compliance with any Environmental Laws or any permits, licenses or authorizations in connection with its ownership or use of its properties or the operation of its business, if the violation, order, claim, citation, complaint, penalty assessment, suit or other proceeding could reasonably be expected to result in liability to the Borrower in excess of $10,000,000.

(c)

The Borrower will promptly furnish to Administrative Agent all requests for information, notices of claim, demand letters, and other notifications, received by the Borrower in connection with its ownership or use of its properties or the conduct of its business, relating to potential responsibility with respect to any investigation or clean-up of Hazardous Material at any location which could reasonably be expected to result in a liability to the Borrower in excess of $10,000,000.

2.13

Evidence of Compliance. Each Loan Party will furnish to each Lender at such Loan Party's or the Borrower's expense all evidence which Administrative Agent from time to time reasonably requests in writing as to the accuracy and validity of or compliance with all representations, warranties and covenants made by any Loan Party in the Loan Documents, the satisfaction of all conditions contained therein, and all other matters pertaining thereto.

2.14

Use of Proceeds. The Borrower will use the proceeds of the Credit Extensions to refinance indebtedness under the Existing Credit Agreement, for working capital, capital expenditures, and other general corporate purposes not in contravention of any Law or of any Loan Document. In no event shall the funds from any Loan or any Letter of Credit be used directly or indirectly by any Person for personal, family, household or agricultural purposes or for the purpose, whether immediate, incidental or ultimate, of purchasing, acquiring or carrying any "margin stock" (as such term is defined in Regulation U promulgated by the Board of Governors of the Federal Reserve System) or to extend credit to others directly or indirectly for the purpose of purchasing or carrying any such margin stock.

6.15

Subordination of Intercompany Indebtedness. All indebtedness, liabilities and obligations of the Borrower to Questar Corporation or to any Restricted Subsidiary shall be made under and evidenced by a Subordinated Promissory Note in the form of Exhibit F, a copy of which Borrower shall deliver to Administrative Agent.

ARTICLE III.
Negative Covenants of Borrower

To conform with the terms and conditions under which each Lender is willing to have credit outstanding to the Borrower, and to induce each Lender to enter into this Agreement and make the Loans, the Borrower warrants, covenants and agrees that until the full and final payment of the Obligations and the termination of this Agreement, unless Required Lenders have previously agreed otherwise:

3.1

Indebtedness. No Restricted Subsidiary will in any manner owe or be liable for Indebtedness except:

(a)

the Obligations.

(b)

capital lease obligations (excluding oil, gas or mineral leases) entered into in the ordinary course of such Restricted Subsidiary's business in arm's length transactions at competitive market rates under competitive terms and conditions in all respects, provided that the obligations required to be paid in any fiscal year under any such capital leases do not in the aggregate exceed $2,000,000 for all Restricted Subsidiaries.

(c)

unsecured indebtedness, liabilities and obligations owed (i) by the Restricted Subsidiaries to Borrower or Questar Corporation, or (ii) by one Restricted Subsidiary to another Restricted Subsidiary, in each case only if such indebtedness, liabilities or obligations are evidenced by a Subordinated Promissory Note in the form of Exhibit F, a copy of which Borrower shall deliver to Administrative Agent.

(d)

Guaranties by one Restricted Subsidiary of indebtedness, liabilities and obligations owed by another Restricted Subsidiary or the Borrower if in the case of Guarantees of indebtedness, liabilities and obligations owned by another Restricted Subsidiary, such indebtedness, liabilities and obligations either are not Indebtedness or are allowed under subsection (a) of this Section .

(e)

Indebtedness of the Restricted Subsidiaries for plugging and abandonment bonds issued by third parties or for letters of credit issued in place thereof which are required by regulatory authorities in the area of operations, and Indebtedness of the Restricted Subsidiaries for other bonds or letters of credit which are required by such regulatory authorities with respect to other normal oil and gas operations.

(f)

non-recourse Indebtedness as to which no Loan Party (i) provides any guaranty or credit support of any kind (including any undertaking, guarantee, indemnity, agreement or instrument that would constitute Indebtedness) or (ii) is directly or indirectly liable (as a guarantor or otherwise); provided, that after giving effect to such Indebtedness outstanding from time to time, the Borrower is not in violation of Sections  or .

(g)

Indebtedness that is subordinated to the Obligations on terms acceptable to Required Lenders.

(h)

Acquired Debt which meets the following requirements: (i) the documentation evidencing such Indebtedness shall contain no terms, conditions or defaults (other than pricing) which are more favorable to the third party creditor than those contained in this Agreement are to Lenders and (ii) at the time such Indebtedness is incurred, no Default or Event of Default shall have occurred and be continuing hereunder.

(i)

Indebtedness under Swap Contracts permitted under Section .

(j)

unsecured Indebtedness of the Restricted Subsidiaries not described in subsections (a) through (i) above which meets the following requirements: (i) the documentation evidencing such Indebtedness shall contain no terms, conditions or defaults (other than pricing) which are more favorable to the third party creditor than those contained in this Agreement are to Lenders and (ii) at the time such Indebtedness is incurred, no Default or Event of Default shall have occurred and be continuing hereunder; provided that the Indebtedness of the Restricted Subsidiaries permitted under this subsection (j) shall not exceed $30,000,000 in the aggregate.

3.2

Limitation on Liens. Except for Permitted Liens, no Loan Party will create, assume or permit to exist any Lien upon any of the properties or assets which it now owns or hereafter acquires. No Loan Party will allow the filing or continued existence of any financing statement describing as collateral any assets or property of such Loan Party, other than financing statements which describe only collateral subject to a Lien permitted under this section and which name as secured party or lessor only the holder of such Lien.

3.3

Limitation on Investments and New Businesses. No Loan Party will:

(a)

engage directly or indirectly in any business or conduct any operations, except (i) in connection with or incidental to its present businesses and operations or complementary to such businesses or operations or (ii) in connection with businesses or operations that are not material to the Borrower and its Subsidiaries on a consolidated basis;

(b)

make any acquisitions of or capital contributions to any Person or any other Investment, except (i) Investments in the ordinary course of business, (ii) purchases of equity interests in Persons involved in the oil and gas industry if the aggregate amount of the purchase price for all such purchases (including the purchase in question) made by the Loan Parties after the date hereof does not exceed $50,000,000, and mergers permitted under Section .

3.4

Limitation on Mergers. The Borrower will not (i) merge or consolidate with or into any other Person unless the Borrower is the surviving business entity and no Default exists prior to such merger or consolidation or will exist immediately thereafter or (ii) Dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person.

3.5

Limitation on Issuance of Securities by Subsidiaries of Borrower. No Restricted Subsidiary will issue any additional shares of its capital stock, additional partnership interests or other equity securities or any options, warrants or other rights to acquire such additional shares, partnership interests or other securities except to another Loan Party.

3.6

Transactions with Affiliates. No Loan Party will engage in any material transaction with any of its Affiliates on terms which are less favorable in any material respect to it than those which would have been obtainable at the time in arm's-length dealing with Persons other than such Affiliates.

3.7

Prohibited Contracts. No Loan Party will enter into any Contractual Obligation (other than this Agreement or any other Loan Document) that limits the ability (i) of any Subsidiary to make Restricted Payments to any other Loan Party or to otherwise transfer property to any other Loan Party, (ii) of any Restricted Subsidiary to Guarantee the Indebtedness of the Borrower or (iii) of any Loan Party to create, incur, assume or suffer to exist Liens on property of such Person.

3.8

ERISA. No ERISA Affiliate will incur any obligation to contribute to any "multiemployer plan" as defined in Section 4001 of ERISA.

3.9

Limitation on Sales of Property. No Loan Party will Dispose of any of its material assets or properties or any material interest therein, except:

(a)

equipment which is worthless or obsolete or which is replaced by equipment of equal suitability and value;

(b)

inventory (including oil and gas sold as produced and seismic data) which is sold in the ordinary course of business on ordinary trade terms;

(c)

capital stock of any of the Borrower's Subsidiaries which is transferred to the Borrower or a wholly owned Subsidiary of the Borrower;

(d)

interests in oil and gas properties, or portions thereof, to which no proved reserves of oil, gas or other liquid or gaseous hydrocarbons are properly attributed.

(e)

notwithstanding the above, other property which is sold for fair consideration in an aggregate amount not to exceed fifteen percent (15%) of the consolidated net book value of the Borrower's property, plant and equipment during any fiscal year of Borrower.

3.10

Swap Contracts. No Loan Party will be a party to or in any manner be liable on any Swap Contract, unless such contracts are entered into as a hedge of equity oil and gas production (whether production is produced by any Loan Party or purchased from third parties), to secure a known margin for the purchase and resale of third party natural gas, crude oil or electricity, or as a hedge of floating rate Indebtedness or foreign currency needs (and not as a speculative investment), such contracts are entered into in the ordinary course of the Loan Parties' businesses, and

 (i)

if such contracts are entered into with the purpose and effect of fixing prices on oil or gas expected to be produced by Loan Parties:

(A)

such contracts for any single month (determined, in the case of contracts that are not settled on a monthly basis, by a monthly proration acceptable to Administrative Agent) do not, in the aggregate, cover amounts greater than the Applicable Percentage for such month; and

(B)

such contracts do not require any Loan Party to provide any Lien on any property to secure the Loan Parties' obligations thereunder, other than Liens on cash or cash equivalents and letters of credit; provided that the aggregate amount of cash and cash equivalents subject to Liens securing such contracts and the undrawn amount of all letters of credit securing such contracts shall not exceed $100,000,000 at any time.

As used in this subsection, (i) the term "Applicable Percentage" means, with respect to any month, the percentage (not to exceed 100%) of the Loan Parties' aggregate Projected Oil and Gas Production anticipated to be sold in the ordinary course of the Loan Parties' businesses during such month which the management of the Borrower deems prudent based upon the Loan Parties' business strategies, and (ii) the term "Projected Oil and Gas Production" means the projected production of oil or gas (measured by volume unit or BTU equivalent, not sales price) for the term of the contracts or a particular month, as applicable, from properties and interests owned by any Loan Party which have attributable to them proved oil or gas reserves.

(ii)

if such contracts are entered into with the purpose and effect of fixing interest rates on a principal amount of indebtedness of such Loan Party that is accruing interest at a variable rate, the aggregate notional amount of such contracts never exceeds the anticipated outstanding principal balance of the indebtedness to be hedged by such contracts or an average of such principal balances calculated using a generally accepted method of matching interest swap contracts to declining principal balances, and the floating rate index of each such contract generally matches the index used to determine the floating rates of interest on the corresponding indebtedness to be hedged by such contract.

3.11

Consolidated Funded Debt to Capitalization Ratio. As of the end of each fiscal quarter of Borrower, the Consolidated Funded Debt to Capitalization Ratio will not exceed 0.6 to 1.0.

3.12

Consolidated Interest Coverage Ratio. As of the end of each fiscal quarter of Borrower, the Consolidated Interest Coverage Ratio will not be less than 3.0 to 1.0.

ARTICLE IV.
Events of Default and Remedies

4.1

Events of Default. Each of the following events constitutes an Event of Default under this Agreement:

(a)

The Borrower or any other Loan Party fails to pay (i) any amount of principal of any Loan or any L/C Obligation when and as required to be paid herein, or (ii) any other amount due and payable hereunder or under any other Loan Document on the earlier of (x) the fifth day after the date such amount becomes due or (y) the first Business Day after Administrative Agent notifies the Borrower that such amount is due, or ;

(b)

Any "default" or "event of default" occurs under any Loan Document which defines either such term, and the same is not remedied within the applicable period of grace (if any) provided in such Loan Document;

(c)

The Borrower fails to duly observe, perform or comply with any term, covenant or agreement contained in  or in Section  or Section  (with the exception of the failure to provide notice in the event that any Loan Party changes its name or location of its headquarters);

(d)

The Borrower fails (other than as referred to in subsections (a), (b) or (c) above) to duly observe, perform or comply with any covenant, agreement, condition or provision of any Loan Document, and such failure remains unremedied for a period of thirty (30) days;

(e)

Any representation or warranty previously, presently or hereafter made in writing by or on behalf of any Loan Party in connection with any Loan Document shall prove to have been false or incorrect in any material respect on any date on or as of which made, or this Agreement or any Note is asserted to be or at any time ceases to be valid, binding and enforceable in any material respect as warranted in Section  for any reason other than its release or subordination by Administrative Agent;

(f)

Any Loan Party fails to duly observe, perform or comply with any Contractual Obligation with any Person, if such failure could reasonably be expected to have a Material Adverse Effect upon the Borrower;

(g)

(i) Any Loan Party (A) fails to make any payment when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) in respect of any Indebtedness or Guarantee (other than Indebtedness hereunder and Indebtedness under Swap Contracts) having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $10,000,000, or (B) fails to observe or perform any other agreement or condition relating to any such Indebtedness or Guarantee or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event occurs, the effect of which default or other event is to cause, or to permit the holder or holders of such Indebtedness or the beneficiary or beneficiaries of such Guarantee (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to be demanded or to become due or to be repurchased, prepaid, defeased or redeemed (automatically or otherwise), or an offer to repurchase, prepay, defease or redeem such Indebtedness to be made, prior to its stated maturity, or such Guarantee to become payable or cash collateral in respect thereof to be demanded; or (ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from (A) any event of default under such Swap Contract as to which the Borrower or any Subsidiary is the Defaulting Party (as defined in such Swap Contract) or (B) any Termination Event (as so defined) under such Swap Contract as to which the Borrower or any Subsidiary is an Affected Party (as so defined) and, in either event, the Swap Termination Value owed by the Borrower or such Subsidiary as a result thereof is greater than the $10,000,000; or

(h)

The Borrower or any of its Subsidiaries having assets with a book value of at least $10,000,000:

(i)

institutes or consents to the institution of any proceeding under any Debtor Relief Law, or makes an assignment for the benefit of creditors; or applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer for it or for all or any material part of its property; or any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer is appointed without the application or consent of such Person and the appointment continues undischarged or unstayed for 60 calendar days; or any proceeding under any Debtor Relief Law relating to any such Person or to all or any material part of its property is instituted without the consent of such Person and continues undismissed or unstayed for 60 calendar days, or an order for relief is entered in any such proceeding; or

(ii)

becomes unable or admits in writing its inability or fails generally to pay its debts as they become due, or there is issued or levied any writ or warrant of attachment or execution or similar process against all or any material part of the property of any such Person and is not released, vacated or fully bonded within 30 days after its issue or levy; or

(iii)

there is entered against any such Person (i) a final judgment or order for the payment of money in an aggregate amount exceeding $10,000,000 (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage), or any one or more non-monetary final judgments that have, or could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect and, in either case, (A) enforcement proceedings are commenced by any creditor upon such judgment or order, or (B) there is a period of 10 consecutive days during which a stay of enforcement of such judgment, by reason of a pending appeal or otherwise, is not in effect; or

(i)

Either (i) any "accumulated funding deficiency" (as defined in Section 412(a) of the Code) in excess of $10,000,000 exists with respect to any Pension Plan or any Multiemployer Plan, whether or not waived by the Secretary of the Treasury or his delegate, or (ii) any ERISA Event occurs with respect to any Pension Plan or any Multiemployer Plan and the then current value of the accumulated benefit obligation of such Pension Plan or Multiemployer Plan exceeds the then current value of the assets of such Pension Plan or Multiemployer Plan available for the payment of such benefit liabilities by more than $10,000,000 (or in the case of an ERISA Event involving the withdrawal of a substantial employer, the withdrawing employer's proportionate share of such excess exceeds such amount); or

(j)

A Change of Control occurs.

0.1

Remedies upon Event of Default. If any Event of Default occurs and is continuing, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders, take any or all of the following actions:

(a)

declare the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions to be terminated, whereupon such commitments and obligation shall be terminated;

(b)

declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower;

(c)

require that the Borrower Cash Collateralize the L/C Obligations (in an amount equal to 100% of the then Outstanding Amount thereof); and

(d)

exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Loan Documents or applicable law;

provided, however, that upon the occurrence of an actual or deemed entry of an order for relief with respect to the Borrower under the Bankruptcy Code of the United States, the obligation of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions shall automatically terminate, the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable, and the obligation of the Borrower to Cash Collateralize the L/C Obligations as aforesaid shall automatically become effective, in each case without further act of the Administrative Agent or any Lender.

0.2

Application of Funds. After the exercise of remedies provided for in Section  (or after the Loans have automatically become immediately due and payable and the L/C Obligations have automatically been required to be Cash Collateralized as set forth in Section ), any amounts received on account of the Obligations shall be applied by the Administrative Agent in the following order:

(a)

First, to payment of that portion of the Obligations constituting fees, indemnities, expenses and other amounts (including Attorney Costs and amounts payable under Article III) payable to the Administrative Agent in its capacity as such;

(b)

Second, to payment of that portion of the Obligations constituting fees, indemnities and other amounts (other than principal and interest) payable to the Lenders (including Attorney Costs and amounts payable under Article III), ratably among them in proportion to the amounts described in this clause (b) payable to them;

(c)

Third, to payment of that portion of the Obligations constituting accrued and unpaid interest on the Loans, L/C Borrowings and other Obligations, ratably among the Lenders in proportion to the respective amounts described in this clause (c) payable to them;

(d)

Fourth, to payment of that portion of the Obligations constituting unpaid principal of the Loans and L/C Borrowings, ratably among the Lenders in proportion to the respective amounts described in this clause (d) held by them;

(e)

Fifth, to the Administrative Agent for the account of the L/C Issuer, to Cash Collateralize that portion of L/C Obligations comprised of the aggregate undrawn amount of Letters of Credit; and

(f)

Last, the balance, if any, after all of the Obligations have been indefeasibly paid in full, to the Borrower or as otherwise required by Law.

Subject to Section , amounts used to Cash Collateralize the aggregate undrawn amount of Letters of Credit pursuant to clause (e) above shall be applied to satisfy drawings under such Letters of Credit as they occur. If any amount remains on deposit as Cash Collateral after all Letters of Credit have either been fully drawn or expired, such remaining amount shall be applied to the other Obligations, if any, in the order set forth above.

ARTICLE I.
ADMINISTRATIVE AGENT

1.1

Appointment and Authorization of Administrative Agent.

(a)

Each Lender hereby irrevocably appoints, designates and authorizes the Administrative Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere herein or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Administrative Agent have or be deemed to have any fiduciary relationship with any Lender or participant, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" herein and in the other Loan Documents with reference to the Administrative Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable Law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

(b)

The L/C Issuer shall act on behalf of the Lenders with respect to any Letters of Credit issued by it and the documents associated therewith, and the L/C Issuer shall have all of the benefits and immunities (i) provided to the Administrative Agent in this Article IX with respect to any acts taken or omissions suffered by the L/C Issuer in connection with Letters of Credit issued by it or proposed to be issued by it and the applications and agreements for letters of credit pertaining to such Letters of Credit as fully as if the term "Administrative Agent" as used in this Article IX and in the definition of "Agent-Related Person" included the L/C Issuer with respect to such acts or omissions, and (ii) as additionally provided herein with respect to the L/C Issuer.

0.1

Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel and other consultants or experts concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects in the absence of gross negligence or willful misconduct.

0.2

Liability of Administrative Agent. No Agent-Related Person shall (a) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct in connection with its duties expressly set forth herein), or (b) be responsible in any manner to any Lender or participant for any recital, statement, representation or warranty made by any Loan Party or any officer thereof, contained herein or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of any Loan Party or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender or participant to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of any Loan Party or any Affiliate thereof.

0.3

Reliance by Administrative Agent.

(a)

The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, communication, signature, resolution, representation, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, electronic mail message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to any Loan Party), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under any Loan Document unless it shall first receive such advice or concurrence of the Required Lenders (or such greater number of Lenders as may be expressly required hereby in any instance) as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders (or such greater number of Lenders as may be expressly required hereby in any instance) and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

(b)

For purposes of determining compliance with the conditions specified in Section , each Lender that has signed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to a Lender unless the Administrative Agent shall have received notice from such Lender prior to the proposed Closing Date specifying its objection thereto.

0.1

Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Administrative Agent for the account of the Lenders, unless the Administrative Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default and stating that such notice is a "notice of default." The Administrative Agent will notify the Lenders of its receipt of any such notice. The Administrative Agent shall take such action with respect to such Default as may be directed by the Required Lenders (or such greater number of Lenders as may be expressly required hereby in any instance) in accordance with Article VIII; provided, however, that unless and until the Administrative Agent has received any such direction, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable or in the best interest of the Lenders.

0.2

Credit Decision; Disclosure of Information by Administrative Agent. Each Lender acknowledges that no Agent-Related Person has made any representation or warranty to it, and that no act by the Administrative Agent hereafter taken, including any consent to and acceptance of any assignment or review of the affairs of any Loan Party or any Affiliate thereof, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender as to any matter, including whether Agent-Related Persons have disclosed material information in their possession. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Loan Parties and their respective Subsidiaries, and all applicable bank or other regulatory Laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower hereunder. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent herein, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of any of the Loan Parties or any of their respective Affiliates which may come into the possession of any Agent-Related Person.

0.3

Indemnification of Administrative Agent. Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand each Agent-Related Person (to the extent not reimbursed by or on behalf of any Loan Party and without limiting the obligation of any Loan Party to do so), pro rata, and hold harmless each Agent-Related Person from and against any and all Indemnified Liabilities incurred by it; provided, however, that no Lender shall be liable for the payment to any Agent-Related Person of any portion of such Indemnified Liabilities to the extent determined in a final, nonappealable judgment by a court of competent jurisdiction to have resulted from such Agent-Related Person's own gross negligence or willful misconduct, provided, however, that no action taken in accordance with the directions of the Required Lenders shall be deemed to constitute gross negligence or willful misconduct for purposes of this Section. Without limitation of the foregoing, each Lender shall reimburse the Administrative Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Administrative Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Administrative Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive termination of the Aggregate Commitments, the payment of all other Obligations and the resignation of the Administrative Agent.

0.4

Administrative Agent in its Individual Capacity. Bank of America and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with each of the Loan Parties and their respective Affiliates as though Bank of America were not the Administrative Agent or the L/C Issuer hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, Bank of America or its Affiliates may receive information regarding any Loan Party or its Affiliates (including information that may be subject to confidentiality obligations in favor of such Loan Party or such Affiliate) and acknowledge that the Administrative Agent shall be under no obligation to provide such information to them. With respect to its Loans, Bank of America shall have the same rights and powers under this Agreement as any other Lender and may exercise such rights and powers as though it were not the Administrative Agent or the L/C Issuer, and the terms "Lender" and "Lenders" include Bank of America in its individual capacity.

0.5

Successor Administrative Agent. The Administrative Agent may resign as Administrative Agent upon 30 days' notice to the Lenders; provided that any such resignation by Bank of America shall also constitute its resignation as L/C Issuer. If the Administrative Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor administrative agent for the Lenders, which successor administrative agent shall be consented to by the Borrower at all times other than during the existence of an Event of Default (which consent of the Borrower shall not be unreasonably withheld or delayed). If no successor administrative agent is appointed prior to the effective date of the resignation of the Administrative Agent, the Administrative Agent may appoint, after consulting with the Lenders and the Borrower, a successor administrative agent from among the Lenders. Upon the acceptance of its appointment as successor administrative agent hereunder, the Person acting as such successor administrative agent shall succeed to all the rights, powers and duties of the retiring Administrative Agent and L/C Issuer and the respective terms "Administrative Agent" and "L/C Issuer" shall mean such successor administrative agent and Letter of Credit issuer, and the retiring Administrative Agent's appointment, powers and duties as Administrative Agent shall be terminated and the retiring L/C Issuer's rights, powers and duties as such shall be terminated, without any other or further act or deed on the part of such retiring L/C Issuer or any other Lender, other than the obligation of the successor L/C Issuer to issue letters of credit in substitution for the Letters of Credit, if any, outstanding at the time of such succession or to make other arrangements satisfactory to the retiring L/C Issuer to effectively assume the obligations of the retiring L/C Issuer with respect to such Letters of Credit. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this  and Sections  and  shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement. If no successor administrative agent has accepted appointment as Administrative Agent by the date which is 30 days following a retiring Administrative Agent's notice of resignation, the retiring Administrative Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Administrative Agent hereunder until such time, if any, as the Required Lenders appoint a successor agent as provided for above.

0.6

Administrative Agent May File Proofs of Claim. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to any Loan Party, the Administrative Agent (irrespective of whether the principal of any Loan or L/C Obligation shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Borrower) shall be entitled and empowered, by intervention in such proceeding or otherwise

(a)

to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans, L/C Obligations and all other Obligations that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Lenders and the Administrative Agent (including any claim for the reasonable compensation, expenses, disbursements and advances of the Lenders and the Administrative Agent and their respective agents and counsel and all other amounts due the Lenders and the Administrative Agent under Sections  and ,  and ) allowed in such judicial proceeding; and

(b)

to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Lender to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Lenders, to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections  and .

Nothing contained herein shall be deemed to authorize the Administrative Agent to authorize or consent to or accept or adopt on behalf of any Lender any plan of reorganization, arrangement, adjustment or composition affecting the Obligations or the rights of any Lender or to authorize the Administrative Agent to vote in respect of the claim of any Lender in any such proceeding.

0.1

Other Agents; Arrangers and Managers. None of the Lenders or other Persons identified on the facing page or signature pages of this Agreement as a "syndication agent," "documentation agent," "co-agent," "book manager," "lead manager," "arranger," "lead arranger" or "co-arranger" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than, in the case of such Lenders, those applicable to all Lenders as such. Without limiting the foregoing, none of the Lenders or other Persons so identified shall have or be deemed to have any fiduciary relationship with any Lender. Each Lender acknowledges that it has not relied, and will not rely, on any of the Lenders or other Persons so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

ARTICLE I.
MISCELLANEOUS

1.1

Amendments, Etc. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent to any departure by the Borrower or any other Loan Party therefrom, shall be effective unless in writing signed by the Required Lenders and the Borrower or the applicable Loan Party, as the case may be, and acknowledged by the Administrative Agent, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such amendment, waiver or consent shall:

(a)

waive any condition set forth in Section  without the written consent of each Lender;

(b)

extend or increase the Commitment of any Lender (or reinstate any Commitment terminated pursuant to Section ) without the written consent of such Lender;

(c)

postpone any date fixed by this Agreement or any other Loan Document for any payment or mandatory prepayment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document without the written consent of each Lender directly affected thereby;

(d)

reduce the principal of, or the rate of interest specified herein on, any Loan or L/C Borrowing, or any fees or other amounts payable hereunder or under any other Loan Document, without the written consent of each Lender directly affected thereby; provided, however, that only the consent of the Required Lenders shall be necessary (i) to amend the definition of "Default Rate" or to waive any obligation of the Borrower to pay interest or Letter of Credit Fees at the Default Rate or (ii) to amend any financial covenant hereunder (or any defined term used therein) even if the effect of such amendment would be to reduce the rate of interest on any Loan or L/C Borrowing or to reduce any fee payable hereunder;

(e)

change Section  in a manner that would alter the pro rata sharing of payments required thereby without the written consent of each Lender; or

(f)

change any provision of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to amend, waive or otherwise modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender;

and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by the L/C Issuer in addition to the Lenders required above, affect the rights or duties of the L/C Issuer under this Agreement or any Letter of Credit Application relating to any Letter of Credit issued or to be issued by it; (ii) no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Lenders required above, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document; and (iii) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed only by the parties thereto. Notwithstanding anything to the contrary herein, no Defaulting Lender shall have any right to approve or disapprove any amendment, waiver or consent hereunder, except that the Commitment of such Lender may not be increased or extended without the consent of such Lender.

0.1

Notices and Other Communications; Facsimile Copies.

(a)

General. Unless otherwise expressly provided herein, all notices and other communications provided for hereunder shall be in writing (including by facsimile transmission). All such written notices shall be mailed certified or registered mail, faxed or delivered to the applicable address, facsimile number or (subject to subsection (c) below) electronic mail address, and all notices and other communications expressly permitted hereunder to be given by telephone shall be made to the applicable telephone number, as follows:

(i)

if to the Borrower, the Administrative Agent, or the L/C Issuer, to the address, facsimile number, electronic mail address or telephone number specified for such Person on Schedule 10.02 or to such other address, facsimile number, electronic mail address or telephone number as shall be designated by such party in a notice to the other parties; and

(ii)

if to any other Lender, to the address, facsimile number, electronic mail address or telephone number specified in its Administrative Questionnaire or to such other address, facsimile number, electronic mail address or telephone number as shall be designated by such party in a notice to the Borrower, the Administrative Agent, and the L/C Issuer.

Notices sent by hand or overnight courier service, or mailed by certified or registered mail, shall be deemed to have been given when received; notices sent by facsimile shall be deemed to have been given when sent (except that, if not given during normal business hours for the recipient, shall be deemed to have been given at the opening of business on the next business day for the recipient). Notices delivered through electronic communications to the extent provided in subsection (b) below, shall be effective when delivered.

(a)

Electronic Communications. Notices and other communications to the Lenders hereunder may be delivered or furnished by electronic communication (including e-mail and Internet or intranet websites) pursuant to procedures approved by the Administrative Agent, provided that the foregoing shall not apply to notices to any Lender pursuant to Article II if such Lender has notified the Administrative Agent that it is incapable of receiving notices under such Article by electronic communication. The Administrative Agent or the Borrower may, in its discretion, agree to accept notices and other communications to it hereunder by electronic communications pursuant to procedures approved by it, provided that approval of such procedures may be limited to particular notices or communications.

(b)

Effectiveness of Facsimile Documents and Signatures. Loan Documents may be transmitted and/or signed by facsimile. The effectiveness of any such documents and signatures shall, subject to applicable Law, have the same force and effect as manually-signed originals and shall be binding on all Loan Parties, the Administrative Agent and the Lenders. The Administrative Agent may also require that any such documents and signatures be confirmed by a manually-signed original thereof; provided, however, that the failure to request or deliver the same shall not limit the effectiveness of any facsimile document or signature.

(c)

Reliance by Administrative Agent and Lenders. The Administrative Agent and the Lenders shall be entitled to rely and act upon any written notices using the Form in Exhibit A, purportedly given by or on behalf of the Borrower.] The Borrower shall indemnify each Agent-Related Person and each Lender from all losses, costs, expenses and liabilities resulting from the reliance by such Person on each written notice purportedly given by or on behalf of the Borrower. All telephonic communications with the Administrative Agent may be recorded by the Administrative Agent, and each of the parties hereto hereby consents to such recording.

0.1

No Waiver; Cumulative Remedies. No failure by any Lender or the Administrative Agent to exercise, and no delay by any such Person in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

0.2

Attorney Costs, Expenses and Taxes. The Borrower agrees (a) to pay or reimburse the Administrative Agent for all costs and expenses incurred in connection with the development, preparation, negotiation and execution of this Agreement and the other Loan Documents and any amendment, waiver, consent or other modification of the provisions hereof and thereof (whether or not the transactions contemplated hereby or thereby are consummated), and the consummation and administration of the transactions contemplated hereby and thereby, including all Attorney Costs, and (b) to pay or reimburse the Administrative Agent and each Lender for all costs and expenses incurred in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or the other Loan Documents (including all such costs and expenses incurred during any "workout" or restructuring in respect of the Obligations and during any legal proceeding, including any proceeding under any Debtor Relief Law), including all Attorney Costs. The foregoing costs and expenses shall include all search, filing, recording, title insurance and appraisal charges and fees and taxes related thereto, and other out-of-pocket expenses incurred by the Administrative Agent and the cost of independent public accountants and other outside experts retained by (i) the Administrative Agent or (ii) the Lenders, collectively. All amounts due under this Section  shall be payable within ten Business Days after demand therefor. The agreements in this Section shall survive the termination of the Aggregate Commitments and repayment of all other Obligations.

0.3

Indemnification by the Borrower. Whether or not the transactions contemplated hereby are consummated, the Borrower shall indemnify and hold harmless each Agent-Related Person, each Lender and their respective Affiliates, directors, officers, employees, counsel, agents and attorneys-in-fact (collectively the "Indemnitees") from and against any and all liabilities, obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time be imposed on, incurred by or asserted against any such Indemnitee in any way relating to or arising out of or in connection with (a) the execution, delivery, enforcement, performance or administration of any Loan Document or any other agreement, letter or instrument delivered in connection with the transactions contemplated thereby or the consummation of the transactions contemplated thereby, (b) any Commitment, Loan or Letter of Credit or the use or proposed use of the proceeds therefrom (including any refusal by the L/C Issuer to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (c) any actual or alleged presence or release of Hazardous Materials on or from any property currently or formerly owned or operated by the Borrower, any Subsidiary or any other Loan Party, or any Environmental Liability related in any way to the Borrower, any Subsidiary or any other Loan Party, or (d) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory (including any investigation of, preparation for, or defense of any pending or threatened claim, investigation, litigation or proceeding) and regardless of whether any Indemnitee is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"), in all cases, whether or not caused by or arising, in whole or in part, out of the negligence of the Indemnitee; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such liabilities, obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses or disbursements are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee. No Indemnitee shall be liable for any damages arising from the use by others of any information or other materials obtained through IntraLinks or other similar information transmission systems in connection with this Agreement, nor shall any Indemnitee have any liability for any indirect or consequential damages relating to this Agreement or any other Loan Document or arising out of its activities in connection herewith or therewith (whether before or after the Closing Date). All amounts due under this Section  shall be payable within ten Business Days after demand therefor. The agreements in this Section shall survive the resignation of the Administrative Agent, the replacement of any Lender, the termination of the Aggregate Commitments and the repayment, satisfaction or discharge of all the other Obligations.

0.4

Payments Set Aside. To the extent that any payment by or on behalf of the Borrower is made to the Administrative Agent or any Lender, or the Administrative Agent or any Lender exercises its right of set-off, and such payment or the proceeds of such set-off or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any proceeding under any Debtor Relief Law or otherwise, then (a) to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Lender severally agrees to pay to the Administrative Agent upon demand its applicable share of any amount so recovered from or repaid by the Administrative Agent, plus interest thereon from the date of such demand to the date such payment is made at a rate per annum equal to the Federal Funds Rate from time to time in effect.

0.5

Successors and Assigns.

(a)

The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender and no Lender may assign or otherwise transfer any of its rights or obligations hereunder except (i) to an Eligible Assignee in accordance with the provisions of subsection (b) of this Section, (ii) by way of participation in accordance with the provisions of subsection (d) of this Section, or (iii) by way of pledge or assignment of a security interest subject to the restrictions of subsection (f) of this Section (and any other attempted assignment or transfer by any party hereto shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby, Participants to the extent provided in subsection (d) of this Section and, to the extent expressly contemplated hereby, the Indemnitees) any legal or equitable right, remedy or claim under or by reason of this Agreement.

(b)

Any Lender may at any time assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans (including for purposes of this subsection (b), participations in L/C Obligations) at the time owing to it); provided that (i) except in the case of an assignment of the entire remaining amount of the assigning Lender's Commitment and the Loans at the time owing to it or in the case of an assignment to a Lender or an Affiliate of a Lender or an Approved Fund (as defined in subsection (g) of this Section) with respect to a Lender, the aggregate amount of the Commitment (which for this purpose includes Loans outstanding thereunder) subject to each such assignment, determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent or, if "Trade Date" is specified in the Assignment and Assumption, as of the Trade Date, shall not be less than $5,000,000 unless each of the Administrative Agent and, so long as no Event of Default has occurred and is continuing, the Borrower otherwise consents (each such consent not to be unreasonably withheld or delayed); (ii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement with respect to the Loans or the Commitment assigned; (iii) any assignment of a Commitment must be approved by the Administrative Agent and the L/C Issuer unless the Person that is the proposed assignee is itself a Lender (whether or not the proposed assignee would otherwise qualify as an Eligible Assignee); and (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee of $3,500. Subject to acceptance and recording thereof by the Administrative Agent pursuant to subsection (c) of this Section, from and after the effective date specified in each Assignment and Assumption, the Eligible Assignee thereunder shall be a party to this Agreement and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections , , ,  and  with respect to facts and circumstances occurring prior to the effective date of such assignment). Upon request, the Borrower (at its expense if a Default or Event of Default has occurred and is continuing) shall execute and deliver a Note to the assignee Lender. Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this subsection shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with subsection (d) of this Section.

(c)

The Administrative Agent, acting solely for this purpose as an agent of the Borrower, shall maintain at the Administrative Agent's Office a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitments of, and principal amounts of the Loans and L/C Obligations owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice. In addition, at any time that a request for a consent for a material or other substantive change to the Loan Documents is pending, any Lender wishing to consult with other Lenders in connection therewith may request and receive from the Administrative Agent a copy of the Register.

(d)

Any Lender may at any time, without the consent of, or notice to, the Borrower or the Administrative Agent, sell participations to any Person (other than a natural person or the Borrower or any of the Borrower's Affiliates or Subsidiaries) (each, a "Participant") in all or a portion of such Lender's rights and/or obligations under this Agreement (including all or a portion of its Commitment and/or the Loans (including such Lender's participations in L/C Obligations) owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, waiver or other modification described in the first proviso to Section  that directly affects such Participant. Subject to subsection (e) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections ,  and  to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to subsection (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section  as though it were a Lender, provided such Participant agrees to be subject to Section  as though it were a Lender.

(e)

A Participant shall not be entitled to receive any greater payment under Section  or  than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section  unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 10.15 as though it were a Lender.

(f)

Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement (including under its Note, if any) to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank; provided that no such pledge or assignment shall release such Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

(g)

As used herein, the following terms have the following meanings:

"Eligible Assignee" means (a) a Lender; (b) an Affiliate of a Lender; (c) an Approved Fund; and (d) any other Person (other than a natural person) approved by (i) the Administrative Agent and the L/C Issuer, and (ii) unless an Event of Default has occurred and is continuing, the Borrower (each such approval not to be unreasonably withheld or delayed); provided that notwithstanding the foregoing, "Eligible Assignee" shall not include the Borrower or any of the Borrower's Affiliates or Subsidiaries.

"Fund" means any Person (other than a natural person) that is (or will be) engaged in making, purchasing, holding or otherwise investing in commercial loans and similar extensions of credit in the ordinary course of its business.

(h)

"Approved Fund" means any Fund that is administered or managed by (a) a Lender, (b) an Affiliate of a Lender or (c) an entity or an Affiliate of an entity that administers or manages a Lender.

(i)

Notwithstanding anything to the contrary contained herein, if at any time Bank of America assigns all of its Commitment and Loans pursuant to subsection (b) above, Bank of America may, upon 30 days' notice to the Borrower and the Lenders, resign as L/C Issuer. In the event of any such resignation as L/C Issuer, the Borrower shall be entitled to appoint from among the Lenders a successor L/C Issuer hereunder; provided, however, that no failure by the Borrower to appoint any such successor shall affect the resignation of Bank of America as L/C Issuer. If Bank of America resigns as L/C Issuer, it shall retain all the rights and obligations of the L/C Issuer hereunder with respect to all Letters of Credit outstanding as of the effective date of its resignation as L/C Issuer and all L/C Obligations with respect thereto (including the right to require the Lenders to make Base Rate Loans or fund risk participations in Unreimbursed Amounts pursuant to Section ).

0.1

Confidentiality. Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its Affiliates, and to its and its Affiliates' respective partners, directors, officers, employees, agents, advisors and representatives (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority purporting to have jurisdiction over it (including any self-regulatory authority, such as the National Association of Insurance Commissioners), (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party hereto, (e) in connection with the exercise of any remedies hereunder or under any other Loan Document or any action or proceeding relating to this Agreement or any other Loan Document or the enforcement of rights hereunder or thereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement or (ii) any actual or prospective counterparty (or its advisors) to any swap or derivative transaction relating to the Borrower and its obligations, (g) with the consent of the Borrower or (h) to the extent such Information (x) becomes publicly available other than as a result of a breach of this Section or (y) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrower. For purposes of this Section, "Information" means all information received from the Borrower or any of its Subsidiaries relating to the Borrower or any Subsidiary or any of their respective businesses, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by the Borrower or any Subsidiary, provided that, in the case of information received from the Borrower or any Subsidiary after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

0.2

Set-off. In addition to any rights and remedies of the Lenders provided by law, upon the occurrence and during the continuance of any Event of Default, each Lender is authorized at any time and from time to time, without prior notice to the Borrower or any other Loan Party, any such notice being waived by the Borrower (on its own behalf and on behalf of each Loan Party) to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of the respective Loan Parties against any and all Obligations owing to such Lender hereunder or under any other Loan Document, now or hereafter existing, irrespective of whether or not the Administrative Agent or such Lender shall have made demand under this Agreement or any other Loan Document and although such Obligations may be contingent or unmatured or denominated in a currency different from that of the applicable deposit or indebtedness. Each Lender agrees promptly to notify the Borrower and the Administrative Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

0.3

Interest Rate Limitation. Notwithstanding anything to the contrary contained in any Loan Document, the interest paid or agreed to be paid under the Loan Documents shall not exceed the maximum rate of non-usurious interest permitted to a Lender by applicable Law (the "Maximum Rate"). If the Administrative Agent or any Lender shall receive interest in an amount that exceeds the Maximum Rate, the excess interest shall be applied to the principal of the Loans or, if it exceeds such unpaid principal, refunded to the Borrower. In determining whether the interest contracted for, charged, or received by the Administrative Agent or a Lender exceeds the Maximum Rate, such Person may, to the extent permitted by applicable Law, (a) characterize any payment that is not principal as an expense, fee, or premium rather than interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the Obligations hereunder.

0.4

Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

0.5

Integration. This Agreement, together with the other Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and thereof and supersedes all prior agreements, written or oral, on such subject matter. In the event of any conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control; provided that the inclusion of supplemental rights or remedies in favor of the Administrative Agent or the Lenders in any other Loan Document shall not be deemed a conflict with this Agreement. Each Loan Document was drafted with the joint participation of the respective parties thereto and shall be construed neither against nor in favor of any party, but rather in accordance with the fair meaning thereof.

0.6

Survival of Representations and Warranties. All representations and warranties made hereunder and in any other Loan Document or other document delivered pursuant hereto or thereto or in connection herewith or therewith shall survive the execution and delivery hereof and thereof. Such representations and warranties have been or will be relied upon by the Administrative Agent and each Lender, regardless of any investigation made by the Administrative Agent or any Lender or on their behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default at the time of any Credit Extension, and shall continue in full force and effect as long as any Loan or any other Obligation hereunder shall remain unpaid or unsatisfied or any Letter of Credit shall remain outstanding.

0.7

Severability. If any provision of this Agreement or the other Loan Documents is held to be illegal, invalid or unenforceable, (a) the legality, validity and enforceability of the remaining provisions of this Agreement and the other Loan Documents shall not be affected or impaired thereby and (b) the parties shall endeavor in good faith negotiations to replace the illegal, invalid or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the illegal, invalid or unenforceable provisions. The invalidity of a provision in a particular jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

0.8

Tax Forms.

(a)

(i) Each Lender that is not a "United States person" within the meaning of Section 7701(a)(30) of the Code (a "Foreign Lender") shall deliver to the Administrative Agent, prior to receipt of any payment subject to withholding under the Code (or upon accepting an assignment of an interest herein), two duly signed completed copies of either IRS Form W-8BEN or any successor thereto (relating to such Foreign Lender and entitling it to an exemption from, or reduction of, withholding tax on all payments to be made to such Foreign Lender by the Borrower pursuant to this Agreement) or IRS Form W-8ECI or any successor thereto (relating to all payments to be made to such Foreign Lender by the Borrower pursuant to this Agreement) or such other evidence satisfactory to the Borrower and the Administrative Agent that such Foreign Lender is entitled to an exemption from, or reduction of, U.S. withholding tax, including any exemption pursuant to Section 881(c) of the Code. Thereafter and from time to time, each such Foreign Lender shall (A) promptly submit to the Administrative Agent such additional duly completed and signed copies of one of such forms (or such successor forms as shall be adopted from time to time by the relevant United States taxing authorities) as may then be available under then current United States laws and regulations to avoid, or such evidence as is satisfactory to the Borrower and the Administrative Agent of any available exemption from or reduction of, United States withholding taxes in respect of all payments to be made to such Foreign Lender by the Borrower pursuant to this Agreement, (B) promptly notify the Administrative Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction, and (C) take such steps as shall not be materially disadvantageous to it, in the reasonable judgment of such Lender, and as may be reasonably necessary (including the re-designation of its Lending Office) to avoid any requirement of applicable Laws that the Borrower make any deduction or withholding for taxes from amounts payable to such Foreign Lender.

(i)

Each Foreign Lender, to the extent it does not act or ceases to act for its own account with respect to any portion of any sums paid or payable to such Lender under any of the Loan Documents (for example, in the case of a typical participation by such Lender), shall deliver to the Administrative Agent on the date when such Foreign Lender ceases to act for its own account with respect to any portion of any such sums paid or payable, and at such other times as may be necessary in the determination of the Administrative Agent (in the reasonable exercise of its discretion), (A) two duly signed completed copies of the forms or statements required to be provided by such Lender as set forth above, to establish the portion of any such sums paid or payable with respect to which such Lender acts for its own account that is not subject to U.S. withholding tax, and (B) two duly signed completed copies of IRS Form W-8IMY (or any successor thereto), together with any information such Lender chooses to transmit with such form, and any other certificate or statement of exemption required under the Code, to establish that such Lender is not acting for its own account with respect to a portion of any such sums payable to such Lender.

(ii)

The Borrower shall not be required to pay any additional amount to any Foreign Lender under Section  (A) with respect to any Taxes required to be deducted or withheld on the basis of the information, certificates or statements of exemption such Lender transmits with an IRS Form W-8IMY pursuant to this Section  or (B) if such Lender shall have failed to satisfy the foregoing provisions of this Section ; provided that if such Lender shall have satisfied the requirement of this Section  on the date such Lender became a Lender or ceased to act for its own account with respect to any payment under any of the Loan Documents, nothing in this Section  shall relieve the Borrower of its obligation to pay any amounts pursuant to Section  in the event that, as a result of any change in any applicable law, treaty or governmental rule, regulation or order, or any change in the interpretation, administration or application thereof, such Lender is no longer properly entitled to deliver forms, certificates or other evidence at a subsequent date establishing the fact that such Lender or other Person for the account of which such Lender receives any sums payable under any of the Loan Documents is not subject to withholding or is subject to withholding at a reduced rate.

(iii)

The Administrative Agent may, without reduction, withhold any Taxes required to be deducted and withheld from any payment under any of the Loan Documents with respect to which the Borrower is not required to pay additional amounts under this Section 10.15(a).

(a)

Upon the request of the Administrative Agent, each Lender that is a "United States person" within the meaning of Section 7701(a)(30) of the Code shall deliver to the Administrative Agent two duly signed completed copies of IRS Form W-9. If such Lender fails to deliver such forms, then the Administrative Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable back-up withholding tax imposed by the Code, without reduction.

(b)

If any Governmental Authority asserts that the Administrative Agent did not properly withhold or backup withhold, as the case may be, any tax or other amount from payments made to or for the account of any Lender, such Lender shall indemnify the Administrative Agent therefor, including all penalties and interest, any taxes imposed by any jurisdiction on the amounts payable to the Administrative Agent under this Section, and costs and expenses (including Attorney Costs) of the Administrative Agent. The obligation of the Lenders under this Section shall survive the termination of the Aggregate Commitments, repayment of all other Obligations hereunder and the resignation of the Administrative Agent.

0.1

Replacement of Lenders. Under any circumstances set forth herein providing that the Borrower shall have the right to replace a Lender as a party to this Agreement, the Borrower may, upon notice to such Lender and the Administrative Agent, replace such Lender by causing such Lender to assign its Commitment (with the assignment fee to be paid by the Borrower in such instance) pursuant to Section  to one or more Eligible Assignees procured by the Borrower; provided, however, that if the Borrower elects to exercise such right with respect to any Lender pursuant to Section , it shall be obligated to replace all Lenders that have made similar requests for compensation pursuant to Section  or . Upon the making of any such assignment, the Borrower shall (x) pay in full any amounts payable pursuant to Section  and (y) provide appropriate assurances and indemnities (which may include letters of credit) to the L/C Issuer as each may reasonably require with respect to any continuing obligation to fund participation interests in any L/C Obligations then outstanding.

0.2

Governing Law.

(a)

THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE; PROVIDED THAT THE ADMINISTRATIVE AGENT AND EACH LENDER SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

(b)

ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF SUCH STATE, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, THE BORROWER, THE ADMINISTRATIVE AGENT AND EACH LENDER CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. THE BORROWER, THE ADMINISTRATIVE AGENT AND EACH LENDER IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF ANY LOAN DOCUMENT OR OTHER DOCUMENT RELATED THERETO. THE BORROWER, THE ADMINISTRATIVE AGENT AND EACH LENDER WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY THE LAW OF SUCH STATE.

0.1

Waiver of Right to Trial by Jury. EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER ANY LOAN DOCUMENT OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO ANY LOAN DOCUMENT, OR THE TRANSACTIONS RELATED THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER FOUNDED IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE SIGNATORIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

0.2

USA PATRIOT Act Notice. Each Lender and the Administrative Agent (for itself and not on behalf of any Lender) hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act"), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender or the Administrative Agent, as applicable, to identify the Borrower in accordance with the Act.

0.3

Time of the Essence. Time is of the essence of the Loan Documents.

0.4

ENTIRE AGREEMENT. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

[SIGNATURE PAGES FOLLOW]IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

QUESTAR MARKET RESOURCES, INC.

By:

Name:

Title:

BANK OF AMERICA, N.A., as

Administrative Agent

By:

Name:

Title:

BANK OF AMERICA, N.A., as a Lender and L/C Issuer

By:

Name:

Title:

HARRIS NESBITT FINANCING, INC., as a Lender

By:

Name:

Title:

WELLS FARGO BANK, NA, as Co-Syndication Agent and a Lender

By:

Name:

Title:

SUNTRUST BANKS, INC., as
Co-Documentation Agent and a Lender

By:

Name:

Title:

BANK ONE, NA, as Co-Documentation Agent and a Lender

By:

Name:

Title:

WACHOVIA BANK, NATIONAL ASSOCIATION, as a Lender

By:

Name:

Title:

THE BANK OF TOKYO-MITSUBISHI, LTD., as a Lender

By:

Name:

Title:

BARCLAYS BANK PLC, as a Lender

By:

Name:

Title:

THE ROYAL BANK OF SCOTLAND plc, as a Lender

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION, as a Lender

By:

Name:

Title:

SCHEDULE 2.01

COMMITMENTS
AND PRO RATA SHARES

Lender	Commitment	Pro Rata Share
Bank of America, N.A.	$22,000,000	11%
Harris Nesbitt Financing, Inc.	$22,000,000	11%
Wells Fargo Bank, NA	$22,000,000	11%
SunTrust Banks, Inc.	$22,000,000	11%
Bank One, NA	$22,000,000	11%
Barclays Bank PLC	$18,000,000	9%
Wachovia Bank, National Association	$18,000,000	9%
The Bank of Tokyo-Mitsubishi, Ltd.	$18,000,000	9%
The Royal Bank of Scotland plc	$18,000,000	9%
U.S. Bank National Association	$18,000,000	9%
Total	$200,000,000	100%

SCHEDULE 5.07

OBLIGATIONS AND RESTRICTIONS

Outstanding indebtedness, liabilities, and obligations of the Borrower at 12/31/03:

$000s

Notes payable to affiliates

$36,500

Accounts payable and accrued expenses

114,822

Fair value of energy price hedging contracts

52,959

Interest payable

8,549

Federal income tax payable

2,247

Other taxes payable

31,361

Current portion of long-term debt

55,000

Total current liabilities

301,438

Long-term debt, less current portion

350,000

Other liabilities

25,346

Pension liability

(1,617)

Asset retirement obligation

60,493

Deferred income taxes

250,546

Minority interest

7,864

SCHEDULE 5.10

LABOR DISPUTES
AND ACTS OF GOD

None.

SCHEDULE 5.11

ERISA MATTERS

The Borrower does not have any of its own sponsored ERISA Plans, but certain subsidiaries of Borrower have been designated as participating in the ERISA Plans described below and sponsored by Questar Corporation.

•

Qualified Plans

    Questar Corporation Retirement Plan

    Questar Corporation Employee Investment Plan

•

Welfare Plans

    Questar Corporation Umbrella Health Plan

    Questar Corporation Long-term Disability Plan

    Questar Corporation Basic Life Plan

    Questar Corporation Supplemental Life Plan

    Questar Corporation Cafeteria Plan

    Questar Corporation Employee Assistance Program

    Questar Corporation Business Travel Accident Insurance Plan

    Questar Corporation Catastrophe Accident Insurance Plan

    Questar Corporation Legal Services Plan

SCHEDULE 5.12

ENVIRONMENTAL MATTERS

None.

SCHEDULE 5.13

SUBSIDIARIES

(unless otherwise noted, each subsidiary is wholly owned by Borrower)

•

Questar Energy Trading Co. (QET) – Utah corporation engaged in the marketing and storage of natural gas.

•

Clear Creek Storage Company, LLC (QET – 75% owner) – a Utah corporation, engaged in gas storage services.

•

Questar Power Generation Company (QET – 100% owner) – a Utah corporation engaged in electrical generation (no activity at this time).

•

URC Canyon Creek Compression Company (QET – 100%. URC Canyon Creek, a Utah corporation, is 15% partner in Canyon Creek Compression Co.) – provides compression services.

•

Questar Employee Services, Inc. – a Utah corporation organized as a payroll company only.

•

Questar Exploration and Production Company (QEP) – a Texas corporation engaged in the exploration and production of oil and gas.

•

Questar URC Company (QEP – 100% owner) – a Delaware corporation engaged in exploration and production.

•

QEP Uinta Basin, Inc. (QEP – 100% owner) – a Delaware corporation engaged in exploration and production.

•

Questar Gas Management Company (QGM) – a Utah corporation engaged in gathering and processing of natural gas

•

Rendezvous Gas Services, LLC (QGM – 50% owner) – a Wyoming corporation – provides gas gathering and transportation services.

•

Wexpro Company – a Utah corporation engaged in developing and producing natural gas supplies for local distribution affiliate, Questar Gas Company.

SCHEDULE 10.02

administrative agent's OFFICE,
certain ADDRESSES FOR NOTICES

QUESTAR MARKET RESOURCES, INC.:

180 East 100 South

Salt Lake City, Utah 84111

Attention: Martin H. Craven

Telephone: 801.324.5077

Facsimile: 801.324.5483

Electronic Mail: martin.craven@questar.com

ADMINISTRATIVE AGENT:

Administrative Agent's Office
(for payments and Requests for Credit Extensions):

Bank of America, N.A.

901 Main Street, 14th Floor

Mail Code: TX1-492-14-12

Dallas, Texas 75202

Attention: Ramon Presas

Telephone: (214) 209-2642

Facsimile: (214) 290-8364

Electronic Mail: ramon.presas@bankofamerica.com

Account No.: 1292000883

Ref: Questar Market Resources

ABA# 111000012

Other Notices as Administrative Agent:

Bank of America, N.A.

Agency Management

901 Main Street, 14th Floor

Mail Code: TX1-492-14-11

Dallas, Texas 75202

Attention: Chris M. Levine

Telephone: (214) 209-4129

Facsimile: (214) 290-9432

Electronic Mail: chris.m.levine@bankofamerica.com

L/C ISSUER:

Bank of America, N.A.
Trade Operations-Los Angeles #22621
333 S. Beaudry Avenue, 19th Floor
Mail Code: CA9-703-19-23
Los Angeles, California 90017-1466

Attention:

Sandra Leon
Vice President

Telephone: 213.345.5231

Facsimile: 213.345.6694

Electronic Mail: Sandra.Leon@bankofamerica.com

LENDERS:

HARRIS NESBITT FINANCING, INC.

Office (for payments and Requests for Credit Extensions):

115 S. LaSalle Street

Chicago, Illinois 60803

Attention: Maria Torres

Telephone: 312.750.4347

Facsimile: 312.750.6061

Electronic Mail: maria.torres@bmonb.com

Other Notices:

700 Louisiana Street, Suite 4400

Houston, Texas 77002

Attention: Cahal Carmody

Telephone: 713.546.9750

Facsimile: 713.223.4007

Electronic Mail: cahal.carmody@harrisnesbitt.com

WELLS FARGO BANK, NA

Office (for payments and Requests for Credit Extensions):

299 South Main Street, 4th Floor

Salt Lake City, Utah 84111

Attention: David Kuhn

Telephone: 801.246.1634

Facsimile: 801.532.8555

Electronic Mail: kuhnda@wellsfargo.com

Other Notices:

299 South Main Street, 4th Floor

Salt Lake City, Utah 84111

Attention: Troy Akagi

Telephone: 801.246.1034

Facsimile: 801.532.8555

Electronic Mail: akagits@wellsfargo.com

SUNTRUST BANK

Office (for payments and Requests for Credit Extensions):

303 Peachtree Street, 10th Floor

Atlanta, Georgia 30308

Attention: Linda L. Stanley

Telephone: 404.532.0989

Facsimile: 404.827.6270

Electronic Mail:

Other Notices:

Same.

BANK ONE, NA

Office (for payments and Requests for Credit Extensions):

1 Bank One Plaza

Chicago, Illinois 60670

Attention: Kenneth Fecko

Suite IL1-0010

Telephone: 312.385.7032

Facsimile: 312.385.7096

Electronic Mail: Kenneth_fecko@bankone.comm

Other Notices:

1 Bank One Plaza

Chicago, Illinois 60670

Attention: Ania Wacht

Suite IL1-0367

Telephone: 312-325-3027

Facsimile: 312.325.3020

Electronic Mail: ania_wacht@bankone.com

WACHOVIA BANK, NATIONAL ASSOCIATION

Office (for payments and Requests for Credit Extensions):

301 S. College Street

Charlotte, North Carolina 28288

Attention: Cynthia Rawson

Telephone: 704.374.4425

Facsimile: 704.715.0097

Electronic Mail:

Other Notices:

1001 Fannin Street

Suite 2255

Houston, Texas 77002

Attention: Philip Trinder

Telephone: 713.346.2718

Facsimile: 713.650.6354

Electronic Mail: philip.trinder@wachovia.com

THE BANK OF TOKYO-MITSUBISHI, LTD.

Office (for payments and Requests for Credit Extensions):

1100 Louisiana, Suite 2800

Houston, Texas 77002

Attention: Bryan E. Hulshof

Telephone: 713.655.3418

Facsimile: 713.658.0116

Electronic Mail:

Other Notices:

Same.

BARCLAYS BANK PLC

Office (for payments and Requests for Credit Extensions):

200 Park Avenue

New York, New York 10166

Attention: Matthew Bernard

Telephone: 212.412.3728

Facsimile: 212.412.5306

Other Notices:

200 Park Avenue

New York, NY 10166

Attention: Nicholas Bell

Telephone: 212.412.4029

Facsimile: 212.412.7600

THE ROYAL BANK OF SCOTLAND PLC

Office (for payments and Requests for Credit Extensions):

101 Park Avenue

New York, New York 10178

Attention: Sheila Shaw

Telephone: 212.401.1406

Facsimile: 212.401.1494

Electronic Mail:

Other Notices:

600 Travis Street, Suite 6070

Houston, Texas 77002

Attention: Mathew Van Aistyne, Associate

Telephone: 713.221.2409

Facsimile: 713.221.2430

Electronic Mail:

U.S. BANK NATIONAL ASSOCIATION

Office (for payments and Requests for Credit Extensions):

918 17th Street

DN-CO-BB3E, 3rd Floor

Denver, Colorado 80202

Attention: Mark E. Thompson

Telephone: 303.585.4213

Facsimile: 303.585.4362

Electronic Mail: mark.thompson@usbank.com

Other Notices:

Same.

EXHIBIT A

FORM OF LOAN NOTICE

Date: ___________, _____

To:

Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

Reference is made to that certain Credit Agreement, dated as of March 19, 2004 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among Questar Market Resources, Inc., a Utah corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

The undersigned hereby requests (select one):

 A Borrowing of Loans

 A conversion or continuation of Loans

1.

On

 (a Business Day).

2.

In the amount of $

.

3.

Comprised of

.

[Type of Loan requested]

4.

For Eurodollar Rate Loans: with an Interest Period of

 [month(s) / week(s)].

The Borrowing requested herein complies with the proviso to the first sentence of Section  of the Agreement.

QUESTAR MARKET RESOURCES, INC.

By:

Name:

Title:

EXHIBIT B

FORM OF NOTE

March 19, 2004

FOR VALUE RECEIVED, the undersigned (the "Borrower") hereby promises to pay to _____________________ or registered assigns (the "Lender"), in accordance with the provisions of the Agreement (as hereinafter defined), the principal amount of each Loan from time to time made by the Lender to the Borrower under that certain Credit Agreement, dated as of March 19, 2004 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

The Borrower promises to pay interest on the unpaid principal amount of each Loan from the date of such Loan until such principal amount is paid in full, at such interest rates and at such times as provided in the Agreement. All payments of principal and interest shall be made to the Administrative Agent for the account of the Lender in Dollars in immediately available funds at the Administrative Agent's Office. If any amount is not paid in full when due hereunder, such unpaid amount shall bear interest, to be paid upon demand, from the due date thereof until the date of actual payment (and before as well as after judgment) computed at the per annum rate set forth in the Agreement.

This Note is one of the Notes referred to in the Agreement, is entitled to the benefits thereof and may be prepaid in whole or in part subject to the terms and conditions provided therein. Upon the occurrence and continuation of one or more of the Events of Default specified in the Agreement, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable all as provided in the Agreement. Loans made by the Lender shall be evidenced by one or more loan accounts or records maintained by the Lender in the ordinary course of business. The Lender may also attach schedules to this Note and endorse thereon the date, amount and maturity of its Loans and payments with respect thereto.

The Borrower, for itself, its successors and assigns, hereby waives diligence, presentment, protest and demand and notice of protest, demand, dishonor and non-payment of this Note.

THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

QUESTAR MARKET RESOURCES, INC.

By:

Name:

Title:

LoanS AND PAYMENTS with respect thereto

Date	Type of Loan Made	Amount of Loan Made	End of Interest Period	Amount of Principal or Interest Paid This Date	Outstanding Principal Balance This Date	Notation Made By

EXHIBIT C

form of COMPLIANCE CERTIFICATE

Financial Statement Date:       ,

To:

Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

Reference is made to that certain Credit Agreement, dated as of March 19, 2004 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among Questar Market Resources, Inc., a Utah corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

The undersigned Responsible Officer hereby certifies as of the date hereof that he/she is the of the Borrower, and that, as such, he/she is authorized to execute and deliver this Certificate to the Administrative Agent on the behalf of the Borrower, and that:

[Use following paragraph 1 for fiscal year-end financial statements]

1.

Attached hereto as Schedule 1 are the year-end audited financial statements required by Section (a) of the Agreement for the fiscal year of the Borrower ended as of the above date, together with the report and opinion of an independent certified public accountant required by such section.

[Use following paragraph 1 for fiscal quarter-end financial statements]

1.

Attached hereto as Schedule 1 are the unaudited financial statements required by Section (b) of the Agreement for the fiscal quarter of the Borrower ended as of the above date. Such financial statements fairly present the financial condition, results of operations and cash flows of the Borrower and its Subsidiaries in accordance with GAAP as at such date and for such period, subject only to normal year-end adjustments and the absence of footnotes.

2.

The undersigned has reviewed and is familiar with the terms of the Agreement and has made, or has caused to be made under his/her supervision, a detailed review of the transactions and condition (financial or otherwise) of the Borrower during the accounting period covered by the attached financial statements.

3.

A review of the activities of the Borrower during such fiscal period has been made under the supervision of the undersigned with a view to determining whether during such fiscal period the Borrower performed and observed all its Obligations under the Loan Documents, and

[select one:]

[to the best knowledge of the undersigned during such fiscal period, the Borrower performed and observed each covenant and condition of the Loan Documents applicable to it.]

--or--

[the following covenants or conditions have not been performed or observed and the following is a list of each such Default and its nature and status:]

4.

The representations and warranties of the Borrower contained in Article V of the Agreement, and any representations and warranties of the Borrower that are contained in any document furnished at any time under or in connection with the Loan Documents, are true and correct on and as of the date hereof, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they are true and correct as of such earlier date, and except that for purposes of this Compliance Certificate, the representations and warranties contained in subsections (a) and (b) of Section  of the Agreement shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section  of the Agreement, including the statements in connection with which this Compliance Certificate is delivered.

5.

The financial covenant analyses and information set forth on Schedule 2 attached hereto are true and accurate on and as of the date of this Certificate.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of

, 200

.

QUESTAR MARKET RESOURCES, INC.

By:

Name:

Title:

For the Quarter/Year ended ___________, 200__("Statement Date")

SCHEDULE 2
to the Compliance Certificate
($ in 000's)

I.

Section 7.11 – Consolidated Funded Debt to Capitalization Ratio.

A.

Actual Consolidated Funded Debt at Statement Date:

1.

Indebtedness (including Obligations) for borrowed money, regardless of maturity:

$

2.

Indebtedness constituting an obligation to pay the deferred purchase price of property:

$

3.

Indebtedness evidenced by a bond, debenture, note or similar instrument:

$

4.

Indebtedness which is due and payable at the time in question, with respect to letters of credit or reimbursement agreements therefor:

$

5.

Consolidated Funded Debt (Lines I.A.1 + 2 + 3 + 4):

$

B.

Shareholders' Equity:

$

C.

Consolidated Funded Debt plus Shareholders' Equity (Lines I.A.5 + I.B):

$

D.

Consolidated Funded Debt to Capitalization Ratio (Line I.A.5 ÷ Line I.C):

 to 1.0

Maximum permitted:

0.6 to 1.0

II.

Section 7.12 – Consolidated Interest Coverage Ratio.

A.

EBITDA for four consecutive fiscal quarters ending on above date ("Subject Period"):

1.

Consolidated Net Income for Subject Period:

$

2.

Consolidated Interest Charges for Subject Period:

$

3.

Provision for income taxes for Subject Period:

$

4.

Depreciation, depletion and amortization expenses for Subject Period:

$

5.

Non-recurring non-cash reductions of net income for Subject Period:

$

6.

Non-cash additions to Consolidated Net Income for Subject Period:

$

7.

EBITDA (Lines II.A.1 + 2 + 3 + 4 + 5 - 6):

$

B.

The amount set forth in A.2. above:

$

C.

Consolidated Interest Coverage Ratio (Line II.A.8 ÷ Line II.B):

 to 1.0

Minimum required:

3.0 to 1.0

EXHIBIT D

ASSIGNMENT AND ASSUMPTION

This Assignment and Assumption (this "Assignment and Assumption") is dated as of the Effective Date set forth below and is entered into by and between [Insert name of Assignor] (the "Assignor") and [Insert name of Assignee] (the "Assignee"). Capitalized terms used but not defined herein shall have the meanings given to them in the Credit Agreement identified below (the "Credit Agreement"), receipt of a copy of which is hereby acknowledged by the Assignee. The Standard Terms and Conditions set forth in Annex 1 attached hereto are hereby agreed to and incorporated herein by reference and made a part of this Assignment and Assumption as if set forth herein in full.

For an agreed consideration, the Assignor hereby irrevocably sells and assigns to the Assignee, and the Assignee hereby irrevocably purchases and assumes from the Assignor, subject to and in accordance with the Standard Terms and Conditions and the Credit Agreement, as of the Effective Date inserted by the Administrative Agent as contemplated below (i) all of the Assignor's rights and obligations as a Lender under the Credit Agreement and any other documents or instruments delivered pursuant thereto to the extent related to the amount and percentage interest identified below of all of such outstanding rights and obligations of the Assignor under the respective facilities identified below (including, without limitation, the Letters of Credit and any Guarantees included in such facilities) and (ii) to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the Assignor (in its capacity as a Lender) against any Person, whether known or unknown, arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby or in any way based on or related to any of the foregoing, including, but not limited to, contract claims, tort claims, malpractice claims, statutory claims and all other claims at law or in equity related to the rights and obligations sold and assigned pursuant to clause (i) above (the rights and obligations sold and assigned pursuant to clauses (i) and (ii) above being referred to herein collectively as, the "Assigned Interest"). Such sale and assignment is without recourse to the Assignor and, except as expressly provided in this Assignment and Assumption, without representation or warranty by the Assignor.

1.

Assignor:

______________________________

2.

Assignee:

______________________________ [and is an Affiliate/Approved Fund of [identify Lender]

3.

Borrower(s):

Questar Market Resources, Inc.

4.

Administrative Agent:

Bank of America, N.A., as the administrative agent under the Credit Agreement

5.

Credit Agreement:

Credit Agreement, dated as of March 19,  2004 among Questar Market Resources, Inc., the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer

6.

Assigned Interest:

Facility Assigned	Aggregate Amount of Commitment/Loans for all Lenders*	Amount of Commitment/Loans Assigned*	Percentage Assigned of Commitment/Loans	CUSIP Number

_____________	$________________	$________________	______________%
_____________	$________________	$________________	______________%
_____________	$________________	$________________	______________%

[7.

Trade Date:

__________________]

Effective Date: __________________, 20__ [TO BE INSERTED BY ADMINISTRATIVE AGENT AND WHICH SHALL BE THE EFFECTIVE DATE OF RECORDATION OF TRANSFER IN THE REGISTER THEREFOR.]

The terms set forth in this Assignment and Assumption are hereby agreed to:

ASSIGNOR

[NAME OF ASSIGNOR]

By: _____________________________

Title:

ASSIGNEE

[NAME OF ASSIGNEE]

By: _____________________________

Title:

[Consented to and] Accepted:

BANK OF AMERICA, N.A., as

 Administrative Agent

By: _________________________________

   Title:

[Consented to:]

By: _________________________________

   Title:

ANNEX 1 TO ASSIGNMENT AND ASSUMPTION

[___________________]

STANDARD TERMS AND CONDITIONS FOR

ASSIGNMENT AND ASSUMPTION

1.

Representations and Warranties.

1.1.

Assignor. The Assignor (a) represents and warrants that (i) it is the legal and beneficial owner of the Assigned Interest, (ii) the Assigned Interest is free and clear of any lien, encumbrance or other adverse claim and (iii) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby; and (b) assumes no responsibility with respect to (i) any statements, warranties or representations made in or in connection with the Credit Agreement or any other Loan Document, (ii) the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any collateral thereunder, (iii) the financial condition of the Borrower, any of its Subsidiaries or Affiliates or any other Person obligated in respect of any Loan Document or (iv) the performance or observance by the Borrower, any of its Subsidiaries or Affiliates or any other Person of any of their respective obligations under any Loan Document.

1.2.

Assignee. The Assignee (a) represents and warrants that (i) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby and to become a Lender under the Credit Agreement, (ii) it meets all requirements of an Eligible Assignee under the Credit Agreement (subject to receipt of such consents as may be required under the Credit Agreement), (iii) from and after the Effective Date, it shall be bound by the provisions of the Credit Agreement as a Lender thereunder and, to the extent of the Assigned Interest, shall have the obligations of a Lender thereunder, (iv) it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section  thereof, as applicable, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption and to purchase the Assigned Interest on the basis of which it has made such analysis and decision independently and without reliance on the Administrative Agent or any other Lender, and (v) if it is a Foreign Lender, attached hereto is any documentation required to be delivered by it pursuant to the terms of the Credit Agreement, duly completed and executed by the Assignee; and (b) agrees that (i) it will, independently and without reliance on the Administrative Agent, the Assignor or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, and (ii) it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

2.

Payments. From and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignor for amounts which have accrued to but excluding the Effective Date and to the Assignee for amounts which have accrued from and after the Effective Date.

3.

General Provisions. This Assignment and Assumption shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns. This Assignment and Assumption may be executed in any number of counterparts, which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Assignment and Assumption by telecopy shall be effective as delivery of a manually executed counterpart of this Assignment and Assumption. This Assignment and Assumption shall be governed by, and construed in accordance with, the law of the State of New York.

EXHIBIT E

OPINION MATTERS

The matters contained in the following Sections of the Credit Agreement should be covered by the legal opinion:

Section

Section

Section

Section

Section

Section

EXHIBIT F

FORM OF SUBORDINATED PROMISSORY NOTE

$_________

[Date]

FOR VALUE RECEIVED, the undersigned, ______________________ ("Maker"), promises to pay to the order of ____________________________ ("Holder") at its principal office in the city of Salt Lake City, Utah, in lawful currency of the United States of America, the principal sum of ___________________ ($_________) or, if less, the aggregate unpaid principal amount from time to time outstanding of all unpaid advances made hereunder by Holder, on demand in like money at an annual Intercompany Interest Rate as determined and published by the Questar Corporation Treasury Department on the first business day of each calendar month. The rate shall apply to the entire month or any part thereof and may change each month without notice to the Maker as the Intercompany Interest Rate is calculated for that month. Interest shall be computed on the basis of a 360-day year and actual days elapsed and shall be payable on the last business day of each month.

Advances under this promissory note shall be evidenced by the signature of the Treasurer or Chief Financial Officer of the Holder on the appropriate line of the attached loan grid.

By its acceptance of this promissory note, the Holder agrees that all indebtedness, obligations and liabilities of Maker evidenced by this promissory note (the "Subordinated Debt") is subordinate to any and all indebtedness, obligations and liabilities of the Maker, and all interest accrued with respect thereto, arising pursuant to the terms of that certain Credit Agreement dated as of March 19,  2004 by and among Questar Market Resources, Inc., Bank of America, N.A., individually and as administrative agent, and certain financial institutions (with any and all extensions, renewals, refinancings, or refundings thereof in whole or part and any and all amendments, modifications or supplements thereof or thereto from time to time the "Credit Agreement") or any other Loan Document, as defined in the Credit Agreement, (the "Senior Debt"), including, without limitation, all interest accruing in respect of any such indebtedness, obligations and liabilities after the commencement of any proceeding by or against the Maker, as debtor, under the United States federal bankruptcy laws as now or hereafter in effect or any other bankruptcy, insolvency, receivership or similar proceeding by or against the Maker, whether or not such interest is allowed as a claim enforceable against the Maker in a case under the United States federal bankruptcy laws as now or hereafter in effect, and all other interest which would have accrued on the Senior Debt but for the commencement of any such proceeding. By its acceptance of this promissory note, the Holder further agrees that (i) in the event of a Default (as defined in the Credit Agreement and used with the same meaning herein) under the Credit Agreement (including, without limitation, in the event of the bankruptcy or insolvency of the Maker) no payment of principal or interest (including, without limitation, post-petition interest) may be made to the Holder in respect of this promissory note until such Default is cured or the Senior Debt is paid in full in cash or cash equivalents, (ii) in the event of any distribution, division, or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Maker or the proceeds thereof to the creditors of the Maker or readjustment of any of the obligations of the Maker, whether by reason of liquidation, bankruptcy, arrangement, receivership, assignment for the benefit of creditors or any other action or proceeding involving the readjustment of all or any part of the Senior Debt, this promissory note or any other obligations of the Maker, or the application of any of the assets of the Maker to the payment or liquidation thereof, or upon the dissolution or other winding up of the Maker's business, or upon the sale of all or substantially all of the Maker's assets, then, and in any such event, any payment or distribution of any kind or character, whether in cash, securities or other property, which shall be payable or deliverable upon or with respect to any or all of the Subordinated Debt shall be paid or delivered directly to the administrative agent acting under the Credit Agreement on behalf of the holders of the Senior Debt for application on any of the Senior Debt, due or not due, until the Senior Debt shall have first been fully and indefeasibly paid and satisfied in cash or cash equivalents, (iii) in the event that notwithstanding the foregoing provisions prohibiting such payments or distributions on account of this promissory note, the Holder shall have received any payment or distribution on account of the principal or interest of this promissory note (other than any such payment made when no Default under the Credit Agreement has occurred and is continuing) before the Senior Debt is paid in full in cash or cash equivalents, then and in such event such payment or distribution shall be held by the Holder in trust for the benefit of the holders of Senior Debt and shall be paid over by the Holder to the administrative agent acting under the Credit Agreement on behalf of the holders of the Senior Debt for application on the Senior Debt, due or not due, until the Senior Debt shall have first been fully and indefeasibly paid and satisfied in cash or cash equivalents, and (iv) the provisions of this paragraph are intended to be for the benefit of, and shall be enforceable directly by, the holders of the Senior Debt.

[MAKER]

By: __________________________

Name:

Title:

          Exhibit No. 21.

SUBSIDIARY INFORMATION

Registrant Questar Market Resources, Inc., has the following subsidiaries:  Wexpro Company, Questar Exploration and Production Company, Questar Energy Trading Company, and Questar Gas Management Company.  Questar Exploration and Production is a Texas corporation.  The other listed companies are incorporated in Utah.

Questar Exploration and Production has two wholly owned subsidiaries, Questar Uinta Basin, Inc. and Questar URC Company, which are both Delaware corporations.

Questar Exploration and Production also does business under the names Universal Resources Corporation, Questar Energy Company and URC Corporation.

Questar Energy Trading Company has two active subsidiaries:  URC Canyon Creek Compression Company and Questar Power Generation Company, which are both Utah corporations.

Exhibit No. 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Market Resources, Inc., hereby severally constitute C. B. Stanley and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2003 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Market Resources, Inc., hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2003 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

     Signature

Title

  Date

/s/K. O. Rattie

Chairman of the Board

  2-10-04

K. O. Rattie

/s/C. B. Stanley

President & Chief

  2-10-04

C. B. Stanley

Executive Officer

Director

/s/Phillips S. Baker Jr.

Director

  2-10-04

Phillips S. Baker

/s/R. D. Cash

Director

  2-10-04

R. D. Cash

/s/P. J. Early

Director

   2-10-04

P. J. Early

/s/L. Richard Flury

Director

   2-10-04

L. Richard Flury

/s/James A. Harmon

Director

  2-10-04

James A. Harmon

/s/Robert E. McKee,III

Director

  2-10-04

Robert E. McKee

/s/Gary G. Michael

Director

  2-10-04

Gary G. Michael

     Exhibit No. 31.1

CERTIFICATION

I, C. B. Stanley, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Market Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2004 Date	By: /s/C. B. Stanley C. B. Stanley President and Chief Executive Officer

        Exhibit No. 31.2

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Market Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2004 Date	By: /s/S. E. Parks S. E. Parks Vice President, Treasurer and Chief Financial Officer