Form 10-Q
period 2004-03-31
QUESTAR MARKET RESOURCES INC
filed 2004-05-13
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in its charter)

#

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarterly Period Ended March 31, 2004

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Statements of Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes Accompanying Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of

   Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Glossary of Commonly Used Terms

bbl

One barrel, which is equal to 42 U.S. gallons and is a common unit of measurement of crude oil or other liquid hydrocarbons.

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

dry hole

A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed production expenses and taxes.

dth

One decatherm or ten therms. One dth equals one million Btu or approximately one Mcf.

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

Mbbl

One thousand barrels.

Mcf

One thousand cubic feet.

Mcfe

One thousand cubic feet of natural gas equivalents.

Mdth

One thousand decatherms.

MMbbl

One million barrels.

MMBtu

One million British Thermal Units.

MMcf

One million cubic feet.

MMcfe

One million cubic feet of natural gas equivalents.

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

working interest

An interest that gives the owner the right to drill, produce and conduct operating activities on a property and receive a share of  production.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Market Resources, Inc. (“Market Resources” or the “Company”) expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and changes in estimated quantities of gas and oil reserves; regulation of the Wexpro Agreement; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; the effect of environmental and other regulation; effects of endangered or threatened species regulations; changes in customers’ credit ratings; competition from other forms of energy; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings for Market Resources.

.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2004	2003
	(in thousands)

REVENUES	$ 268,411	$ 239,642

OPERATING EXPENSES
Cost of natural gas and other products sold	105,145	102,142
Operating and maintenance	35,713	33,152
Depreciation, depletion and amortization	33,949	30,005
Exploration	1,087	1,170
Abandonment and impairment of gas, oil and related properties	4,406	483
Production and other taxes	17,656	12,433
Wexpro Agreement oil income sharing	1,132	700

TOTAL OPERATING EXPENSES	199,088	180,085

OPERATING INCOME	69,323	59,557

Interest and other income	783	1,017
Income from unconsolidated affiliates	1,310	1,036
Minority interest	(270)	45
Debt expense	(7,152)	(7,512)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	63,994	54,143

Income taxes	23,739	20,094

INCOME BEFORE CUMULATIVE EFFECT	40,255	34,049

Cumulative effect of accounting change
for asset-retirement obligations, net of
income taxes of $3,049		(5,113)

NET INCOME	$ 40,255	$ 28,936

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 3,716
Notes receivable from Questar Corp.	$ 52,700	6,900
Accounts receivable, net	142,855	148,870
Hedging collateral deposits	11,600	9,100
Fair value of hedging contracts	3,193	3,861
Inventories, at lower of average cost or market -
Gas and oil storage	8,744	17,179
Materials and supplies	5,933	3,769
Prepaid expenses and other	11,972	9,394
Total current assets	236,997	202,789
Property, plant and equipment	2,178,161	2,149,171
Less accumulated depreciation, depletion
and amortization	849,741	816,845
Net property, plant and equipment	1,328,420	1,332,326
Investment in unconsolidated affiliates	37,559	36,393
Goodwill	61,423	61,423
Other assets	12,520	13,030
	$1,676,919	$1,645,961
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 3,208
Notes payable to Questar Corp.	70,300	$ 36,500
Accounts payable and accrued expenses	162,991	156,979
Fair value of hedging contracts	76,851	52,959
Current portion of long-term debt		55,000
Total current liabilities	313,350	301,438
Long-term debt	350,000	350,000
Deferred income taxes	247,025	250,546
Asset-retirement obligations	61,808	60,493
Other long-term liabilities	25,540	25,346
Minority interest	7,817	7,864
Common shareholder’s equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	598,503	562,573
Other comprehensive loss	(47,460)	(32,635)
Total common shareholder’s equity	671,379	650,274
	$1,676,919	$1,645,961
See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended
	March 31,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 40,255	$ 28,936
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	35,149	30,785
Deferred income taxes	5,413	4,218
Abandonment and impairment of gas, oil and related properties	4,406	483
Income from unconsolidated affiliates, net
of cash distributions	(1,166)	1,595
Net gain from asset sales	(52)	(40)
Cumulative effect of accounting change		5,113
Minority interest	270	(45)
Changes in operating assets and liabilities	14,162	(12,458)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	98,437	58,587

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,130)	(21,764)
Proceeds from disposition of assets	411	6,135
NET CASH USED IN INVESTING ACTIVITIES	(33,719)	(15,629)

FINANCING ACTIVITIES
Checks in excess of cash balances	3,208
Change in notes receivable from Questar Corp.	(45,800)	45,900
Change in notes payable to Questar Corp.	33,800	15,200
Long-term debt repaid	(55,000)	(90,000)
Other	(317)	(131)
Dividends paid	(4,325)	(4,325)
NET CASH USED IN FINANCING ACTIVITIES	(68,434)	(33,356)
Change in cash and cash equivalents	(3,716)	9,602
Beginning cash and cash equivalents	3,716	10,404
Ending cash and cash equivalents	$ -	$ 20,006

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Market Resources’ consolidated financial statements, with the exception of the condensed consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation.

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Asset-Retirement Obligations

On January 1, 2003 Market Resources adopted Statement of Financial Accounting Standards (“SFAS”)143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. Asset-retirement obligations are adjusted to present value each period through an accretion process using a credit-adjusted risk-free interest rate.  Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the time that the asset is retired.

Changes in asset-retirement obligations were as follows.

	2004	2003
	(in thousands)

Balance at January 1,	$60,493	$55,674
Accretion	890	862
Additions	427	240
Properties sold	22
Retirements	(24)
Balance at March 31,	$61,808	$56,776

Note 3 – Investment in Unconsolidated Affiliates

Market Resources uses the equity method to account for investments in unconsolidated affiliates where the Company does not have control. The principal affiliates and Market Resources’ ownership percentage as of March 31, 2004, were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%). These entities are engaged in gathering and compressing of natural gas, and have no debt obligations with third-party lenders.

Operating results are listed below.

	3 Months Ended
	March 31,
	2004	2003
	(in thousands)

Revenues	$4,376	$3,667
Operating income	2,767	2,082
Income before income taxes	2,772	2,096

Note 4 – Operations By Line of Business
	3 Months Ended
	March 31,
	2004	2003
	(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$106,954	$ 86,738
Cost of service	4,453	5,002
Gathering, processing and marketing	122,647	121,453
	$234,054	$213,193
REVENUES FROM AFFILIATED COMPANIES
Cost of service	$ 28,404	$ 23,745
Gathering, processing and marketing	5,953	2,704
	$ 34,357	$ 26,449
OPERATING INCOME
Exploration and production	$ 45,524	$ 37,694
Cost of service	14,532	13,396
Gathering, processing and marketing	9,267	8,467
	$ 69,323	$ 59,557
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
Exploration and production	$ 25,191	$ 20,545
Cost of service	9,022	8,186
Gathering, processing and marketing	6,042	5,318
	$ 40,255	$ 34,049

	3 Months Ended March 31,

	2004	2003
	(in thousands)
NET INCOME
Exploration and production	$25,191	$15,995
Cost of service	9,022	7,623
Gathering, processing and marketing	6,042	5,318
	$40,255	$28,936

Note 5 – Financing

On March 19, 2004 Market Resources completed a $200 million credit facility with a consortium of banks that replaced an existing facility due to expire in April 2004. The facility allows for floating-rate interest and revolving loans of various maturities until March 2009. Key financial covenants place limits on minimum levels of cash flow compared to interest expense and maximum amounts of debt as a percentage of total capital. The interest rate credit spread on borrowings varies with changes in Market Resources’ credit rating, but a reduction in or loss of credit ratings does not trigger an event of default under the facility.

Note 6 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive transactions reported in Common Shareholder’s Equity. Other comprehensive transactions include changes in the market value of gas- or oil-price derivatives. These reported results are not current income or loss but represent changes in the fair values of the derivatives. Income or loss is realized when the physical gas or oil underlying the derivative instrument is sold. A summary of comprehensive income is shown below.

	3 Months Ended
	March 31
	2004	2003
	(in thousands)

Net income	$ 40,255	$ 28,936
Other comprehensive loss
Unrealized loss on hedging transactions	(23,760)	(23,188)
Income taxes	8,935	8,669
Net other comprehensive loss	(14,825)	(14,519)
Total comprehensive income	$ 25,430	$ 14,417

Note 7 – Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform with the 2004 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

(Unaudited)

Results of Operations

Market Resources is a wholly-owned subsidiary of Questar Corporation (“Questar”). Market Resources conducts its operations through several subsidiaries. Questar Exploration and Production Company (“Questar E&P”) acquires, explores for, develops and produces gas and oil. Wexpro Company (“Wexpro”) manages, develops and produces cost-of-service reserves for affiliated company, Questar Gas Company (“Questar Gas”). Questar Gas Management Company (“Gas Management”) provides gas gathering and processing services for affiliates and third parties. Questar Energy Trading Company (“Energy Trading”) markets equity and third-party gas and oil, provides risk-management services, and through its interest in Clear Creek Storage Company, LLC, operates an underground gas-storage reservoir. Following is a summary of Market Resources’ financial results and operating information.

	3 Months Ended
	March 31,
	2004	2003
FINANCIAL RESULTS (in thousands)
Revenues
From unaffiliated customers	$234,054	$213,193
From affiliates	34,357	26,449
Total revenues	$268,411	$239,642
Operating income	$ 69,323	$ 59,557
Income before cumulative effect	$ 40,255	$ 34,049
Cumulative effect of accounting change		(5,113)
Net income	$ 40,255	$ 28,936

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	21,888	20,104
Oil and natural gas liquids (Mbbl)	587	572
Total production (bcfe)	25.4	23.5
Average daily production (MMcfe)	279	262

Average commodity prices, net to the well
Average realized sales price (including hedges)
Natural gas (per Mcf)	$4.05	$3.52
Oil and natural gas liquids (per bbl)	29.46	24.71
Average sales price (without hedges)
Natural gas (per Mcf)	$4.72	$4.21
Oil and natural gas liquids (per bbl)	31.85	31.14

Wexpro investment base at March 31, net of
depreciation and deferred income taxes (millions)	$169.0	$159.3

Natural gas and oil marketing volumes (Mdthe)	21,855	21,311

Natural gas gathering volumes (Mdth)
For unaffiliated customers	34,294	28,325
For Questar Gas	9,757	11,583
For other affiliated customers	14,558	12,092
Total gathering	58,609	52,000
Gathering revenue (per dth)	$0.21	$0.19

Market Resources

For the first three months of 2004, Market Resources net income totaled $40.3 million compared with $28.9 million for the year earlier period, a 39% increase as revenue growth outpaced an increase in expenses.  Market Resources recorded operating income of $69.3 million in the current quarter versus $59.6 million in 2003, a 16% increase, due primarily to improved margins at Questar E&P and Gas Management.  For the first quarter of 2004, Market Resources had revenues of $268.4 million compared to $239.6 million for the year earlier period. Revenue growth was driven by an 8% increase in nonregulated production volumes (nonregulated volumes exclude Wexpro “cost-of-service” production) and 16% higher realized commodity prices at Questar E&P, additions to the investment base at Wexpro, and increased throughput and higher fees at Gas Management.  Expenses for the current quarter were $199 million, 11% higher than the 2003 quarter.  The increase was due to increased abandonment expense, production taxes, lease operating expense and depreciation, depletion and amortization.

Questar E&P

For the first quarter of 2004, Questar E&P earned $25.2 million compared with $16 million for the same period in 2003. Higher profits were driven by increased nonregulated production and higher realized natural gas, oil and NGL prices.

Questar E&P’s production for the quarter was 25.4 bcfe compared with 23.5 bcfe for the 2003 period, an 8% increase.  Production growth was driven by the accelerated pace of development drilling on the Pinedale Anticline in western Wyoming. Nonregulated first quarter volumes from Pinedale increased 104% to 6.1 bcfe versus 3.0 bcfe a year earlier. Market Resources had 76 producing wells at Pinedale in the 2004 quarter compared to 51 during the same period a year earlier. Midcontinent production also increased by 0.9 bcfe for the current quarter to 8.6 bcfe versus 7.7 bcfe in the 2003 period. Midcontinent growth was propelled by ongoing development drilling in the Hartshorne coal bed methane (“CBM”) project in the Arkoma Basin of eastern Oklahoma and increased development drilling on the Elm Grove properties in northwest Louisiana. Production increases were partially offset by a 2.1 bcfe decline in Uinta Basin volumes from 8.4 bcfe in the first quarter of 2003 to 6.3 bcfe in the 2004 quarter.  First quarter 2003 Uinta Basin gas production benefited from high initial flow rates from wells that were deliberately shut-in due to low Rockies gas prices during the second half of 2002. First quarter 2004 production from Rockies “Legacy” properties was flat at 4.4 bcfe compared to the first quarter 2003.  Legacy properties include all of Questar E&P’s Rocky Mountain producing properties exclusive of Pinedale and the Uinta Basin. Nonregulated production by region is shown below.

	3 Months Ended
	March 31,
	2004	2003
(in bcfe)
Rocky Mountains
Pinedale Anticline	6.1	3.0
Uinta Basin	6.3	8.4
Rockies Legacy	4.4	4.4
Subtotal – Rocky Mountains	16.8	15.8
Midcontinent	8.6	7.7
Total – nonregulated production	25.4	23.5

Natural gas sales prices in Questar E&P’s core Rockies areas increased significantly in the first quarter of 2004 compared to a year ago.  Average realized prices in the Rockies improved 30% from $3.02 per Mcf in the first quarter of 2003 to $3.94 per Mcf in 2004.  Approximately 66% of Questar E&P’s production came from properties located in the Rockies.  Rockies basis, the regional difference between Rockies prices and the reference Henry Hub price, returned to a more normal average of $0.75 per Mcf for the first quarter of 2004, compared to $2.85 per Mcf for the same period in 2003. The May 2003 completion of a major interstate pipeline expansion that delivers Rockies gas to California markets alleviated the transportation bottleneck that adversely affected prices in the 2003 quarter.  Midcontinent average realized prices decreased 6% from $4.52 per Mcf in the first quarter of 2003 to $4.26 per Mcf in 2004. For the current quarter weighted average realized prices for Questar E&P (including the effects of hedging) were $4.05 per Mcf compared to $3.52 per Mcf for the same period in 2003, a 15% increase.

	3 Months Ended March 31,
	2004	2003
	(per Mcf)
Average realized gas prices by region (including hedges)
Rocky Mountains	$3.94	$3.02
Midcontinent	4.26	4.52
Volume weighted average	4.05	3.52

Realized oil and NGL prices also increased in the current quarter versus the year earlier period.  For the 2004 quarter realized oil and NGL prices averaged $29.46 per bbl, compared with $24.71 per bbl in the first quarter of 2003, a 19% increase.

Approximately 83% of Questar E&P’s gas production in the first quarter of 2004 was hedged or pre-sold at an average price of $4.09 per Mcf net to the well (reflects adjustments for regional basis, gathering and processing costs, and gas quality) resulting in a $14.7 million reduction in revenue for the quarter compared to results if the entire volume had not been hedged and instead was sold at prevailing market prices.  Market Resources also hedged or pre-sold approximately 29% percent of its oil production for the period at an average net-to-the-well price of $30.90 per bbl, which resulted in a reduction in revenues of $1.4 million for the period.  Market Resources may hedge up to 100 percent of its forecasted nonregulated production from proved developed reserves when commodity prices are attractive. Market Resources hedges production to lock in acceptable returns on invested capital and to protect cash flows and earnings from a decline in commodity prices.

Since the end of 2003 Market Resources has taken advantage of higher natural gas and oil prices to add to its hedge positions in 2004, 2005 and 2006.  Market Resources’ current natural gas and oil hedges are summarized in Item 3 of this report.

Increased industry activity in core operating areas has increased drilling and completion costs.  Current drilling rig day-rates increased 10 to 15% in both the Rockies and Midcontinent regions and prices for steel tubular goods used for well casing increased 20 to 25% compared to prices during the first quarter of 2003. Costs of high-pressure pumping services and proppant used in fracture stimulation of tight gas-sand reservoirs have remained relatively flat versus the year earlier period.

Questar E&P’s overall cost structure for the first quarter of 2004 increased to $2.36 Mcfe compared to $2.19 per Mcfe for the year earlier period.  Lifting costs increased from $0.76 per Mcfe in the 2003 quarter to $0.89 in the 2004 quarter.  A $0.04 per Mcfe increase in lease operating costs coupled with a $0.09 per Mcfe increase in production taxes due to higher realized prices drove the increase in lifting costs.  Depreciation, depletion and amortization expense increased to $0.98 per Mcfe in the first quarter of 2004 compared to $0.93 per Mcfe a year earlier. General and administrative expenses increased to $0.27 per Mcfe in the current period versus $0.26 for the 2003 quarter.  For the first quarter of 2004 allocated interest decreased to $0.22 per Mcfe compared to $0.24 per Mcfe for the same period in 2003. Questar E&P’s cost structure is summarized in the following table.

	3 Months Ended March 31,

	2004	2003
(per Mcfe)

Lease-operating expense	$0.48	$0.44
Production taxes	0.41	0.32
Lifting costs	0.89	0.76
Depreciation, depletion and amortization	0.98	0.93
General and administrative expense	0.27	0.26
Allocated-interest expense	0.22	0.24
Total	$2.36	$2.19

Market Resources continued limited winter drilling for a second year on the Pinedale Anticline in western Wyoming. Market Resources is drilling three wells from a single pad over the winter of 2003/2004 and will continue drilling activity from the pad through the remainder of 2004. Questar E&P and Wexpro have a combined 62% average working interest in 14,800 acres at Pinedale. Market Resources is funding a multi-year study of the impact of year-round drilling activity on its Pinedale acreage on wintering mule deer.  The study is being conducted by the Bureau of Land Management (“BLM”), Wyoming Game and Fish, the University of Wyoming, and other stakeholders.

Market Resources has also submitted a proposal to the BLM seeking a long-term exception to the current winter stipulations that restrict drilling activity on its Pinedale acreage during the November 15 through May 1 time period.  If accepted by the BLM Market Resources will be allowed to drill from three active pads with two drilling rigs per pad, starting in the winter of 2004/2005. Market Resources believes that year-round drilling from pads is the most efficient and environmentally responsible approach for development of its Pinedale acreage.  Market Resources’ current proposal for year-round drilling would shorten the anticipated development drilling period on its Pinedale acreage from 18 years to about 9 years.  Under the proposal Market Resources would also drill multiple directional wells from single surface pads. Only nine additional surface disturbances would be required to fully develop Market Resources’ current Pinedale acreage, regardless of ultimate subsurface well spacing (current spacing is one well per 40 acres).  The resultant reduction in overall surface disturbance would be significant. Under the proposal drilling-related surface disturbance would be reduced to less than 500 acres compared with up to 1,500 acres allowed on Market Resources’ acreage under the current Pinedale Anticline Oil and Gas Development Project Environmental Impact Statement.

In addition to reduced surface disturbance and a shortened development drilling period, other benefits of Market Resources’ year-round proposal include a substantial reduction in emissions, noise, dust and traffic compared to current peak seasonal activities.  Year-round drilling also creates year-round jobs and thus a more stable, better trained, more productive and safer workforce in the drilling and completion service industries.

Market Resources anticipates that the BLM will make a decision on its proposal in time for the 2004/2005 winter drilling season, but at this point the BLM’s response to Market Resources’ proposal cannot be predicted.  In the past certain groups have sued the BLM over granting Market Resources limited winter-long exceptions to winter stipulations at Pinedale.

Questar E&P has continued gas-focused development drilling on its Uinta Basin properties in eastern Utah. During the first quarter of 2004, Questar E&P had three rigs drilling Wasatch/Upper Mesaverde formation wells, compared to two rigs a year earlier. Questar E&P completed 15 gross Wasatch/Upper Mesaverde wells in the current quarter compared to 19 gross Wasatch wells a year earlier.  Most of Questar E&P’s recent Uinta Basin development wells have been drilled about 1,000 feet deeper to complete additional sandstone reservoirs in the Upper Mesaverde Formation. Recent results support earlier estimates of approximately 0.25 to 0.3 bcfe of gross incremental reserves in the Upper Mesaverde for $200,000 to $300,000 of gross incremental cost. At the end of the first quarter of 2004, Questar E&P had identified approximately 150 Wasatch/Upper Mesaverde development locations remaining in inventory on its acreage. As previously announced Uinta Basin production peaked last year and will likely continue to slowly decline as Questar E&P drills its remaining inventory of low-risk Wasatch/Upper Mesaverde Formation development wells.

At the end of the first quarter, Questar E&P had completed 40 gross horizontal wells at its company-operated Hartshorne CBM project in the Arkoma Basin of eastern Oklahoma. Program results to date show an average Hartshorne horizontal CBM well, with initial gross production of 450 Mcf per day and estimated gross ultimate recoverable reserves of 0.5 to 0.6 bcfe, costs about $450,000 to drill and complete. Net production from the Hartshorne CBM project was 11.5 MMcf per day at the end of the current quarter compared to less than 1 MMcf per day during the same period in 2003. Questar E&P plans to drill about 25 additional wells during the remainder of 2004.  Questar E&P has an average 71% working interest in about 24,000 acres in the Hartshorne CBM project with a total remaining inventory in the current project area of approximately 65 gross development locations based on current 160 acre spacing. In addition Questar E&P has identified approximately 30 additional Hartshorne CBM horizontal well locations on company acreage outside the current project area.

At Elm Grove field in northwest Louisiana, Questar E&P continued infill development drilling activity on its company-operated acreage, completing 5 gross wells during the first quarter of 2004. Elm Grove wells, which target multiple stacked Cotton Valley and Hosston Formation sandstone reservoirs, average gross recoverable reserves of about 2 bcfe and cost approximately $1.3 million to drill and complete. Based on current reservoir engineering and well performance data, Questar E&P expects to develop most of its 11,500 gross (8,000 net) acres at Elm Grove on an average well spacing of about 40 acres. Questar E&P has identified 40 gross additional infill development locations at Elm Grove and a number of existing Cotton Valley Formation wells with shallower behind-pipe Hosston Formation re-completion opportunities.

Wexpro

Wexpro net income for the first quarter of 2004 was $9 million, compared with $7.6 million for the same period in 2003, which is an 18% increase.  Wexpro manages, develops and produces gas reserves on behalf of Questar Gas. Wexpro activities are governed by a long-standing agreement (Wexpro Agreement) with the States of Utah and Wyoming. Pursuant to the Wexpro Agreement Wexpro recovers its costs and receives an after-tax return of approximately 19% on its net investment in commercial wells and related facilities – known as the investment base – adjusted for working capital, deferred taxes, and depreciation. Wexpro’s investment base increased to $169 million in the current quarter, a 6% increase over the year earlier period.

Gas Gathering and Processing; Gas and Oil Marketing

Net income from gas gathering, processing and marketing operations increased 14% to $6 million in the first quarter of 2004 from $5.3 million in the 2003 period. Gathering volumes increased 6.6 MMdth to 58.6 MMdth for the current quarter primarily due to increased production from the Pinedale and Jonah fields in western Wyoming.  Earnings from Gas Management’s 50% interest in Rendezvous Gas Services increased from $626,000 in 2003 to $849,000 in 2004. Rendezvous provides gas gathering services for the Pinedale/Jonah producing areas.

Gas Management continues to develop opportunities to invest in additional gas gathering and processing and liquids-handling facilities to meet growing equity and third-party production volumes from the Pinedale and Jonah fields and other areas in western Wyoming and around Market Resources’ Uinta Basin producing properties in eastern Utah.

Energy Trading’s gross margins, gross revenues less the costs to purchase gas and oil, commitments to gas transportation contracts on interstate pipelines, and gas storage costs, declined to $5.9 million in the first quarter of 2004 versus $6.2 million for the year earlier period.  The decline was due primarily to losses from long-term transportation contracts that were above market rates for the quarter.  In addition Energy Trading’s natural gas storage trading margins during the first quarter of 2004 were negatively impacted by lower inter- and intra-month gas-price volatility compared to the year earlier period.  Prior to the May 2003 expansion of a major interstate pipeline that delivers Rockies gas to California, extreme volatility in Rockies gas prices created significant gas storage arbitrage opportunities and positively impacted the value of Energy Trading’s gas transportation contracts.

Accounting change

On January 1, 2003 the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $5.1 million.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities increased 68% in 2004 compared with 2003 due to increased income and changes in operating assets and liabilities.

Investing Activities

Capital expenditures increased 57% in the first quarter comparison. Market Resources expects to spend $270.9 million in 2004.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first quarter of 2004. The excess cash flow was used to repay debt. As a result total debt was 39% of total capital at March 31, 2004. Market Resources expects to finance 2004 capital expenditures through cash flow from operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Resources’ primary market risk exposures arise from commodity-price changes for natural gas, oil and NGL, estimation of gas and oil reserves, potential endangered species and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources bears the risk associated with commodity-price changes and uses gas- and oil-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of Market Resources-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas- and-oil-price hedging support Market Resources’ rate of return and cash flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by Market Resources’ Board of Directors. Market Resources may hedge up to 100% of forecast nonregulated production from proved-developed reserves when prices meet earnings and cash flow objectives. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves and NGL. Hedges are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness.

The portion of hedges no longer deemed effective is immediately recognized in the income statement. The ineffective portion of hedges was not significant in 2004 and 2003.

As of March 31, 2004 approximately 49.8 bcf of forecast 2004 gas production is hedged at an average price of $4.00 per Mcf, net to the well. Hedges are more heavily weighted to the Rockies to reduce basis risk and to protect returns on capital. In addition Market Resources could curtail production if prices drop below levels necessary for profitability.

Market Resources enters into commodity-price hedging arrangements with several banks and energy-trading firms. Generally the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. In some contracts the amount of credit allowed before Market Resources must post collateral varies depending on the credit rating assigned to Market Resources’ debt. At Market Resources’ current credit ratings, the credit available from each counterparty ranges between $5 million and $20 million, depending on the agreement. In cases where this arrangement exists, if Market Resources’ credit ratings fall below investment grade (BBB- by Standard & Poor’s or Baa3 by Moody’s), counterparty credit generally falls to zero. Questar maintains lines of credit to cover potential collateral calls. Collateral required at March 31, 2004, was $11.6 million.

A summary of Market Resources’ hedging positions for equity production as of March 31, 2004, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, which allows Market Resources to achieve a known price for a specific volume of production delivered into a regional sales point, i.e., incorporating a known basis. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

	Rocky			Rocky
Time periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

Second quarter of 2004	10.7	6.0	16.7	$3.70	$4.53	$4.00
Second half of 2004	21.0	12.1	33.1	3.69	4.53	4.00
April – Dec. of 2004	31.7	18.1	49.8	3.69	4.53	4.00

First half of 2005	14.8	7.7	22.5	$3.93	$4.44	$4.11
Second half of 2005	15.0	7.9	22.9	3.93	4.44	4.11
12 months of 2005	29.8	15.6	45.4	3.93	4.44	4.11

First half of 2006	2.1	1.6	3.7	$4.09	$4.81	$4.41
Second half of 2006	2.1	1.7	3.8	4.09	4.81	4.41
12 months of 2006	4.2	3.3	7.5	4.09	4.81	4.41

	Oil (in Mbbl)			Average price per bbl, net to the well
Second quarter of 2004	334	91	425	$30.96	$31.22	$31.01
Second half of 2004	552	184	736	30.91	31.22	30.99
April – Dec. of 2004	886	275	1,161	30.93	31.22	31.00

First half of 2005	91	90	181	$29.80	$30.20	$30.00
Second half of 2005	92	92	184	29.80	30.20	30.00
12 months of 2005	183	182	365	29.80	30.20	30.00

Market Resources held gas-price hedging contracts covering the price exposure for about 148.2 MMdth of gas and 1.5 MMbbl of oil as of March 31, 2004. A year earlier Market Resources’ hedging contracts covered 107.2 MMdth of natural gas and 800,000 bbl of oil. Market Resources does not hedge the price of NGL.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2003, to March 31, 2004.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2003	($49,098)
Contracts realized or otherwise settled	24,160
Increase in gas and oil prices on futures markets	(48,452)
Contracts added since December 31, 2003	(268)
Net fair value of gas- and oil-hedging contracts outstanding at March 31, 2004	($73,658)

A vintaging of the net fair value of gas-hedging contracts as of March 31, 2004, is shown below. About 70% of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)

Contracts maturing by March 31, 2005	($51,559)
Contracts maturing between March 31, 2005 and March 31, 2006	(23,249)
Contracts maturing between March 31, 2006 and March 31, 2007	1,458
Contracts maturing after March 31, 2007	(308)
Net fair value of gas- and oil-hedging contracts at March 31, 2004	($73,658)

The following table shows sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil.

	At March 31,
	2004	2003
	(in millions)

Mark-to-market valuation – asset (liability)	($73.7)	($44.5)
Value if market prices of gas and oil decline by 10%	(16.7)	(12.2)
Value if market prices of gas and oil increase by 10%	(131.4)	(77.0)

Gas and Oil Reserve Estimates

Gas and oil reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves, the projection of future rates of production and the timing of development expenditures. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates are imprecise and should be expected to change as additional information becomes available. Estimates of economically recoverable reserves and of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition the estimates of future net revenues from our proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may not be correct. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated.

Presence of Wildlife and Potential Endangered Species Listing Could Limit Access to Public Lands

Various wildlife species occupy portions of Market Resources’ leasehold at Pinedale and the Company’s acreage in other areas. Current federal regulations restrict activities during certain times of the year on portions of Market Resources’ leasehold due to wildlife activity and/or habitat. Some species that are known to be present, such as the sage grouse, may in the future be listed under federal law as endangered or threatened species. Such listing could have a material impact on access to the Company’s leasehold in certain areas or during periods when the particular species is found to be present.

Interest-Rate Risk Management

As of March 31, 2004 Market Resources had $350 million of fixed-rate long-term debt and no variable-rate long-term debt.

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

Part II

OTHER INFORMATION

Item 5.  Other Information.

Phillips S Baker, Jr. was appointed to serve as a director of Questar Market Resources, Inc. (the “Company") concurrent with his appointment as a director of Questar Corporation on February 10, 2004.  Mr. Baker, age 44, is the President and Chief Executive Officer of Hecla Mining Company, a position he has held since May of 2003.  He joined Hecla as Vice President and Chief Financial Officer in May 2001 and also served as Chief Operating Officer from November 2001 to May 2003.  Mr. Baker also serves as a director of Hecla.  Prior to joining Hecla, he served as Vice President and Chief Financial Officer of Battle Mountain Gold Company from March 1998 to January 2001

Item 6.   Exhibits and Reports on Form 8-K

a.

The following exhibits are filed as part of this report.

Exhibit No.

Exhibit

31.1.

Certification signed by Charles B. Stanley, the Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, the Company's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.

The Company did not file a Current Report on Form 8-K during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

May 13, 2004

/s/C. B. Stanley_______________________

Date

C. B. Stanley

President and Chief Executive Officer

May 13, 2004

/s/S. E. Parks________________________

Date

S. E. Parks

Vice President, Treasurer, and Chief

Financial Officer

Exhibit List

Exhibit No.

Exhibit

31.1.	Certification signed by C. B. Stanley, the Chief Executive Officer of Questar Market Resources, Inc (“Market Resources”), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification signed by S. E. Parks, Market Resources' Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.1.

CERTIFICATION

I, Charles B. Stanley, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Market Resources, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004

/s/C. B. Stanley________________________

Date

C. B. Stanley

President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Questar Market Resources, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

May 13, 2004

/s/S. E. Parks__________________________

Date

S. E. Parks

Vice President, Treasurer

and Chief Financial Officer