Form 10-Q
period 2004-06-30
QUESTAR MARKET RESOURCES INC
filed 2004-08-12
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

P.O. Box 45601 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarterly Period Ended June 30, 2004

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

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Glossary of Commonly Used Terms

bbl

Barrel, which is equal to 42 United States gallons and is a common unit of measurement of crude oil.

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

dry hole

A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

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

Mdthe

One thousand decatherm equivalents.

MMbbl

One million barrels.

MMBtu

One million British Thermal Units.

MMcf

One million cubic feet.

MMcfe

One million cubic feet of natural gas equivalents

MMdth

One million decatherms.

natural gas liquids

Liquid hydrocarbons that are extracted and separated from the natural gas stream NGL

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Changes in estimated quantities of gas and oil reserves.  Gas and oil reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves, the projection of future rates of production and the timing of development expenditures. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates are imprecise and should be expected to change as additional information becomes available. Estimates of economically recoverable reserves and of future net cash flows prepared by different engineers or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition the estimates of future net revenues from proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may not be correct. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated.  Questar Exploration and Production’s (“Questar E&P”) reserves are prepared on an annual basis by independent reservoir engineers.

Presence of wildlife and potential endangered species could limit access to public lands.  Various wildlife species occupy portions of Market Resources leasehold at Pinedale and in other areas. Current federal regulations restrict activities during certain times of the year on portions of Market Resources’ leasehold due to wildlife activity and/or habitat. Some species that are known to be present, such as the sage grouse, may in the future be listed under federal law as endangered or threatened species. Such listing could have a material impact on access to Market Resources’ leasehold in certain areas or during periods when the particular species is found to be present.

Changes in gas and oil prices.  The sale of gas and oil production is a commodity-based business subject to pricing influenced by regional factors. Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Market Resources hedges commodity prices to support credit ratings, returns on invested capital, cash-flow targets, and protect earnings from downward movements in commodity prices. However these arrangements usually limit future gains from favorable price movements.

Other important assumptions: changes in general economic conditions; regulation of the Wexpro Agreement; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; effects of environmental and other regulation; changes in customers' credit ratings; competition from other forms of energy; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; and changes in credit ratings for Market Resources.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)

REVENUES	$278,450	$185,937	$546,861	$425,579

OPERATING EXPENSES
Cost of natural gas and other products sold	116,872	63,468	222,017	165,610
Operating and maintenance	36,517	31,386	72,230	64,538
Depreciation, depletion and amortization	37,084	28,059	71,033	58,064
Exploration	1,266	1,043	2,353	2,213
Abandonment and impairment of gas, oil and other properties	2,287	492	6,693	975
Production and other taxes	17,496	12,525	35,152	24,958
Wexpro Agreement - oil income sharing	1,016	752	2,148	1,452

TOTAL OPERATING EXPENSES	212,538	137,725	411,626	317,810

OPERATING INCOME	65,912	48,212	135,235	107,769

Interest and other income	230	1,241	1,013	2,258
Income from unconsolidated affiliates	1,264	1,322	2,574	2,358
Minority interest		46	(270)	91
Debt expense	(6,722)	(6,956)	(13,874)	(14,468)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	60,684	43,865	124,678	98,008

Income taxes	22,521	16,089	46,260	36,183

INCOME BEFORE CUMULATIVE EFFECT	38,163	27,776	78,418	61,825

Cumulative effect of accounting change
for asset retirement obligations, net of
income taxes of $3,049				(5,113)

NET INCOME	$ 38,163	$ 27,776	$ 78,418	$ 56,712

See notes accompanying consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 3,716
Notes receivable from Questar	$ 12,300	6,900
Accounts receivable, net	148,142	148,870
Hedging collateral deposits	35,310	9,100
Fair value of hedging contracts	2,935	3,861
Inventories, at lower of average cost or market -
Gas and oil storage	3,342	17,179
Materials and supplies	9,023	3,769
Prepaid expenses and other	11,511	9,394
Total current assets	222,563	202,789
Property, plant and equipment	2,224,937	2,149,171
Less accumulated depreciation, depletion and amortization	877,510	816,845
Net property, plant and equipment	1,347,427	1,332,326
Investment in unconsolidated affiliates	34,422	36,393
Goodwill	61,423	61,423
Other assets	11,075	13,030
	$1,676,910	$1,645,961

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Checks in excess of cash balances	$ 240
Notes payable to Questar	19,200	$ 36,500
Accounts payable and accrued expenses	174,207	156,979
Fair value of hedging contracts	118,286	52,959
Current portion of long-term debt		55,000
Total current liabilities	311,933	301,438
Long-term debt, less current portion	350,000	350,000
Deferred income taxes	241,682	250,546
Asset-retirement obligation	62,695	60,493
Other long-term liabilities	30,946	25,346
Minority interest		7,864
Common shareholder's equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	632,341	562,573
Other comprehensive loss	(73,023)	(32,635)
Total common shareholder's equity	679,654	650,274
	$1,676,910	$1,645,961

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 78,418	$ 56,712
Adjustments to reconcile net income to net cash
provided from operating activities
Depreciation, depletion and amortization	73,352	60,105
Deferred income taxes	15,337	13,265
Abandonment and impairment of gas, oil and related properties	6,693	975
Income from unconsolidated affiliates, net of cash distributions	1,971	407
Net gain (loss) from asset sales	(32)	100
Cumulative effect of accounting change		5,113
Minority interest and other	336	(91)
Changes in operating assets and liabilities	2,230	(12,503)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	178,305	124,083

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(95,207)	(57,146)
Other investments	(1,000)
Total capital expenditures	(96,207)	(57,146)
Proceeds from disposition of assets	613	6,433
NET CASH USED IN INVESTING ACTIVITIES	(95,594)	(50,713)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(5,400)	18,000
Change in notes payable to Questar	(17,300)	68,600
Long-term debt repaid	(55,000)	(145,000)
Checks in excess of cash balances	240
Dividends paid	(8,650)	(8,650)
Other	(317)	(109)
NET CASH USED IN FINANCING ACTIVITIES	(86,427)	(67,159)
Change in cash and cash equivalents	(3,716)	6,211
Beginning cash and cash equivalents	3,716	10,404
Ending cash and cash equivalents	$ -	$ 16,615

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation of Interim Financial Statements

Market Resources’ interim consolidated financial statements, with the exception of the condensed consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. The interim financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation.

The results of operations for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Asset-Retirement Obligations (“ARO”)

On January 1, 2003, Market Resources adopted SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. ARO is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate.  Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the time the asset is retired.

Changes in asset-retirement obligations were as follows.

	2004	2003
	(in thousands)

Balance at January 1,	$60,493	$55,674
Accretion	900	1,654
Additions	869	606
Revisions	695
Retirements	(262)	(578)
Balance at June 30,	$62,695	$57,356

During the second quarter of 2004, Wexpro finalized a guideline letter with the Utah Division of Public Utilities and the staff of the Wyoming Public Service Commission agreeing to the accounting treatment of reclamation activity associated with ARO for properties administered under the Wexpro Agreement. Pursuant to the stipulation, Wexpro will collect and deposit in trust certain funds related to the estimated ARO costs.  The funds will be used to satisfy reclamation obligations as the properties are reclaimed over time.

Note 3 – Investment in Unconsolidated Affiliates

Market Resources uses the equity method to account for investments in unconsolidated affiliates where the Company does not have control. These entities are engaged in gathering and compressing natural gas, and have no debt obligations with third-party lenders. The principal affiliates and Market Resources’ ownership percentage as of June 30, 2004, were: Rendezvous Gas Services, LLC (“Rendezvous”), a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%).

#

Operating results are listed below.

	6 Months Ended
	June 30,
	2004	2003
	(in thousands)

Revenues	$ 8,420	$ 7,908
Operating income	5,296	4,787
Income before income taxes	5,306	4,806

Note 4 - Operations By Line of Business

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Exploration and production	$108,113	$ 79,856	$215,067	$166,594
Cost of service	3,748	1,656	8,201	6,658
Gathering, processing and marketing	132,499	74,468	255,146	195,921
	$244,360	$155,980	$478,414	$369,173

REVENUES FROM AFFILIATED COMPANIES
Cost of service	$ 31,010	$ 26,790	$ 59,414	$ 50,536
Gathering, processing and marketing	3,080	3,167	9,033	5,870
	$ 34,090	$ 29,957	$ 68,447	$ 56,406

OPERATING INCOME
Exploration and production	$ 45,802	$ 32,386	$ 91,326	$ 70,080
Cost of service	14,033	12,930	28,565	26,326
Gathering, processing and marketing	6,077	2,896	15,344	11,363
	$ 65,912	$ 48,212	$135,235	$107,769
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
Exploration and production	$ 25,432	$ 17,413	$ 50,623	$ 37,958
Cost of service	8,793	8,466	17,815	16,652
Gathering, processing and marketing	3,938	1,897	9,980	7,215
	$ 38,163	$ 27,776	$ 78,418	$ 61,825
NET INCOME
Exploration and production	$ 25,432	$ 17,413	$ 50,623	$ 33,408
Cost of service	8,793	8,466	17,815	16,089
Gathering, processing and marketing	3,938	1,897	9,980	7,215
	$ 38,163	$ 27,776	$ 78,418	$ 56,712

Note 5 – Financing

On March 19, 2004, Market Resources completed a $200 million credit facility with a consortium of banks that replaced an existing facility that expired in April 2004. The facility allows for floating-rate interest and revolving loans of various maturities until March 2009. Key financial covenants place limits on minimum levels of cash flow compared to interest expense and maximum amounts of debt as a percentage of total capital. The interest rate credit spread on borrowings varies with changes in Market Resources’ credit rating, but a reduction in or loss of credit ratings does not trigger an event of default under the facility.

Note 6 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income or loss reported in Common Shareholder’s Equity. Other comprehensive income or loss includes changes in the market value of gas or oil-price derivatives and are not reported in current income or loss. Income or loss is realized when the physical gas or oil underlying the derivative instrument is sold. A summary of comprehensive income is shown below.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)

Net income	$ 38,163	$ 27,776	$ 78,418	$ 56,712
Other comprehensive income (loss)
Unrealized loss on hedging transactions	(40,829)	(16,740)	(64,589)	(39,928)
Income taxes	15,266	6,260	24,201	14,929
Other comprehensive loss	(25,563)	(10,480)	(40,388)	(24,999)
Comprehensive income	$ 12,600	$ 17,296	$ 38,030	$ 31,713

Note 7 – Reclassifications

Certain reclassifications were made to the 2003 financial statements to conform with the 2004 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

(Unaudited)

Results of Operations

Market Resources is a wholly-owned subsidiary of Questar Corporation (“Questar”). Market Resources conducts its operations through several subsidiaries. Questar E&P acquires, explores for, develops and produces gas and oil. Wexpro Company (“Wexpro”) manages, develops and produces cost-of-service reserves for affiliated company, Questar Gas Company. Questar Gas Management Company (“Gas Management”) provides gas gathering and processing services for affiliates and third parties. Questar Energy Trading Company (“Energy Trading”) markets equity and third-party gas and oil, provides risk-management services, and through its wholly-owned subsidiary Clear Creek Storage Company, LLC (“Clear Creek”) owns and operates an underground gas-storage reservoir. Following is a summary of Market Resources’ financial results and operating information.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$244,360	$155,980	$478,414	$369,173
From affiliates	34,090	29,957	68,447	56,406
Total revenues	$278,450	$185,937	$546,861	$425,579
Operating income	$ 65,912	$ 48,212	$135,235	$107,769
Income before cumulative effect	$ 38,163	$ 27,776	$ 78,418	$ 61,825
Cumulative effect of accounting change				(5,113)
Net income	$ 38,163	$ 27,776	$ 78,418	$ 56,712
OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	21,827	17,957	43,715	38,061
Oil and natural gas liquids (Mbbl)	559	568	1,146	1,140
Total production (bcfe)	25.2	21.4	50.6	44.9
Average daily production (MMcfe)	277	235	278	248
Average commodity prices, net to the well
Average realized price (including hedges)
Natural gas (per Mcf)	$4.17	$3.66	$4.11	$3.59
Oil and natural gas liquids (per bbl)	29.55	22.45	29.50	23.59
Average sales price (excluding hedges)
Natural gas (per Mcf)	$5.03	$4.34	$4.87	$4.27
Oil and natural gas liquids (per bbl)	35.38	26.62	33.57	28.89
Wexpro investment base at June 30, net of
depreciation and deferred income taxes (millions)	$165.3	$160.3
Natural gas and oil marketing volumes (Mdthe)	20,725	16,900	42,580	38,211
Natural gas gathering volumes (Mdth)
For unaffiliated customers	32,164	28,031	66,458	56,357
For Questar Gas	9,149	9,515	18,906	21,099
For other affiliated customers	13,336	8,936	27,894	21,027
Total gathering	54,649	46,482	113,258	98,483
Gathering revenue (per dth)	$0.21	$0.20	$0.21	$0.20

Market Resources

Market Resources net income for the second quarter of 2004 totaled $38.2 million compared with $27.8 million for the year earlier period, a 37% increase.  Net income for the first half of 2004 was $78.4 million, a 38% increase over the $56.7 million earned in the first half of 2003 as revenue growth continued to outpace increases in expenses.  Operating income increased $17.7 million, or 37%, in the quarter-to-quarter comparison and $27.5 million, or 25%, in the first half comparison, due primarily to increased production and higher prices at Questar E&P and improved margins at Gas Management.  Total revenues increased $92.5 million, or 50%, in the second quarter of 2004, and $121.3 million, or 28%, in the first half of 2004. Revenue growth was driven by increased nonregulated production volumes (nonregulated volumes exclude Wexpro “cost-of-service” production), higher realized commodity prices at Questar E&P, and increased throughput and higher fees at Gas Management. Expenses increased in the 2004 periods due to increased abandonment expense, production taxes, lease operating expense, and depreciation, depletion and amortization

Questar E&P

For the second quarter of 2004, Questar E&P earned $25.4 million compared with $17.4 million for the same period in 2003. Net income for the first half of 2004 was $50.6 million, a 52% increase over the $33.4 million earned in 2003.  Higher profits were driven by increased nonregulated production and higher realized natural gas, oil and NGL prices.

Questar E&P’s nonregulated production for the first half of 2004 was 50.6 bcfe compared to 44.9 bcfe for the 2003 period, a 13% increase.  Production growth was driven by the accelerated pace of development drilling on the Pinedale Anticline in western Wyoming and significant year-over-year volume increases from Midcontinent properties.  Natural gas remains the primary focus of Questar E&P’s exploration and production strategy.  On an energy-equivalent ratio, natural gas comprised approximately 85% of nonregulated production for the second quarter and first half of 2004.  The three- and six-month comparisons of energy-equivalent production by region are shown in the following table.

	3 Months Ending		6 Months Ending
	June 30,		June 30,
	2004	2003	2004	2003
	(in bcfe)
Rocky Mountains
Pinedale Anticline	4.9	2.5	11.0	5.4
Uinta Basin	6.1	7.0	12.4	15.5
Rockies Legacy	4.7	3.9	9.1	8.4
Subtotal – Rocky Mountains	15.7	13.4	32.5	29.3
Midcontinent	9.5	8.0	18.1	15.6
Total nonregulated production	25.2	21.4	50.6	44.9

At June 30, 2004, Market Resources had 76 producing wells on the Pinedale Anticline compared to 51 at the beginning of 2003. Current quarter nonregulated production from Pinedale decreased 1.2 bcfe from first quarter 2004 volumes.  Production at Pinedale typically declines during the second and third quarters due to a suspension of drilling and completion activities caused by access restrictions from mid-November to early May.  (See the discussion of Pinedale Anticline Drilling Activity later in this Item.) Continued good performance from Questar E&P’s Hartshorne coal bed methane (“CBM”) project in the Arkoma Basin of eastern Oklahoma and ongoing development drilling on the Elm Grove properties in northwest Louisiana drove Midcontinent results.  Current quarter Midcontinent production was up 0.9 bcfe, or 10%, versus the first quarter of 2004.  Production volumes from the Uinta Basin of eastern Utah decreased 13% in the current quarter compared to the year earlier period and 20% in the first half comparison.  The production decline in the Uinta Basin has flattened significantly from a year ago. Uinta Basin current quarter volumes were down only 0.2 bcfe compared to the first quarter of 2004. Second quarter 2004 volumes were negatively impacted by gathering and compression constraints that reduced Uinta Basin net production volumes approximately 0.3 bcfe.  The constraint should be alleviated with installation of additional compression in early August, 2004.  Production from Rockies “Legacy” properties in the first half of 2004 was 9.1 bcfe compared to 8.4 bcfe in 2003, a 9% increase. Legacy properties include all of Questar E&P’s Rocky Mountain producing properties exclusive of Pinedale and the Uinta Basin.

Questar E&P benefited from higher realized prices for natural gas, oil and NGL in the second quarter and first half of 2004. For the current quarter the weighted average realized gas price for Questar E&P (including the effects of hedging) was $4.17 per Mcf compared to $3.66 per Mcf for the same period in 2003, a 14% increase.  For the 2004 quarter, realized oil and NGL prices averaged $29.55 per bbl, compared with $22.45 per bbl in the second quarter of 2003, a 32% increase.  A comparison of average realized prices by region, including hedges, is shown in the following table.

	3 Months Ending		6 Months Ending
	June 30,		June 30,
	2004	2003	2004	2003

Natural gas (per Mcf)
Rocky Mountains	$3.83	$3.27	$3.89	$3.13
Midcontinent	4.71	4.27	4.50	4.40
Volume weighted average	$4.17	$3.66	$4.11	$3.59

Oil and NGL (per bbl)
Rocky Mountains	$28.41	$20.74	$28.62	$22.04
Midcontinent	32.14	26.68	31.51	27.55
Volume weighted average	$29.55	$22.45	$29.50	$23.59

Realized natural gas prices in Questar E&P’s core Rockies areas increased significantly in the second quarter and first half of 2004 compared to the 2003 periods.  Approximately 60% of Questar E&P’s 2004 natural gas production came from properties located in the Rockies.  Rockies basis, the regional difference between Rockies prices and the reference Henry Hub price, averaged $0.95 per MMBtu for the second quarter of 2004, compared to approximately $1.25 per MMBtu for the same period in 2003.  For the first half of 2004 Rockies basis averaged $0.85, compared to $2.04 in the first half of 2003.  The May 2003 completion of a major interstate pipeline expansion that delivers Rockies gas to California markets alleviated the transportation bottleneck that adversely affected prices in the 2003 periods.

Approximately 80% of Market Resources’ nonregulated gas production in the first half of 2004 was hedged or pre-sold at an average price of $4.05 per Mcf net to the well (which reflects adjustments for regional basis, gathering and processing costs, and gas quality) resulting in a $33.3 million reduction in revenue for the six months compared to results if the entire volume had not been hedged and instead was sold at prevailing market prices. Market Resources also hedged or pre-sold approximately 56% of its oil production for the first half of 2004 at an average net to the well price of $30.98 per bbl, which resulted in a $4.7 million reduction in revenues for the period versus sales at then-prevailing market prices.  Market Resources may hedge up to 100 percent of its forecasted nonregulated production from proved developed reserves to lock in acceptable returns on invested capital and to protect cash flows and earnings from a decline in commodity prices.

Market Resources has continued to take advantage of higher natural gas and oil prices to add to its hedge positions in 2005 and 2006. Natural gas and oil hedges as of June 30, 2004, are summarized in Item 3 of this report.

Questar E&P’s cost structure is summarized in the following table.

	3 Months Ending		6 Months Ending
	June 30,		June 30,
	2004	2003	2004	2003
	(per Mcfe)

Lease-operating expense	$0.52	$0.52	$0.50	$0.48
Production taxes	0.42	0.33	0.42	0.32
Lifting costs	0.94	0.85	0.92	0.80
Depreciation, depletion and amortization	1.01	0.94	1.00	0.94
General and administrative expense	0.33	0.30	0.30	0.28
Allocated-interest expense	0.21	0.24	0.21	0.24
Total	$2.49	$2.33	$2.43	$2.26

Lifting costs per Mcfe were higher in the 2004 periods primarily due to increased production taxes related to higher gas, oil and NGL sales prices. Most production taxes are based on a fixed percentage of commodity sales prices.  Depreciation, depletion and amortization expense increased in the 2004 periods primarily due to higher reserve replacement costs. Increased industry activity in core operating areas has increased drilling and completion costs.  General and administrative expenses per Mcfe increased $0.03 and $0.02, or 10% and 7%, in the second quarter and first half of 2004 when compared to the same periods of 2003.  The increase in both periods of 2004 was primarily due to higher legal, insurance, and employee benefit costs and higher allocated corporate overhead (primarily employee benefits and compliance costs).  For the second quarter and first half of 2004 allocated interest decreased to $0.21 per Mcfe compared to $0.24 per Mcfe for the same periods in 2003 due mostly to increased production.

Pinedale Anticline Drilling Activity

During the second quarter of 2004, Market Resources continued limited winter drilling for a second year on the Pinedale Anticline. Market Resources drilled three wells from a single pad over the winter of 2003/2004 and will continue drilling activity from the pad through the remainder of 2004.  Sage grouse stipulations imposed by the Bureau of Land Management (“BLM”) delayed startup of drilling activities at some locations on Market Resources’ Pinedale acreage during May and June, including the 19,500 foot deep Stewart Point 15-29 well. Drilling began on the Stewart Point well in mid July. Questar E&P has a 71.25% working interest in the deeper zones. Market Resources currently has 14 rigs actively drilling on its Pinedale acreage. In spite of early-season delays, Market Resources still expects to drill and complete approximately 30 Lance/Mesaverde Formation development wells in 2004.

Questar E&P and Wexpro have a combined 62% average Lance/Mesaverde working interest in 14,800 acres at Pinedale.

Pinedale Anticline Year-Round Drilling Proposal

On April 15, 2004, Market Resources submitted a proposal to the BLM seeking a long-term exception to the winter drilling restrictions on its Pinedale acreage from November 15 through May 1. If approved, Market Resources will be allowed to drill from three active pads with two drilling rigs per pad, starting in the winter of 2004/2005. The BLM has initiated an Environmental Assessment and is soliciting public comments on Market Resources’ proposal.

Market Resources believes that year-round drilling from pads is the most efficient and environmentally responsible approach for developing its Pinedale acreage. Market Resources’ proposal would shorten the anticipated development drilling period from 18 years to about 9 years. Under the proposal Market Resources would drill multiple directional wells from single surface pads. If approved Market Resources estimates that only nine additional surface disturbances will be required to fully develop its current Pinedale acreage on 20-acre spacing. With Market Resources’ proposal, surface disturbance will be reduced initially from almost 1,500 acres currently allowed to less than 540 acres.  Surface disturbance would be further reduced to about 260 acres with post-drilling reclamation.

In addition to reduced surface disturbance and a shortened development drilling period, other benefits of Market Resources’ year-round proposal include a substantial reduction in emissions, noise, dust and traffic compared to the current situation in which activities are compressed into the summer months. Year-round drilling also creates year-round jobs and thus a more stable, better trained, more productive and safer workforce in the drilling and completion service industries.  If the proposal is approved, Market Resources has committed to build pipelines to transport condensate and water production off the Mesa (that portion of the Pinedale Anticline where Market Resources’ acreage is located). The pipelines will eliminate the need for storage tanks at each location and up to 25,500 tanker-truck trips per year at peak production. Market Resources anticipates that the BLM will make a decision on its proposal in time for the 2004/2005 winter drilling season. Certain groups have sued the BLM over granting Market Resources prior winter-long exceptions to winter stipulations at Pinedale and the case is still pending.

Pinedale Anticline 20-Acre Spacing Approved

On July 13, 2004, the Wyoming Oil and Gas Conservation Commission unanimously approved 20-acre density drilling of Lance Pool (Lance and Mesaverde Formation) wells on Market Resources Pinedale Anticline acreage.  The commission’s written order is expected by mid-September.  Market Resources currently has 76 proved-developed producing wells at Pinedale and another 96 booked proved-undeveloped locations based on 40-acre spacing. With approval of 20-acre spacing, Market Resources expects to book incremental proved reserves on 124 additional proved-undeveloped locations, for a total of 220 locations. As a result Questar E&P expects its Pinedale reserves to increase by 250-300 bcfe by year end. There are approximately 134 additional locations that cannot be booked as proved at this time because they do not directly offset currently producing wells.  Pursuant to Securities and Exchange Commission reserve-booking guidelines, only locations that directly offset currently producing wells can be booked as proved. Market Resources believes that no further approvals will be necessary to begin 20-acre development on its leasehold. Market Resources estimates that each 20-acre-spaced well drilled and completed in the Lance and Mesaverde Formations will recover between 3.8 and 8.8 bcfe of gross incremental proved reserves.

New Pinedale Lease

Questar E&P was the high bidder on a 1,425-acre lease at the June 8, 2004, Competitive Oil and Gas Lease Sale held by the BLM. The lease includes Sections 30 and 31, T32N, R109W and adjoins the southwest side of Market Resources current 14,800 acre leasehold. The Governor of Wyoming and various environmental groups filed protests against the BLM auction of this lease and eleven other leases in the Pinedale Resource Area.  The BLM has stated that it will consider the protests but believes it acted properly.

Wexpro

For the second quarter of 2004 Wexpro earned $8.8 million, compared with $8.5 million for the same period in 2003. Net income for the first half of 2004 was $17.8 million, an 11% increase over the $16.1 million earned in 2003.  Wexpro manages, develops and produces gas reserves on behalf of Questar Gas. Wexpro activities are governed by a long-standing agreement (Wexpro Agreement) with the States of Utah and Wyoming. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return of approximately 19% on its net investment in commercial wells and related facilities – known as the investment base – adjusted for working capital, deferred taxes, and depreciation. Wexpro’s net investment base increased to $165.3 million at June 30, 2004, up $5.0 million over the year earlier period.

Gas Gathering and Processing; Gas and Oil Marketing

Net income from gas gathering, processing and marketing operations increased 108% to $4.0 million in the second quarter of 2004 from $1.9 million in the 2003 period. Net income for the first half of 2004 was $10.0 million versus $7.2 million for the same period in 2003, an increase of 38%.  Gathering volumes increased 15% to 113.3 MMdth for the first half of 2004 due primarily to increased production from the Pinedale field in western Wyoming. Pre-tax earnings from Gas Management’s 50% interest in Rendezvous increased from $2.3 million for the six months ended June 30, 2003, to $2.6 million for the comparable 2004 period. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas.

Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas. These core areas are the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

Energy Trading’s gross margins (gross revenues less the costs to purchase gas and oil, commitments to gas transportation contracts on interstate pipelines, and gas storage costs), increased to $4.1 million in the second quarter of 2004 versus $1.9 million for the year earlier period, a 110% increase.  The increase was due primarily to 70% higher unit margins and a 23% increase in volumes over the same period last year.

In June 2004 Energy Trading purchased the remaining 25% interest in Clear Creek that it did not already own from Montana Power Ventures, Inc., a subsidiary of EnCana Corp., for total consideration of $1.0 million. Energy Trading is now the sole owner of Clear Creek and owns and operates the Clear Creek natural gas storage facility in southwestern Wyoming. Clear Creek has working gas storage capacity of approximately 3.0 bcf and is connected to four interstate pipelines – Kern River Gas Transmission, Northwest Pipeline, Questar Pipeline and Overthrust Pipeline.

Accounting change

On January 1, 2003, the Company adopted a new accounting standard, SFAS 143, “Accounting for Asset Retirement Obligations,” and recorded a cumulative effect that reduced net income by $5.1 million.

Liquidity and Capital Resources

Market Resources’ primary source of liquidity has historically been net cash provided by operating activities. This source has been supplemented as needed by accessing credit lines and commercial paper markets and issuing long-term debt securities.

Operating Activities

Net cash provided from operating activities increased 44% in the first half of 2004 compared with 2003 due to increased income and changes in operating assets and liabilities.

Investing Activities

Capital expenditures amounted to $96.2 million in the first half of 2004, up 68% over the 2003 period due primarily to increased well-drilling activity. Market Resources expects to spend $343.8 million in 2004 primarily focused on development drilling within Questar E&P and Wexpro, but including expenditures for gathering and processing facilities and other capital projects.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures and pay dividends in the first half of 2004. The excess cash flow was used to repay debt. Total debt was 35% of total capital at June 30, 2004. Market Resources expects to finance 2004 capital expenditures with cash flow from operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Questar’s primary market risk exposures arise from commodity-price changes for natural gas, oil and NGL, estimation of gas and oil reserves and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price-Risk Management

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

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas- and-oil-price hedging support Market Resources’ rate of return and cash flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by Market Resources’ Board of Directors. Market Resources may hedge up to 100% of forecast nonregulated production from proved-developed reserves when prices meet earnings and cash flow objectives. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves or equity NGL.

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

As of June 30, 2004, approximately 67.9 bcf of forecast full-year 2004 gas production is hedged at an average price of $4.02 per Mcf, net to the well. Hedges are more heavily weighted to the Rockies to reduce basis risk and to protect returns on capital.

Market Resources enters into commodity-price hedging arrangements with several banks and energy-trading firms. Generally the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. In some contracts the amount of credit varies depending on the credit rating assigned to Market Resources’ debt. Market Resources’ current ratings support counterparty credit ranges from $5 million to $20 million. If Market Resources’ credit ratings fall below investment grade (BBB- by Standard & Poor’s or Baa3 by Moody’s), counterparty credit generally falls to zero. Questar maintains lines of credit to cover potential collateral calls. Collateral required at June 30, 2004, was $35.3 million.

A summary of Market Resources’ hedging positions for equity production as of June 30, 2004, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, which allows Market Resources to achieve a known price for a specific volume of production delivered into a regional sales point, i.e., incorporating a known basis. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

	Rocky			Rocky
Time periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

Second half of 2004	21.0	12.1	33.1	$ 3.69	$ 4.53	$ 4.00

First half of 2005	16.5	7.7	24.2	$ 4.07	$ 4.44	$ 4.19
Second half of 2005	16.7	7.8	24.5	4.07	4.44	4.19
12 months of 2005	33.2	15.5	48.7	4.07	4.44	4.19

First half of 2006	5.5	1.6	7.1	$ 4.53	$ 4.81	$ 4.59
Second half of 2006	5.5	1.7	7.2	4.53	4.81	4.59
12 months of 2006	11.0	3.3	14.3	4.53	4.81	4.59
	Oil (in Mbbl)			Average price per bbl, net to the well

Second half of 2004	552	184	736	$30.91	$31.22	$30.99

First half of 2005	272	90	362	$31.71	$30.20	$31.33
Second half of 2005	276	92	368	31.71	30.20	31.33
12 months of 2005	548	182	730	31.71	30.20	31.33

Market Resources held gas-price hedging contracts covering the price exposure for about 139.1 MMdth of gas and 1.5 MMbbl of oil as of June 30, 2004. A year earlier Market Resources’ hedging contracts covered 127.3 MMdth of natural gas and 552,000 bbl of oil.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2003, to June 30, 2004.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2003	($ 49,098)
Contracts realized or otherwise settled	31,516
Increase in gas and oil prices on futures markets	(77,959)
Contracts added since December 31, 2003	(19,810)
Net fair value of gas- and oil-hedging contracts outstanding at June 30, 2004	($115,351)

A table of the net fair value of gas-hedging contracts as of June 30, 2004, is shown below. About 60% of the volumes and 76% of the fair value of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)

Contracts maturing by June 30, 2005	($ 87,512)
Contracts maturing between June 30, 2005, and June 30, 2006	(26,940)
Contracts maturing between June 30, 2006, and June 30, 2007	(894)
Contracts maturing after June 30, 2007	(5)
Net fair value of gas- and oil-hedging contracts at June 30, 2004	($115,351)

The following table shows sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil.

	At June 30,
	2004	2003
	(in millions)

Mark-to-market valuation – asset (liability)	($115.4)	($62.2)
Value if market prices of gas and oil decline by 10%	(55.6)	(24.6)
Value if market prices of gas and oil increase by 10%	(175.1)	(99.7)

Interest-Rate Risk Management

As of June 30, 2004, Market Resources had $350 million of fixed-rate long-term debt and no variable-rate long-term debt.

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings.

During the second quarter of 2004, the Environmental Protection Agency ("EPA") issued two separate compliance orders alleging that Questar Gas Management Company, a direct subsidiary of the Company, failed to comply with regulatory requirements adopted to enforce the federal Clean Air Act.  Both orders involve facilities in the Uinta Basin of eastern Utah that were owned by Shenandoah Energy, Inc., before its purchase by the Company in mid-2001.  Questar Gas Management is currently operating the facilities and filing necessary reports in compliance with regulatory requirements.  It is discussing the allegations with the EPA and expects to be required to pay a civil penalty in excess of $100,000 in conjunction with each order.

Item 5.  Other Information.

Martin H. Craven, age 52, was elected to serve as the Company's Treasurer effective May 18, 2004.  He replaces S. E. Parks who will continue to serve as the Company's Chief Financial Officer.  Mr. Craven also serves as Treasurer of Questar Corporation and all affiliates.

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

b.

The Company did not file any Current Reports on Form 8-K during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

August 12, 2004

/s/C. B. Stanley

Date

C. B. Stanley

President and Chief Executive Officer

August 12, 2004

/s/S. E. Parks

Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibit No.

Exhibit

31.1.

Certification signed by C. B. Stanley, the Company's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

August 12, 2004

/s/C. B. Stanley___________________________

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

August 12, 2004

/s/ S. E. Parks_______________________________________

Date

S. E. Parks

Vice President and Chief Financial Officer

#