Form 10-Q
period 2005-03-31
QUESTAR MARKET RESOURCES INC
filed 2005-05-16
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0287750 (IRS Employer Identification Number)

180 East 100 South P.O. Box 45601 Salt Lake City, Utah (Address of principal executive offices)	84145-0601 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, $1.00 par value	4,309,427 shares

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

Page #

GLOSSARY OF COMMONLY USED TERMS

3

FORWARD-LOOKING STATEMENTS

5

PART I FINANCIAL INFORMATION

8

Item 1.

Financial Statements

8

Consolidated Statements of Income for the three months

   ended March 31, 2005 and 2004

8

Condensed Consolidated Balance Sheets at March 31, 2005

   and December 31, 2004

9

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

10

Notes Accompanying Consolidated Financial Statements

11

Item 2.

Management’s Discussion and Analysis of Financial Condition and

   Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.

Controls and Procedures

23

PART II.

OTHER INFORMATION

24

Item 1.

Legal Proceedings

24

Item 6.

Exhibits

24

Signatures

25

GLOSSARY OF COMMONLY USED TERMS

bbl

Barrel, which is equal to 42 U.S. gallons and is a common unit of measurement of crude oil.

basis

The difference between a reference or benchmark-commodity price and the corresponding sales price at various regional sales points.

bcf

One billion cubic feet, a common unit of measurement of natural gas.

bcfe

One billion cubic feet of natural gas equivalents. Oil volume is converted to natural gas equivalent using the ratio of one barrel of crude oil to 6,000 cubic feet of natural gas.

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

finding costs

Finding costs are the sum of costs incurred for gas and oil exploration and development activities; including leasehold acquisitions, seismic, geological and geophysical, development and exploration drilling and asset-retirement obligations for a given period, divided by the total amount of estimated net-proved reserves added through discoveries, positive and negative revisions of previous estimates and purchases in-place for the same period. The Company expresses finding costs in dollars per Mcfe averaged over a five-year period.

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

production-

The production-replacement ratio is calculated by dividing the net-proved replacement ratio

reserves added through discoveries, positive and negative revisions of previous estimates and purchases and sales in-place for a given period by the production for the same period, expressed as a percentage. The production-replacement ratio is typically reported on an annual basis.

proved reserves

Those quantities of natural gas, crude oil, condensate and NGL on a net-revenue-interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2) for a complete definition.

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

wet gas

Unprocessed natural gas that contains a mixture of heavier hydrocarbons including ethane, propane, butane and natural gasoline.

working interest

An interest that gives the owner the right to drill, produce and conduct operating activities on a property and receive a share of any production.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act (Act) of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar Market Resources, Inc.’s (Market Resources or the Company) expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Market Resources subsidiaries find, produce and sell natural gas, oil and NGL

Natural gas, oil and NGL prices are volatile and, therefore, Market Resources revenues, cash flow and earnings can be volatile. The Company cannot predict future natural gas, oil and NGL price movements, which are subject to forces beyond its control such as:

•

Domestic and foreign supply of natural gas and oil;

•

Regional basis differential due to pipeline-capacity constraints;

•

Domestic and global economic conditions;

•

Weather;

•

Domestic and foreign government regulations;

•

The price and availability of alternative fuels;

•

The costs and availability of drilling rigs and other materials and services.

Gas and oil prices are volatile

The Company uses financial contracts to hedge its exposure to volatile natural gas, oil and NGL prices and to protect cash flow, returns on capital, net income and credit ratings from downward commodity-price movements. While hedging reduces the impact of declining prices, it may also limit future revenues from favorable price movements. Market Resources believes its Wexpro subsidiary generates revenues that are not significantly sensitive to short-term fluctuations in natural gas and oil prices.

Market Resources’ profitability depends not only on prevailing prices for natural gas, oil and NGL, but also the Company’s ability to find, develop and acquire gas and oil reserves that are economically recoverable. Substantial capital expenditures are required to find, develop and acquire gas and oil reserves to replace those depleted by production.

Estimating gas and oil reserves, production and future net cash flow is difficult

Questar Exploration and Production Company’s proved natural gas- and oil-reserve estimates are prepared annually by independent reservoir-engineering consultants. Gas- and oil-reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves and future net cash flows prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimates of future net revenues from proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may change. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates depends on the accuracy of the assumptions upon which they were based. Actual results may differ materially from the estimated results.

Drilling is a high-risk activity

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

Market Resources must comply with numerous regulations from the federal, state and local level

Market Resources is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Market Resources must comply with numerous and complex regulations governing their activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time, and can limit or prevent the Company from exploring for, finding and producing natural gas and oil on its Rockies leasehold. Certain environmental groups oppose drilling on some of the Company’s federal and state leases.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with federal law. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally, lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase Market Resources’ costs of doing business on Native American tribal lands and have an impact on the viability of its gas and oil operations on such lands.

Other factors may affect Market Resources results

Market Resources results may also be affected by: changes in general economic conditions; changes in regulation; availability and economic viability of gas and oil properties for sale or exploration; creditworthiness of counterparties; rate of inflation and interest rates; assumptions used in business combinations; weather and natural disasters; changes in customers’ credit ratings; competition from other forms of energy; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the Company; changes in credit ratings; and availability of financing.

The Company cannot predict these factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Market Resources undertakes no obligation to update any forward-looking statement provided in this report.

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

QUESTAR MARKET RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended
	March 31,
	2005	2004
	(in thousands)

REVENUES
From unaffiliated customers	$314,338	$234,054
From affiliates	38,084	34,357
TOTAL REVENUES	352,422	268,411

OPERATING EXPENSES
Cost of natural gas and other products sold	150,514	105,145
Operating and maintenance	42,048	35,713
Depreciation, depletion and amortization	39,859	33,949
Exploration	1,373	1,087
Abandonment and impairment of gas,
oil and other properties	1,405	4,406
Production and other taxes	21,244	17,656
Wexpro Agreement – oil-income sharing	1,261	1,132
TOTAL OPERATING EXPENSES	257,704	199,088
OPERATING INCOME	94,718	69,323

Interest and other income	462	783
Earnings from unconsolidated affiliates	1,546	1,310
Minority interest		(270)
Debt expense	(6,794)	(7,152)
INCOME BEFORE INCOME TAXES	89,932	63,994
Income taxes	33,311	23,739

NET INCOME	$ 56,621	$ 40,255

See notes accompanying consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Notes receivable from Questar	$ 20,800	$ 49,400
Accounts receivable, net	142,336	174,539
Accounts receivable from affiliates	20,285	19,247
Hedging collateral deposits	83,420
Fair value of hedging contracts	2,016	9,334
Inventories, at lower of average cost or market
Gas and oil storage	15,387	22,604
Materials and supplies	9,820	8,631
Prepaid expenses and other	17,066	16,632
Total current assets	311,130	300,387
Property, plant and equipment	2,547,720	2,456,332
Less accumulated depreciation, depletion
and amortization	973,332	937,267
Net property, plant and equipment	1,574,388	1,519,065
Investment in unconsolidated affiliates	33,744	33,229
Goodwill	61,423	61,423
Fair value of hedging contracts		1,815
Other noncurrent assets	11,490	12,879
	$1,992,175	$1,928,798
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 3,683	$ 4,394
Notes payable to Questar	70,100	61,200
Accounts payable and accrued expenses	228,763	226,155
Accounts payable to affiliates	4,003	6,372
Fair value of hedging contracts	194,604	64,179
Total current liabilities	501,153	362,300
Long-term debt	350,000	350,000
Deferred income taxes	252,580	313,511
Asset-retirement obligations	67,363	66,375
Fair value of hedging contracts	61,247	14,471
Other long-term liabilities	34,049	33,271
COMMON SHAREHOLDER’S EQUITY
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	762,980	710,684
Accumulated other comprehensive loss	(157,533)	(42,150)
Total common shareholder’s equity	725,783	788,870
	$1,992,175	$1,928,798

See notes accompanying consolidated financial statements

QUESTAR MARKET RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended
	March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 56,621	$ 40,255
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	40,054	35,149
Deferred income taxes	9,840	5,413
Abandonment and impairment of gas,
oil and other properties	1,405	4,406
Earnings from unconsolidated affiliates,
net of cash distributions	568	(1,166)
Net (gain) loss from asset sales	41	(52)
Other	180	270
Changes in operating assets and liabilities	(39,203)	25,010
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	69,506	109,285

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(101,086)	(44,978)
Other investments	(1,083)
Total capital expenditures	(102,169)	(44,978)
Proceeds from disposition of assets	199	411
NET CASH USED IN INVESTING ACTIVITIES	(101,970)	(44,567)

FINANCING ACTIVITIES
Checks in excess of cash balances	(711)	3,208
Change in notes receivable from Questar	28,600	(45,800)
Change in notes payable to Questar	8,900	33,800
Long-term debt repaid		(55,000)
Dividends paid	(4,325)	(4,325)
Other		(317)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	32,464	(68,434)
Change in cash and cash equivalents		(3,716)
Beginning cash and cash equivalents		3,716
Ending cash and cash equivalents	$ -	$ -

See notes accompanying consolidated financial statements.

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

Market Resources is a wholly owned subsidiary of Questar Corporation. The accompanying interim consolidated financial statements of Market Resources have not been audited by an independent registered public accounting firm, with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited financial statements at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to the volatility of gas and oil sales prices and other risk factors listed in the Forward-Looking Statements section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Asset-Retirement Obligations (ARO)

Market Resources recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to plugging and abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. ARO are adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate.

Changes in asset-retirement obligations were as follows:

	2005	2004
	(in thousands)

Balance at January 1,	$66,375	$60,493
Accretion	974	890
Additions	399	427
Retirements and properties sold	(385)	(2)
Balance at March 31,	$67,363	$61,808

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming. Pursuant to the stipulation, Wexpro collects and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At March 31, 2005, approximately $3.1 million was held in this trust invested in a short-term bond index fund.

Note 3 – Investment in Unconsolidated Affiliates

Market Resources uses the equity method to account for investments in unconsolidated affiliates where the Company does not have control. These entities are engaged in gathering and compressing natural gas, and have no debt obligations with third-party lenders. The principal affiliates and Market Resources’ ownership percentage as of March 31, 2005, were: Rendezvous Gas Services, LLC (Rendezvous), a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%).

Summarized operating results of the businesses representing 100% interest are listed below:

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)

Revenues	$4,835	$4,376
Operating income	3,069	2,767
Income before income taxes	3,090	2,772

Note 4 - Operations by Line of Business

Market Resources has four primary reportable segments: Questar Exploration and Production Company (Questar E&P), Wexpro Company (Wexpro), Questar Gas Management Company (Gas Management) and Questar Energy Trading Company (Energy Trading). Lines of business information are presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits.

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Questar E&P	$132,497	$106,954
Wexpro	5,126	4,453
Gas Management	25,053	18,644
Energy Trading and other	151,662	104,003
	$314,338	$234,054
REVENUES FROM AFFILIATES
Wexpro	$ 32,984	$28,404
Gas Management	3,172	2,980
Energy Trading and other	1,928	2,973
	$ 38,084	$ 34,357
OPERATING INCOME
Questar E&P	$ 63,442	$ 45,524
Wexpro	15,878	14,532
Gas Management	12,943	7,780
Energy Trading and other	2,455	1,487
	$ 94,718	$ 69,323
NET INCOME
Questar E&P	$ 36,251	$ 25,191
Wexpro	10,182	9,022
Gas Management	8,808	5,341
Energy Trading and other	1,380	701
	$ 56,621	$ 40,255

Note 5 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income or loss reported in Common Shareholder’s Equity. Other comprehensive income or loss includes changes in the market value of gas or oil-price derivatives and are not reported in current income or loss. Income or loss is realized when the physical gas or oil underlying the derivative instrument is sold. A summary of comprehensive income is shown below:

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)

Net income	$56,621	$40,255
Other comprehensive loss
Unrealized loss on hedging transactions	(186,154)	(23,760)
Income taxes	70,771	8,935
Net other comprehensive loss	(115,383)	(14,825)
Total comprehensive income (loss)	$ (58,762)	$ 25,430

Note 6 – Recent Accounting Development

On April 4, 2005, the FASB issued FSP FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 modifies a requirement of SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” to capitalize the costs of drilling exploratory wells pending determination of whether the well has found proved reserves. The capitalized costs become part of the entity’s wells, equipment and facilities if the well successfully located proved reserves. However, if the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value. FSP FAS 19-1 states that exploratory well costs can be capitalized beyond the previously prescribed one-year limit if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company drills exploratory wells in onshore U.S. petroleum-producing regions with good access to downstream markets. Factors such as weather, seasonal access restrictions on federal land, or delays caused by permitting production facilities can cause minor delays in connecting successful exploratory wells to downstream markets, but those delays are typically less than one year. The Company currently has no completed exploratory wells classified as suspended.

#

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Unaudited)

Summary

Market Resources operates through several subsidiaries. Questar Exploration and Production Company (Questar E&P) explores for, acquires, develops and produces gas and oil. Wexpro Company (Wexpro) develops and produces cost-of-service reserves for an affiliated company, Questar Gas. Questar Gas Management Company (Gas Management) provides gas-gathering and processing services for affiliates and third parties. Questar Energy Trading Company (Energy Trading) markets equity and third-party gas and oil, provides risk-management services and through Clear Creek Storage Company, LLC, owns and operates an underground gas-storage reservoir. Following is a comparison of net income by line of business:

	3 Months Ended
	March 31,		Increase	Percentage
	2005	2004		Change
	(in thousands)

Questar E & P	$36,251	$25,191	$11,060	44%
Wexpro	10,182	9,022	1,160	13%
Gas Management	8,808	5,341	3,467	65%
Energy Trading and other	1,380	701	679	97%
Total	$56,621	$40,255	$16,366	41%

Results of Operations

Consolidated Results

Market Resources net income for the first quarter of 2005 totaled $56.6 million compared with $40.3 million for the year earlier period, a 41% increase. Operating income increased to $94.7 million versus $69.3 million in the 2004 quarter, a 37% increase. Following is a summary of Market Resources’ financial and operating results for the first quarter of 2005 compared with 2004

	3 Months Ended
	March 31,
	2005	2004
	(in thousands)

OPERATING INCOME
Revenues
Natural gas sales	$108,601	$ 88,569
Oil and natural-gas-liquids sales	26,948	21,180
Cost-of-service gas operations	33,633	28,894
Energy marketing	153,635	107,458
Gas gathering, processing and other	29,605	22,310
Total revenues	352,422	268,411
Operating expenses
Energy purchases	150,514	105,145
Operating and maintenance	42,048	35,713
Depreciation, depletion and amortization	39,859	33,949
Exploration	1,373	1,087
Abandonment and impairment of gas, oil
and other properties	1,405	4,406
Production and other taxes	21,244	17,656
Wexpro Agreement – oil-income sharing	1,261	1,132
Total operating expenses	257,704	199,088
Operating income	$ 94,718	$ 69,323

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (MMcf)	22,839	21,888
Oil and natural gas liquids (Mbbl)	583	587
Total production (bcfe)	26.3	25.4
Average daily production (MMcfe)	293	279

Average commodity prices, net to the well
Average realized price (including hedges)
Natural gas (per Mcf)	$4.76	$4.05
Oil and natural gas liquids (per bbl)	$38.74	$29.46

Average sales price (excluding hedges)
Natural gas (per Mcf)	$5.18	$4.72
Oil and natural gas liquids (per bbl)	$45.59	$31.85

Wexpro investment base at March 31, net of depreciation and deferred income taxes (millions)	$185.7	$169.0
Natural gas gathering volumes (in thousands of MMBtu)
For unaffiliated customers	32,535	34,294
For Questar Gas	11,256	9,757
For other affiliated customers	15,846	14,558
Total gathering	59,637	58,609
Gathering revenue (per MMBtu)	$0.26	$0.21
Natural gas and oil marketing volumes (Mdthe)
For unaffiliated customers	29,600	21,855
For affiliated customers	21,861	20,350
Total marketing	51,461	42,205

Questar E&P

For the first quarter of 2005, Questar E&P net income increased 44% to $36.3 million compared with $25.2 million for the same period in 2004. The increase was driven by a combination of increased gas production volumes and higher realized natural gas, oil and NGL prices.

Questar E&P’s production for the first three months of 2005 was 26.3 bcfe versus 25.4 bcfe for the 2004 period, a 4% increase. Current quarter production was negatively impacted by weather-related completion and workover delays on Uinta Basin and western Midcontinent properties, in addition to delays caused by seasonal access restrictions on Rockies Legacy properties. Seasonal access restrictions exist over much of Market Resources federal leasehold acreage in the Rockies. Delays in obtaining rigs to drill planned development wells in the western Midcontinent also impacted first quarter 2005 production growth.

Natural gas remains the primary focus of Questar E&P’s exploration and production strategy. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P’s production for the first quarter of 2005. A comparison of energy equivalent production by region is shown in the following table.

	3 Months Ended
	March 31,
	2005	2004
	(in bcfe)
Rocky Mountains
Pinedale Anticline	7.5	6.1
Uinta Basin	5.7	6.3
Rockies Legacy	4.1	4.4
Subtotal – Rocky Mountains	17.3	16.8
Midcontinent
Tulsa	5.1	4.3
Oklahoma City	3.9	4.3
Subtotal – Midcontinent	9.0	8.6
Total Questar E&P production	26.3	25.4

Questar E&P’s first quarter 2005 production from Pinedale increased 24% to 7.5 bcfe versus 6.1 bcfe in the first quarter of 2004. Production at Pinedale typically declines during the first through third quarters of each year due to mid-November to early May seasonal access restrictions imposed by the Bureau of Land Management (BLM) that restrict the company’s ability to complete wells during the period.

Uinta Basin production declined 9% to 5.7 bcfe in the 2005 quarter compared to 6.3 bcfe a year ago. Abnormal weather slowed completion and connection of new wells and routine workovers on existing wells. Weather-related conditions (mud) improved in mid-March, and Questar E&P has since reduced the backlog of well completions and workovers. In addition, high gathering-system pressures caused by a higher-pressure deep well continued to depress production from older lower-pressure wells. The company will install a separate gathering system for existing and new high-pressure wells, which should mitigate the impact on production from older wells.

Production from Rockies Legacy properties in the current quarter was 4.1 bcfe compared to 4.4 bcfe during the 2004 period, a 9% decrease. Legacy properties include all of Questar E&P’s Rocky Mountain producing properties except Pinedale and the Uinta Basin. Current period Legacy properties production was negatively impacted by normal decline and seasonal restrictions that limited access to the company’s leases and wells during the winter months.

Midcontinent production was 9.0 bcfe in the first quarter of 2005 compared to 8.6 bcfe for the same period of 2004, a 5% increase. During the quarter, the company continued one-rig-development programs in both the Hartshorne coalbed-methane development project in the Arkoma Basin of eastern Oklahoma and the ongoing infill-development drilling on the Elm Grove properties in northwest Louisiana. Delays in obtaining rigs to drill a backlog of development wells and weather-related downtime negatively impacted production volumes and workover activity in the western Midcontinent region.

Questar E&P also benefited from higher realized prices for natural gas, oil and NGL. For the current quarter the weighted average realized natural gas price for Questar E&P (including the effects of hedging) was $4.76 per Mcf compared to $4.05 per Mcf for the same period in 2004, an 18% increase. For the 2005 quarter, realized oil and NGL prices averaged $38.74 per bbl, compared with $29.46 per bbl during the first quarter of 2004, a 32% increase. A comparison of average realized prices by region, including hedges, is shown in the following table:

	3 Months Ended
	March 31,
	2005	2004
Natural gas (per Mcf)
Rocky Mountains	$ 4.56	$ 3.94
Midcontinent	5.12	4.26
Volume-weighted average	$ 4.76	$ 4.05
Oil and NGL (per bbl)
Rocky Mountains	$ 39.47	$ 28.83
Midcontinent	37.01	30.91
Volume-weighted average	$ 38.74	$ 29.46

Approximately 88% of Questar E&P’s gas production in the first quarter of 2005 was hedged or pre-sold at an average price of $4.98 per Mcf net to the well (which reflects adjustments for regional basis, gathering and processing costs and gas quality). Hedging reduced gas revenues $9.6 million during the quarter. Questar E&P also hedged approximately 56% of its oil production for the period at an average net to the well price of $34.64 per bbl. Hedging reduced oil revenues $4.0 million.

Market Resources may hedge up to 100 percent of its forecasted production from proved developed reserves to lock in acceptable returns on invested capital and to protect cash flows and earnings from a decline in commodity prices. During the quarter, Questar E&P has continued to take advantage of higher natural gas and oil prices to add to its hedge positions in 2005, 2006 and 2007. Natural gas and oil hedges as of March 31, 2005, are summarized in Part I, Item 3 of this report.

During the current quarter, Questar E&P’s pre-income tax cost structure per unit of production (the sum of depreciation, depletion and amortization expense, lifting costs, general and administrative expense and allocated-interest expense) increased 13% to $2.67 per Mcfe versus $2.37 per Mcfe in the first quarter of 2004.

Lifting costs in the 2005 period increased 12% versus the 2004 quarter due to a $0.04 per Mcfe increase in production taxes and a $0.07 per Mcfe increase in lease operating expenses. Most production taxes are based on a fixed percentage of commodity sales prices. Higher lease-operating expenses reflect a general increase in well service costs, including costs of contracted services and production-related supplies, increased workover and production enhancement projects and additional weather-related costs during the current period.

Depreciation, depletion and amortization expense rose 13% over the past year to $1.11 per Mcfe due to normal decline in production from older, lower cost successful-efforts pools, negative reserve revisions over the past 12 months at the company’s Uinta Basin properties and higher reserve replacement (finding and development) costs. Higher day rates for rigs and other services in core operating areas, along with sharply higher steel prices, resulted in higher drilling and completion costs.

General and administrative expenses increased $0.07 per Mcfe, or 26%, to $0.34 in the first quarter of 2005. The company continued to adjust employee compensation in response to industry competition for skilled professionals. Higher allocated corporate overhead (primarily employee benefits and compliance costs) also contributed to the increase.

Questar E&P’s pre-income tax cost structure is summarized in the following table:

	3 Months Ended
	March 31,
	2005	2004
	(per Mcfe)

Lease-operating expense	$0.55	$0.48
Production taxes	0.46	0.42
Lifting costs	1.01	0.90
Depreciation, depletion and amortization	1.11	0.98
General and administrative expense	0.34	0.27
Allocated-interest expense	0.21	0.22
Total	$2.67	$2.37

Abandonment and impairment expense declined $3.0 million in the first quarter of 2005 primarily due to an impairment expense in the first quarter of 2004 resulting from collapsed well casing.

Pinedale Anticline Drilling Activity

As of May 10, 2005, Market Resources operated 107 producing wells on the Pinedale Anticline compared to 76 at the end of the year-earlier quarter. Drilling continued on one winter pad with two rigs active throughout the quarter. A total of eight wells will be drilled from the current winter pad. Barring drilling problems, the company expects all eight wells to be drilled to total depth (TD) and cased before the end of the second quarter of 2005. In addition to the winter pad drilling activity, at the end of the current quarter the company had two rigs active on a state land section near the southern end of its Pinedale acreage. The company also completed and turned to sales two wells on the state land section that were drilled and cased in late 2004.

As of May 10, 2005, the company had the following wells in progress:

•         On the 2004/2005 winter pad, four wells drilled to TD, awaiting completion, two wells drilled to intermediate casing point and two wells drilling below intermediate casing point.

•         On the state section (Section 16, T32N R109W), one well is cased and awaiting completion, one well has been drilled and cased to intermediate casing point, and two wells are drilling below intermediate casing point.

•         On other pads, rigging up on the two wells drilled to intermediate casing point before seasonal restrictions forced suspension of drilling activity last fall and finishing up completion operations on the well drilled and cased to TD in late 2004 (well is flowing to sales during completion).

•         The Stewart Point 15-29 deep exploratory well was suspended at intermediate casing depth of 14,200 feet in November 2004 due to seasonal access restrictions. Drilling to a planned TD of 19,500 feet is expected to resume in late May when seasonal restrictions are lifted by the BLM.

Uinta Basin – Lower Mesaverde, Blackhawk and Mancos formation drilling program update

Questar E&P continues to evaluate deep potential on its core Uinta Basin leasehold. During the quarter, the company drilled and completed the WV 11M-14-8-21 to a TD of 13,223 feet. Located approximately three miles north of the company’s GB 14M-28-8-21 deep well, the new well was completed in Mancos, Blackhawk and Lower Mesaverde formation sands. The well went to sales at a rate of 2.7 MMcfe per day, but quickly declined to approximately 1.0 MMcfe per day. Two additional deep Uinta Basin wells were drilling at the end of the quarter and should reach TD during the second quarter of 2005.

Uinta Basin – Green River Formation horizontal development pilot project update

At the end of the current quarter, Questar E&P had drilled two horizontal wells, the Gypsum Hills 19 located in Section 20, T8S R21E and the WV 3G-10-8-21, targeting Green River formation oil zones on the west side of the company’s 100% working interest Wonsits Valley Unit. The wells will be completed and evaluated during the second quarter of 2005. A third well, which will include multiple laterals drilled from a single existing vertical wellbore, is also planned on the south end of Questar E&P’s 100% working interest Red Wash Unit.

Uinta Basin - Flat Rock area update

The company’s Flat Rock 9P-36-14-19 well in Section 36, T14S R19E was drilled to a TD of 12,453 feet in late 2004 and is producing from multiple pay zones in the Entrada, Morrison, Cedar Mountain and Dakota formations. Additional productive intervals in the Wingate Formation remain isolated beneath a drillable composite frac plug. Questar E&P has a 100% working interest in the well. The well was turned to sales on February 12, 2005, at a facilities-constrained rate of about 1 MMcfe per day. The rate was increased to about 4 MMcfe per day on March 22, 2005, when improved weather conditions allowed the third-party gathering system operator to debottleneck facilities. A compressor will be installed during the second quarter of 2005 which should further increase the production rate.

Questar E&P and the Ute Indian Tribe of the Uintah and Ouray Indian Reservation (Ute Indian Tribe) entered into an Exploration and Development Agreement (EDA) on March 31, 2005, to explore for, develop and produce natural gas and oil on tribal lands. The EDA covers over 12,557 acres of tribal minerals in an area known as Wolf Flat, adjacent to the Flat Rock Area and the company’s recently completed Flat Rock 9P-36-14-19 well in Section 36, T14S R19E. Pursuant to the EDA, Questar E&P is committed to drill one well on the new acreage this summer – a direct offset to the Flat Rock well, and, after acquisition of new 2-D seismic on the EDA lands, the company has a continuous option to drill additional wells to earn gas and oil-development leases on tribal lands. The Ute Indian Tribe has the right, but not the obligation, to participate in the wells with up to a 50% working interest.

Rockies Legacy – activity update

During the 2005 quarter, Questar E&P drilled and completed 7 new wells on its Wamsutter area leasehold in south central Wyoming. Wamsutter wells target Cretaceous sandstone reservoirs at average depths of 9,500 feet and typically recover between 1 and 1.5 bcfe. Questar E&P has approximately 9,700 net acres in the Wamsutter area and has identified over 50 low-risk development locations on its leaseholds. During the current period, the company also completed a new well in its Wedge Unit. The Wedge Unit 13 well was completed from Almond Formation sandstones at an initial rate of 3.3 MMcfe per day. Questar E&P has a 49% working interest in the well. In the Vermillion Basin, Questar E&P was drilling ahead on a 15,000 foot exploratory well on its leasehold near the Hiawatha Field. The company has a 100% working interest in the well, which targets multiple objectives in the Jurassic and Cretaceous section.

Wexpro

For the first quarter of 2005 Wexpro’s net income was $10.2 million, compared with $9.0 million for the same period in 2004, a 13% increase. Wexpro develops and produces gas reserves on behalf of affiliate Questar Gas. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred taxes and depreciation (investment base). Wexpro’s investment base increased to $185.7 million at March 31, 2005, up $16.7 million over the year earlier period. Wexpro’s net income also benefited from higher oil and NGL prices in 2005.

Gas Management

Gas Management increased net income 65% to $8.8 million in the current-year quarter compared to a year earlier. Gross keep-whole processing margins grew 97% from $3.5 million in the first quarter of 2004 to $6.8 million in the 2005 quarter, driven by the difference between the market value of natural gas and the market value of NGL extracted from the gas stream (commonly referred to as the “frac spread”). Gathering volumes increased 1.0 million MMBtu to 59.6 million MMBtu in the 2005 quarter due primarily to expanding Pinedale production and new projects serving third parties in the Uinta Basin.

To reduce processing margin risk Gas Management has restructured a number of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. (A keep-whole contract protects producers from frac spread risk while fee-based contracts eliminate commodity-price risk for the plant owner.) To further reduce margin volatility associated with keep-whole contracts, Gas Management began managing NGL price risk in 2004 by using forward-sales contracts. In the 2005 period, keep-whole contracts benefited from a 24% increase in NGL sales prices and fee-based contracts benefited from a $0.06 increase in the rate charged per MMBtu processed. Forward sales contracts increased NGL revenues by $0.1 million in 2005.

Pre-tax earnings from Gas Management’s 50% interest in Rendezvous Gas Services, LLC (Rendezvous) increased to $1.5 million for the 2005 quarter versus $1.3 million for 2004 due primarily to increased gathering volumes. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas. Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas. These core areas are the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

During the current quarter, Gas Management completed a transaction in which the company exchanged its interest in an entity that owns and operates the Beaver gas gathering system in western Oklahoma for the Emigrant Trail gas plant (ET plant) in western Wyoming. The ET plant, a cryogenic gas processing facility located approximately 13 miles south of Gas Management’s Blacks Fork plant, adds approximately 60 MMcf per day of raw gas processing and NGL extraction capacity at its western Wyoming hub. The plant will be connected to the Blacks Fork/Granger complex to significantly enhance processing and blending capacity for Pinedale, Jonah and other western Wyoming producers served by Gas Management and Rendezvous. The Beaver gas gathering system did not contribute significantly to Gas Management’s 2004 earnings. The effective date of the transaction was January 1, 2005.

Gas Management has also entered into an agreement with a third party producer to gather, compress and process gas in the Uinta Basin of eastern Utah. Under terms of the fee-based agreement, the company will construct gas compression facilities and expand its existing Red Wash gas plant to process an additional 70 MMcf per day of raw gas. The processed gas and liquids will be redelivered to the producer. The new facilities should be in service during the third quarter of 2005.

Energy Trading

Energy Trading’s net income for the first quarter of 2005 was $1.4 million compared to $0.7 million in 2004, a 106% increase. Gross margins for gas and oil marketing (gross revenues less costs for gas and oil purchases, transportation and gas storage), increased to $3.1 million for the current period versus $2.3 million a year ago, a 34% increase. The increase in gross margin was due primarily to a 9% higher unit margin and a 22% increase in volumes over the same period last year.

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

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas- and oil-price hedging supports Market Resources’ rate of return and cash-flow targets and protects earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources may hedge up to 100% of forecast production from proved-developed reserves when prices meet earnings and cash-flow objectives. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves or equity NGL.

Hedges are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Any ineffective portion of hedges is immediately recognized in the income statement. The ineffective portion of hedges was not significant in 2005 and 2004.

As of March 31, 2005, approximately 58.9 bcf of forecast gas production for the remainder of 2005 was hedged at an average price of $4.89 per Mcf, net to the well.

Market Resources enters into commodity-price-hedging arrangements with several banks and energy-trading firms. Generally the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. In some contracts the amount of credit varies depending on the credit rating assigned to Market Resources’ debt. Market Resources’ current ratings support individual counterparty lines of credit of $5 million to $40 million. If Market Resources credit ratings fall below investment grade (BBB- by S&P or Baa3 by Moody’s), counterparty credit generally falls to zero. In addition to the counterparty arrangements, Market Resources has a $200 million long-term revolving-credit facility with banks.

A summary of Market Resources hedging positions for equity production as of March 31, 2005, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, allowing Market Resources to achieve a known price for a specific volume of production delivered into a regional sales point. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

#

	Rocky			Rocky
Time periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

Second quarter of 2005	12.9	6.4	19.3	$4.70	$5.23	$4.88
Second half of 2005	26.6	13.0	39.6	4.74	5.23	4.90
Remainder of 2005	39.5	19.4	58.9	4.73	5.23	4.89

First half of 2006	19.0	9.4	28.4	$5.18	$5.95	$5.43
Second half of 2006	19.2	9.6	28.8	5.18	5.95	5.43
12 months of 2006	38.2	19.0	57.2	5.18	5.95	5.43

First half of 2007	3.4	1.6	5.0	$5.59	$6.58	$5.92
Second half of 2007	3.4	1.7	5.1	5.59	6.58	5.92
12 months 2007	6.8	3.3	10.1	5.59	6.58	5.92

	Oil (in Mbbl)			Average price per bbl, net to the well

Second quarter of 2005	273	91	364	$39.03	$34.70	$37.95
Second half of 2005	550	184	734	39.01	34.70	37.93
Remainder of 2005	823	275	1,098	39.02	34.70	37.94

First half of 2006	471	72	543	$46.15	$53.44	$47.12
Second half of 2006	478	74	552	46.15	53.44	47.12
12 months of 2006	949	146	1,095	46.15	53.44	47.12

First half of 2007	109	72	181	$50.49	$50.87	$50.64
Second half of 2007	110	74	184	50.49	50.87	50.64
12 months of 2007	219	146	365	50.49	50.87	50.64

Market Resources held gas-price hedging contracts covering the price exposure for about 174.9 million MMBtu of gas and 2.6 MMbbl of oil as of March 31, 2005. A year earlier Market Resources’ hedging contracts covered 148.2 million MMBtu of natural gas and 1.5 MMbbl of oil. Market Resources does not hedge the price of equity NGL.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2004, to March 31, 2005.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2004	($67,501)
Contracts realized or otherwise settled	10,241
Increase in gas and oil prices on futures markets	(153,927)
Contracts added since December 31, 2004	(42,648)
Net fair value of gas- and oil-hedging contracts outstanding at March 31, 2005	($253,835)

A table of the net fair value of gas-hedging contracts as of March 31, 2005, is shown below. About 76% of the fair value of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)

Contracts maturing by March 31, 2006	($192,588)
Contracts maturing between April 1, 2006 and March 31, 2007	(58,732)
Contracts maturing between April 1, 2007 and March 31, 2008	(2,515)
Net fair value of gas- and oil-hedging contracts at March 31, 2005	($253,835)

The following table shows the sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil.

	At March 31,
	2005	2004
	(in millions)

Mark-to-market valuation – liability	($253.8)	($73.7)
Value if market prices of gas and oil decline by 10%	(145.5)	(16.7)
Value if market prices of gas and oil increase by 10%	(338.1)	(131.4)

Interest-Rate Risk Management

As of March 31, 2005, Market Resources had $350.0 million of fixed-rate long-term debt and no variable-rate long-term debt outstanding.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Through ongoing evaluation of internal controls over financial reporting, management continues to implement procedures and controls to enhance the reliability of Market Resources’ internal control procedures including planned improvements in financial closing and consolidation processes. However, there have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Market Resources’ internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Beaver Gas Pipeline System.  On April 8, 2005, Kaiser-Francis appealed the trial judge’s order granting Questar E&P’s motion to dismiss the lawsuit filed against it in Kaiser-Francis Oil v. Anadarko Petroleum Corp., Case No. CJ-2003-66518 (Dist. Ct. Okla.). Kaiser-Francis was a co-defendant of Questar E&P in a prior Oklahoma case, Bridenstine v. Kaiser-Francis Oil Co. The original lawsuit was a class action alleging improper royalty payments for wells connected to the Beaver Gas Pipeline System in western Oklahoma. Questar E&P and Anadarko (as the successor to another company) settled the lawsuit in December 2000 by agreeing to pay a total sum of $22.5 million, of which $16.5 million was allocated to Questar E&P. Kaiser-Francis chose not to settle and was assessed damages, including punitive damages, by a jury. Kaiser-Francis ultimately settled for $82.5 million, plus interest. As part of the settlement, Kaiser-Francis and the plaintiff class agreed to entry of a “superseding judgment” purporting to vacate the punitive damages award against Kaiser-Francis after the Oklahoma Supreme Court had affirmed that award and issued its mandate. Questar E&P and Anadarko have appealed the entry of the superseding judgment to the Oklahoma Supreme Court.

Kaiser-Francis’ current lawsuit claims that Questar E&P and Anadarko were obligated by express and implied indemnities to pay for a portion of the damages assessed in the jury trial and for its legal-defense costs. In dismissing the lawsuit for failure to state a claim, the district judge noted that the jury determined that Kaiser-Francis was involved in a conspiracy to commit fraud and was therefore barred by a doctrine similar to “unclean hands” from seeking indemnity for the judgment. On appeal, Kaiser-Francis contends that it should be allowed to amend its petition to argue that the superseding judgment shields it from the jury’s findings of wrongdoing. In dismissing the case, the trial judge found that the superseding judgment made no difference.

On January 2, 2005, the Department of Environmental Quality (DEQ) for the state of Oklahoma issued a seven-count Notice of Violation to Gas Management in conjunction with the operation of the Beaver processing plant in western Oklahoma. The DEQ alleges that Gas Management violated federal and state environmental laws and regulations concerning air emissions when operating the facility and when reporting about such operations. As requested by DEQ, Gas Management filed a compliance plan by the end of February 2005. On April 28, 2005, Gas Management received written confirmation of a penalty of $163,500 which amount may be reduced by 30 percent if Gas Management complies with the terms of a "fast track" consent order which DEQ has yet to send to Gas Management.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibit

     31.1.

Certification signed by Charles B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Charles B. Stanley and S. E. Parks, Questar  Market Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

May 16, 2005

/s/Charles B. Stanley

         Date

Charles B. Stanley

President and Chief Executive Officer

May 16, 2005

/s/S. E. Parks

         Date

S. E. Parks, Vice President and

Chief Financial Officer

Exhibits List

Exhibits

     31.1.

Certification signed by Charles B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Charles B. Stanley and S. E. Parks, Questar Market Resources Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

Exhibit No. 31.1.

CERTIFICATION

I, Charles B. Stanley, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Market Resources, Inc.;

1.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 16, 2005

By  /s/Charles B. Stanley

Date

       Charles B. Stanley

       President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q for first quarter 2005 of Questar Market Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 16, 2005

By  /s/S. E. Parks

Date

       S. E. Parks

       Vice President and Chief

       Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the "Company") on Form

10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

May 16, 2005

/s/Charles B. Stanley

          Date

Charles B. Stanley

President and Chief Executive Officer

May 16, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#