Form 10-Q
period 2005-06-30
QUESTAR MARKET RESOURCES INC
filed 2005-08-11
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-30321

QUESTAR MARKET RESOURCES, INC.
(Exact name of registrant as specified in charter)

    STATE OF UTAH                                                                                             87-0287750

(State of other jurisdiction of                                                            (I.R.S. Employer

incorporation or organization)                                                          Identification No.)

180 East 100 South Street, P.O. Box 45601 Salt Lake City, Utah 84145-0601
(Address of principal executive offices)

Registrant’s telephone number, including area code (801) 324-2600

                                  Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2005

       Common Stock, $1.00 par value

             4,309,427 Shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Market Resources, Inc.

Form 10-Q for the Quarterly Period Ended June 30, 2005

TABLE OF CONTENTS

Page #

NATURE OF BUSINESS

3

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

5

SEC FILINGS AND WEBSITE INFORMATION

 7

PART I.

FINANCIAL INFORMATION

8

Item 1.

Financial Statements

8

Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004

8

Condensed Consolidated Balance Sheets at June 30, 2005

   and December 31, 2004

9

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

10

Notes Accompanying the Consolidated Financial Statements

11

Item 2.

Management’s Discussion and Analysis of Financial Condition and

   Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.

Controls and Procedures

24

PART II.

OTHER INFORMATION

24

Item 6.

Exhibits

24

Signatures

24

#

NATURE OF BUSINESS

Questar Market Resources, Inc. (Market Resources or the Company) is a wholly owned subsidiary of Questar Corporation (Questar) and is Questar’s primary growth driver. Market Resources has four principal subsidiaries: Questar Exploration and Production Company (Questar E&P) explores for, acquires, develops and produces natural gas and oil; Wexpro Company (Wexpro) develops and produces cost-of-service reserves for an affiliated company, Questar Gas Company (Questar Gas); Questar Gas Management Company (Gas Management) provides gas-gathering and processing services for affiliates and third parties; and Questar Energy Trading Company (Energy Trading) markets equity and third-party natural gas and oil, provides risk-management services and, through Clear Creek Storage Company, LLC, owns and operates an underground gas-storage reservoir.

Market Resources operates in the Rocky Mountain and Midcontinent regions of the United States of America and is headquartered in Salt Lake City, Utah.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act (Act) of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Market Resources’ expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include.

Market Resources’ subsidiaries find, produce and sell natural gas, oil and natural gas liquids (NGL)

Natural gas, oil and NGL prices are volatile and, therefore, Market Resources’ revenues, cash flow and earnings can be volatile. The Company cannot predict future natural gas, oil and NGL price movements, which are subject to forces beyond its control such as:

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

Estimating gas and oil reserves, production and future net cash flow is difficult

Questar E&P’s proved natural gas- and oil-reserve estimates are prepared annually by independent reservoir-engineering consultants. Gas- and oil-reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves and future net cash flows prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimates of future net revenues from proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may change. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates depends on the accuracy of the assumptions upon which they were based. Actual results may differ materially from the estimated results.

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

Market Resources must comply with numerous regulations from the federal, state and local level

Market Resources is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and have become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

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

Btu

One British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit at sea level.

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

Market Resources makes available, free of charge through the Questar website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC.

#

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

REVENUES
From unaffiliated customers	$ 344,896	$ 244,360	$ 659,234	$ 478,414
From affiliates	35,741	34,090	73,825	68,447
TOTAL REVENUES	380,637	278,450	733,059	546,861

OPERATING EXPENSES
Cost of natural gas and other products sold	177,246	116,872	327,760	222,017
Operating and maintenance	41,776	36,517	83,824	72,230
Depreciation, depletion and amortization	41,257	37,084	81,116	71,033
Exploration	5,476	1,266	6,849	2,353
Abandonment and impairment of gas,
oil and other properties	1,493	2,287	2,898	6,693
Production and other taxes	20,962	17,496	42,206	35,152
Wexpro Agreement – oil -income sharing	1,364	1,016	2,625	2,148

TOTAL OPERATING EXPENSES	289,574	212,538	547,278	411,626

OPERATING INCOME	91,063	65,912	185,781	135,235

Interest and other income	889	230	1,351	1,013
Earnings from unconsolidated affiliates	1,675	1,264	3,221	2,574
Minority interest				(270)
Debt expense	(7,016)	(6,722)	(13,810)	(13,874)

INCOME BEFORE INCOME TAXES	86,611	60,684	176,543	124,678
Income taxes	31,850	22,521	65,161	46,260

NET INCOME	$ 54,761	$ 38,163	$ 111,382	$ 78,418

See notes accompanying the consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Notes receivable from Questar	$ 14,100	$ 49,400
Accounts receivable, net	142,201	174,539
Accounts receivable from affiliates	18,044	19,247
Hedging collateral deposits	62,600
Fair value of hedging contracts	199	9,334
Inventory, at lower of cost or market
Gas and oil storage	17,614	22,604
Materials and supplies	20,169	8,631
Prepaid expenses and other	16,427	16,632
Deferred income taxes - current	53,406	20,592
Total current assets	344,760	320,979
Property, plant and equipment	2,652,779	2,456,332
Less accumulated depreciation, depletion and amortization	1,013,384	937,267
Net property, plant and equipment	1,639,395	1,519,065
Investment in unconsolidated affiliates	36,075	33,229
Goodwill	61,423	61,423
Fair value of hedging contracts		1,815
Other noncurrent assets	12,579	12,879
	$2,094,232	$1,949,390

Current liabilities
Checks in excess of cash balances	$ 5,251	$ 4,394
Notes payable to Questar	65,000	61,200
Accounts payable and accrued expenses	210,924	226,155
Accounts payable to affiliates	3,566	6,372
Fair value of hedging contracts	141,542	64,179
Total current liabilities	426,283	362,300
Long-term debt	350,000	350,000
Deferred income taxes	338,745	334,103
Asset-retirement obligations	69,199	66,375
Fair value of hedging contracts	74,304	14,471
Other long-term liabilities	35,687	33,271
Common shareholder’s equity
Common stock	4,309	4,309
Additional paid-in capital	116,027	116,027
Retained earnings	813,416	710,684
Accumulated other comprehensive loss	(133,738)	(42,150)
Total common shareholder’s equity	800,014	788,870
	$2,094,232	$1,949,390

See notes accompanying the consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30,
	2005	2004
	(in thousand)
OPERATING ACTIVITIES
Net income	$ 111,382	$ 78,418
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	81,507	73,352
Deferred income taxes	28,058	15,337
Abandonment and impairment of gas,
oil and other properties	2,898	6,693
Earnings from unconsolidated affiliates,
net of cash distributions	(1,004)	1,971
Net (gain) loss from asset sales	78	(32)
Hedge ineffectiveness and minority interest	328	336
Changes in operating assets and liabilities	(46,305)	14,140
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	176,942	190,215

INVESTING ACTIVITIES
Capital expenditures
Purchases of property, plant and equipment	(207,072)	(107,117)
Other investments	(1,842)	(1,000)
Total capital expenditures	(208,914)	(108,117)
Proceeds from disposition of assets	665	613
NET CASH USED IN INVESTING ACTIVITIES	(208,249)	(107,504)

FINANCING ACTIVITIES
Checks in excess of cash balances	857	240
Change in notes receivable from Questar	35,300	(5,400)
Change in notes payable to Questar	3,800	(17,300)
Long-term debt repaid		(55,000)
Dividends paid	(8,650)	(8,650)
Other		(317)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	31,307	(86,427)
Change in cash and cash equivalents	-	(3,716)
Beginning cash and cash equivalents	-	3,716
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Market Resources have not been audited by an independent registered public accounting firm, with the exception of the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited financial statements at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

The results of operations for the periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to a variety of factors discussed in the Forward-Looking Statements and Risk Factors section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Changes in asset-retirement obligations were as follows.

	2005	2004
	(in thousands)

Balance at January 1,	$66,375	$60,493
Accretion	2,009	900
Additions	1,326	869
Revisions		695
Retirements and properties sold	(511)	(262)
Balance at June 30,	$69,199	$62,695

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming. Pursuant to the stipulation, Wexpro collects and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At June 30, 2005, approximately $3.4 million was held in this trust invested in a short-term bond index fund.

Note 3 – Investment in Unconsolidated Affiliates

Market Resources uses the equity method to account for investments in unconsolidated affiliates where the Company does not have control. These entities are engaged in gathering and compressing natural gas, and have no debt obligations with third-party lenders. The principal affiliates and Market Resources’ ownership percentage as of June 30, 2005, were: Rendezvous Gas Services, LLC (Rendezvous), a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%).

Operating results representing 100% of these businesses are listed below.

	6 Months Ended
	June 30,
	2005	2004
	(in thousands)

Revenues	$ 9,903	$ 8,420
Operating income	6,291	5,296
Income before income taxes	6,346	5,306

Note 4 - Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Lines of business information are presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Financial information for reportable segments follow.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Questar E&P	$137,350	$108,113	$269,847	$215,067
Wexpro	3,425	3,748	8,551	8,201
Gas Management	24,598	15,377	49,651	34,021
Energy Trading and other	179,523	117,122	331,185	221,125
	$344,896	$244,360	$659,234	$478,414
REVENUES FROM AFFILIATES
Wexpro	$ 33,204	$ 31,010	$ 66,188	$59,414
Gas Management	3,029	2,660	6,201	5,640
Energy Trading and other	(492)	420	1,436	3,393
	$ 35,741	$ 34,090	$ 73,825	$ 68,447
OPERATING INCOME
Questar E&P	$ 60,518	$ 45,802	$123,960	$ 91,326
Wexpro	15,871	14,033	31,749	28,565
Gas Management	13,115	5,991	26,058	13,771
Energy Trading and other	1,559	86	4,014	1,573
	$ 91,063	$ 65,912	$185,781	$135,235
NET INCOME (LOSS)
Questar E&P	$ 34,426	$ 25,432	$ 70,677	$ 50,623
Wexpro	10,495	8,793	20,677	17,815
Gas Management	8,962	4,119	17,770	9,460
Energy Trading and other	878	(181)	2,258	520
	$ 54,761	$ 38,163	$111,382	$ 78,418

Note 5 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income or loss reported in Common Shareholder’s Equity. Other comprehensive income or loss includes changes in the market value of gas or oil-price derivatives. These results are not reported in current income or loss. Income or loss is realized when the physical gas or oil underlying the derivative instrument is sold. A summary of comprehensive income is shown below.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Net income	$ 54,761	$ 38,163	$111,382	$ 78,418
Other comprehensive income (loss)
Unrealized income (loss) on energy hedging transactions	38,336	(40,829)	(147,818)	(64,589)
Income taxes	(14,541)	15,266	56,230	24,201
Net other comprehensive income (loss)	23,795	(25,563)	(91,588)	(40,388)
Total comprehensive income	$ 78,556	$ 12,600	$ 19,794	$ 38,030

Note 6 – Recent Accounting Development

In March 2005 the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (SFAS 143). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect the guidelines of FIN 47 will have a significant impact on its results of operations or financial position.

In June 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

In July 2005 the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation is effective for Market Resources beginning January 1, 2006, under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

Questar has granted and may continue to grant stock-based compensation to certain Market Resources employees. In December 2004 the FASB issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. The effective date for implementation of SFAS 123R is January 1, 2006, and alternative phase-in methods are allowed. Questar currently anticipates using the modified prospective phase-in method that requires entities to recognize compensation costs for all share-based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed.  The Company does not currently expect that any of the alternative phase-in methods for the recognition of stock-based compensation would have a material effect on its operating results or financial position.

#

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Market Resources consolidated net income for the second quarter of 2005 was $54.8 million compared with $38.2 million for the year earlier period, a 43% increase. Net income for the first half of 2005 totaled $111.4 million versus $78.4 million for the same period in 2004, a 42% increase. Operating income increased $25.2 million, or 38%, in the quarter to quarter comparison, and $50.5 million, or 37%, in the first half comparison due primarily to higher commodity prices and increased natural gas production at Questar E&P, an increased investment base at Wexpro, and increased NGL volumes coupled with improved gas gathering and processing margins at Gas Management.

Following is a comparison of net income (loss) by line of business.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Questar E & P	$ 34,426	$ 25,432	$ 70,677	$ 50,623
Wexpro	10,495	8,793	20,677	17,815
Gas Management	8,962	4,119	17,770	9,460
Energy Trading and other	878	(181)	2,258	520
Total	$ 54,761	$ 38,163	$111,382	$ 78,418

RESULTS OF OPERATIONS

Following is a summary of Market Resources’ financial and operating results for the second quarter and first half of 2005 compared with the same periods of 2004.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$112,918	$ 91,127	$221,519	$179,696
Oil and natural-gas-liquids sales	27,976	20,038	54,924	41,218
Cost-of-service gas operations	32,020	31,552	65,653	60,446
Energy marketing	179,806	117,620	333,441	225,078
Gas gathering, processing and other	27,917	18,113	57,522	40,423
Total revenues	380,637	278,450	733,059	546,861
Operating expenses
Energy purchases	177,246	116,872	327,760	222,017
Operating and maintenance	41,776	36,517	83,824	72,230
Depreciation, depletion and amortization	41,257	37,084	81,116	71,033
Exploration	5,476	1,266	6,849	2,353
Abandonment and impairment of gas, oil and other properties	1,493	2,287	2,898	6,693
Production and other taxes	20,962	17,496	42,206	35,152
Wexpro Agreement – oil-income sharing	1,364	1,016	2,625	2,148
Total operating expenses	289,574	212,538	547,278	411,626
Operating income	$ 91,063	$ 65,912	$185,781	$135,235

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (MMcf)	23,410	21,827	46,249	43,715
Oil and natural gas liquids (Mbbl)	586	559	1,169	1,146
Total production (bcfe)	26.9	25.2	53.3	50.6
Average daily production (MMcfe)	296	277	294	278
Average commodity prices, net to the well
Average realized price (including hedges)
Natural gas (per Mcf)	$ 4.82	$ 4.17	$ 4.79	$ 4.11
Oil and natural gas liquids (per bbl)	$ 40.02	$ 29.55	$ 39.38	$ 29.50
Average sales price (excluding hedges)
Natural gas (per Mcf)	$ 5.74	$ 5.03	$ 5.46	$ 4.87
Oil and natural gas liquids (per bbl)	$ 48.52	$ 35.38	$ 47.06	$ 33.57
Wexpro investment base at June 30, net
of depreciation and deferred income taxes (millions)	$ 188.0	$ 165.3
Natural gas gathering volumes (in thousands of MMBtu)
For unaffiliated customers	33,539	32,164	66,074	66,458
For Questar Gas	11,226	9,149	22,482	18,906
For other affiliated customers	14,416	13,336	30,262	27,894
Total gathering	59,181	54,649	118,818	113,258
Gathering revenue (per MMBtu)	$ 0.25	$ 0.21	$ 0.25	$ 0.21
Natural gas and oil marketing volumes (Mdthe)
For unaffiliated customers	27,784	20,725	57,384	42,580
For affiliated customers	20,658	19,446	42,519	39,796
Total marketing	48,442	40,171	99,903	82,376

Questar E&P

For the second quarter of 2005, Questar E&P net income increased 35% to $34.4 million compared with $25.4 million for the same period in 2004. Net income for the first half of 2005 was $70.7 million versus $50.6 million for the same period in 2004, a 40% increase. The increases were driven by a combination of higher realized natural gas, oil and NGL prices and increased gas, oil and NGL production volumes.

Questar E&P’s production increased to 26.9 bcfe in the second quarter of 2005, a 7% increase compared to the year-earlier period. Production for the first half of 2005 was 53.3 bcfe versus 50.6 bcfe for the 2004 period, a 5% increase. Current year production was negatively impacted by weather-related completion and workover delays on Uinta Basin and western Midcontinent properties, in addition to delays caused by seasonal access restrictions on Rockies Legacy properties. Seasonal access restrictions exist over much of Market Resources federal leasehold acreage in the Rockies. Delays in obtaining rigs to drill planned development wells in the western Midcontinent also impacted first half 2005 production growth.

Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P’s production for the first half of 2005. A comparison of energy equivalent production by region is shown in the following table.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in bcfe)
Rocky Mountains
Pinedale Anticline	6.5	4.9	14.1	11.0
Uinta Basin	6.9	6.1	12.6	12.4
Rockies Legacy	4.1	4.7	8.1	9.1
Subtotal – Rocky Mountains	17.5	15.7	34.8	32.5
Midcontinent	9.4	9.5	18.5	18.1
Total Questar E&P production	26.9	25.2	53.3	50.6

Questar E&P’s first half 2005 production from Pinedale increased 28% to 14.1 bcfe versus 11.0 bcfe in the first half of 2004. Production at Pinedale typically declines during the first through third quarters of each year due to mid-November to early May seasonal access restrictions imposed by the Bureau of Land Management (BLM) that restrict the company’s ability to drill and complete wells during the period.

Uinta Basin production increased 2% to 12.6 bcfe in the first half of 2005 compared to 12.4 bcfe a year ago. During the first quarter of 2005, abnormal weather slowed completion and connection of new wells and routine workovers on existing wells. Weather-related conditions (mud) improved in mid-March, and Questar E&P has since reduced the backlog of well completions and workovers. During the second quarter of 2005 the company completed installation of a separate gathering system for new high-pressure wells, which reduced the impact of high gathering system pressure on production from older wells reported in the first quarter of 2005.

Production from Rockies Legacy properties in the first half of 2005 was 8.1 bcfe compared to 9.1 bcfe during the 2004 period, an 11% decrease. Legacy properties include all of Questar E&P’s Rocky Mountain producing properties except Pinedale and the Uinta Basin. Legacy properties production during the 2005 period was negatively impacted by normal field decline, seasonal restrictions that limit access to the company’s leases and wells during the winter months and payout of a high-volume well that reduced the company’s working interest.

Midcontinent production was 18.5 bcfe in the first half of 2005 compared to 18.1 bcfe for the same period of 2004, a 2% increase. The company continued one-rig-development programs in both the Hartshorne coalbed-methane development project in the Arkoma Basin of eastern Oklahoma and the ongoing infill-development drilling on the Elm Grove properties in northwest Louisiana.

Questar E&P also benefited from higher realized prices for natural gas, oil and NGL. For the first half of 2005, the weighted average realized natural gas price for Questar E&P (including the effects of hedging) was $4.79 per Mcf compared to $4.11 per Mcf for the same period in 2004, a 17% increase. Realized oil and NGL prices for the first half of 2005 averaged $39.38 per bbl, compared with $29.50 per bbl during the prior year period, a 33% increase. A comparison of average realized prices by region, including hedges, is shown in the following table.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Natural gas (per Mcf)
Rocky Mountains	$ 4.67	$ 3.83	$ 4.62	$ 3.89
Midcontinent	5.09	4.71	5.11	4.50
Volume-weighted average	$ 4.82	$ 4.17	$ 4.79	$ 4.11
Oil and NGL (per bbl)
Rocky Mountains	$40.42	$28.41	$39.94	$28.62
Midcontinent	39.18	32.14	38.14	31.51
Volume-weighted average	$40.02	$29.55	$39.38	$29.50

Approximately 83% of Questar E&P’s gas production in the second quarter of 2005 was hedged or pre-sold at an average price of $4.88 per Mcf net to the well (which reflects adjustments for regional basis, gathering and processing costs and gas quality). Hedging reduced potential gas revenues $21.4 million during the current period. For the first half of 2005, approximately 85% of Questar E&P’s gas production was hedged or pre-sold at an average price of $4.93 per Mcf net to the well. Hedging reduced potential gas revenues $31.0 million during the first six months of 2005. For the current quarter, Questar E&P also hedged approximately 71% of its oil production at an average net to the well price of $37.95 per bbl. Hedging reduced potential oil revenues $5.0 million during the quarter. For the first half of 2005, Questar E&P hedged or pre-sold approximately 64% of its oil production at an average net to the well price of $36.50 per bbl. Oil hedges reduced potential revenues $9.0 million during the first half of 2005.

Market Resources may hedge up to 100 percent of its forecasted production from proved developed reserves to lock in acceptable returns on invested capital and to protect cash flow and earnings from a decline in commodity prices. Questar E&P has continued to take advantage of high natural gas and oil prices to add to its hedge positions through 2008. Natural gas and oil hedges as of June 30, 2005, are summarized in Part I, Item 3 of this report.

Questar E&P’s pre-income tax cost structure per unit of production (the sum of depreciation, depletion and amortization expense, lifting costs, general and administrative expense and allocated-interest expense) increased 10% to $2.76 per Mcfe in the second quarter of 2005 versus $2.51 per Mcfe in the second quarter of 2004. For the first half of 2005, pre-income tax cost structure rose 12% to $2.73 per Mcfe compared to $2.44 per Mcfe in the first half of 2004.

Depreciation, depletion and amortization expense rose 15% in the second quarter to $1.16 per Mcfe and 14% to $1.14 per Mcfe for the first half of 2005 due to normal decline in production from older, lower cost successful-efforts pools, negative reserve revisions over the past 12 months at the company’s Uinta Basin properties and higher reserve replacement (finding and development) costs. Higher day rates for rigs and other services in core operating areas, along with sharply higher steel prices, resulted in higher drilling and completion costs.

Increased production taxes and lease operating expenses drove a $0.12 per Mcfe increase in lifting costs during the current quarter and first half of 2005 versus the comparable year-earlier periods. Increased production taxes were driven by higher gas, oil and NGL sales prices. Most production taxes are based on a fixed percentage of commodity sales prices. Higher lease operating expenses reflect a general increase in well service costs, including costs of contracted services and production-related supplies, increased workover and production enhancement projects and additional production-related costs.

For the second quarter of 2005, general and administrative expenses decreased $0.02 per Mcfe, or 6%, to $0.31 per Mcfe. For the first half of 2005, general and administrative expenses increased $0.03 per Mcfe, or 10% to $0.33. The company continues to adjust employee compensation in response to industry competition for skilled professionals. Higher allocated corporate overhead (primarily employee benefits and compliance costs) also contributed to the increase.

Questar E&P’s pre-income tax cost structure is summarized in the following table.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(per Mcfe)

Lease-operating expense	$0.58	$0.52	$0.56	$0.50
Production taxes	0.50	0.44	0.49	0.43
Lifting costs	1.08	0.96	1.05	0.93
Depreciation, depletion and amortization	1.16	1.01	1.14	1.00
General and administrative expense	0.31	0.33	0.33	0.30
Allocated-interest expense	0.21	0.21	0.21	0.21
Total	$2.76	$2.51	$2.73	$2.44

 Exploration expense increased $3.8 million in the second quarter and $4.1 million in the first half of 2005 compared to the 2004 periods. The increase in expense was due to $2.7 million of exploratory dry hole expense in the second quarter and increased exploratory seismic acquisition expenditures in the Midcontinent and Uinta Basin divisions. Abandonment and impairment expense declined $0.8 million for the quarter and $3.8 million for the first half of 2005. The year to date decrease was primarily due to an impairment expense in the first quarter of 2004 resulting from a well with collapsed casing.

Pinedale Anticline Drilling Activity

As of August 9, 2005, Market Resources (both Questar E&P and Wexpro) operated 119 producing wells on the Pinedale Anticline compared to 76 at the end of the second quarter of 2004, and 104 at year-end 2004. Of the 119 producing wells, Questar E&P has working interests in 104 wells and overriding royalty interests in an additional 14 Wexpro-operated wells. Wexpro has working interests in 52 of the 119 producing wells. Market Resources anticipates drilling and completing about 35 Lance Pool wells (combined Lance and Mesaverde formations) on its Pinedale acreage during 2005.

In late June 2005, the company recommenced drilling operations on the Stewart Point 15-29 exploratory well. The well, targeting Rock Springs and Blair Formation sandstones, is currently drilling below 17,600 feet toward a projected total depth of 19,500 feet. The company anticipates reaching total depth during the third quarter of 2005.

On August 9, 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved Market Resources’ application for 10-acre-density drilling within the currently estimated productive limits of Market Resources’ core Pinedale leasehold. Since July 2004 when the WOGCC approved 20-acre-density drilling for the company’s Pinedale acreage, Market Resources has drilled and gathered data on seven 10-acre-density pilot wells and integrated the data into a detailed reservoir-simulation model. Data presented to the WOGCC with the company’s application indicates a substantial increase in the estimated gas-in-place in the reservoir. Market Resources previously estimated that a total of 470 20-acre-density wells would be required to fully develop the Lance Pool on its core Pinedale leasehold. With 10-acre-density drilling, the company now believes that up to 932 wells will be required.

Uinta Basin

During the first half of 2005, the company drilled or participated in five horizontal Green River formation oil wells, 32 Wasatch and Upper Mesaverde gas wells, and four deeper Blackhawk and Mancos formation gas wells on its core acreage block. In addition, the company completed its first well in the Flat Rock area approximately 40 miles south of the core acreage block. The Flat Rock 9P-36-14-19 well was drilled in late 2004 to a total depth of 12,453 feet and completed in the first quarter of 2005. The well is currently capable of producing approximately 4.0 MMcfe per day from the Entrada, Morrison, Cedar Mountain and Dakota formations. Market Resources is currently acquiring seismic data in the area and intends to drill three additional wells during 2005. The planned drilling program includes the first two test wells under the company’s Exploration and Development Agreement with the Ute Indian Tribe covering 12,557 acres of tribal minerals in the area.

Rockies Legacy

In the Vermillion Basin on the Wyoming-Colorado border, Market Resources continues to evaluate the potential of several formations at depths of 10,000 to 15,000 feet under the company’s 140,000 net leasehold acres. As of June 30, 2005, the company had recompleted two older wells, drilled and completed one new well, and was drilling two wells. The Alkali Gulch Unit Well No 1 was completed in June and produced an average of 2.4 MMcf per day from the Baxter, Frontier and Dakota formations during the first 30 days. The Hiawatha Deep Unit Well No. 2, an old well that was recompleted in the Baxter, Frontier and Dakota formations, produced an average of 3.3 MMcf per day during the first twelve days of commingled production. The Canyon Creek 34R well was recompleted in the Baxter, Frontier, and Dakota formations and production from all three formations will be commingled in the third quarter. The company plans extended production tests from recently completed and future wells to determine the economic viability of the play.

Midcontinent

During the second quarter the company continued one-rig development programs at both the Hartshorne coalbed-methane project in the Arkoma Basin of eastern Oklahoma and the infill-development drilling project in the Elm Grove properties in northwestern Louisiana. The company drilled or participated in 18 new Hartshorne wells in the first half of 2005 and anticipates participating in an additional 20 wells in the second half of the year. In the Elm Grove area, the company drilled or participated in 13 new wells through the first half of 2005, and 15 additional wells are planned in the second half.

Wexpro

For the second quarter of 2005 Wexpro earned $10.5 million, compared with $8.8 million for the same period in 2004, a 19% increase. For the first half of 2005 Wexpro’s net income was $20.7 million, compared with $17.8 million for the same period in 2004, a 16% increase. Wexpro develops and produces gas reserves on behalf of affiliate Questar Gas. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro’s investment base increased to $188.0 million at June 30, 2005, up $22.7 million over the year earlier period. Wexpro’s net income also benefited from higher oil and NGL prices in 2005.

Gas Management

Gas Management net income increased 118% to $9.0 million in the second quarter of 2005 from $4.1 million in the 2004 period. Net income for the first half of 2005 was $17.8 million versus $9.5 million for the same period in 2004, an 88% increase. Gross keep-whole processing margins (the difference between the market value of natural gas and the market value of NGL extracted from the gas stream or frac spread) grew 72% from $6.0 million in the first half of 2004 to $10.3 million in 2005. The first quarter 2005 acquisition of a gas plant in western Wyoming drove a 94% increase in extracted NGL volumes in the second quarter and 51% for the first half of 2005 versus the year earlier periods. Gathering volumes increased 5.5 million MMBtu to 118.8 million MMBtu in the first half of 2005 due primarily to expanding Pinedale production and new projects serving third parties in the Uinta Basin.

To reduce processing margin risk, Gas Management has restructured a number of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. (A keep-whole contract protects producers from frac spread risk while fee-based contracts eliminate commodity-price risk for the plant owner.) To further reduce margin volatility associated with keep-whole contracts, Gas Management began managing NGL price risk in 2004 by using forward-sales contracts. In the 2005 first half, keep-whole contracts benefited from a 22% increase in NGL sales prices versus the prior-year period. Fee-based contracts benefited from a $0.04 increase in the rate charged per MMBtu processed in the six month comparable periods. Forward sales contracts increased NGL revenues by $0.3 million in 2005.

Pre-tax earnings from Gas Management’s 50% interest in Rendezvous Gas Services, LLC, (Rendezvous) increased to $3.1 million for the first half of 2005 versus $2.6 million for 2004, a 21% increase. Earnings growth in Rendezvous was driven by increased gathering volumes. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas. Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas. These core areas are the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

During the first quarter 2005 Gas Management completed a transaction in which the company exchanged its interest in an entity that owns and operates a gas gathering system in western Oklahoma for a gas plant in western Wyoming. The acquired plant, a cryogenic gas processing facility located approximately 13 miles south of Gas Management’s Blacks Fork plant, adds approximately 60 MMcf per day of raw gas processing and NGL extraction capacity at its western Wyoming hub. The plant will be connected to the Blacks Fork/Granger complex to significantly enhance processing and blending capacity for Pinedale, Jonah and other western Wyoming producers served by Gas Management and Rendezvous. The western Oklahoma gas gathering system did not contribute significantly to Gas Management’s 2004 earnings.

Gas Management has also entered into an agreement with a third party producer to gather, compress and process gas in the Uinta Basin of eastern Utah. Under terms of the fee-based agreement, the company will construct gas compression facilities and expand its existing Red Wash gas plant to process an additional 70 MMcf per day of raw gas. The processed gas and liquids will be redelivered to the producer. Construction of the facilities is progressing on schedule. The new facilities should be in service during the third quarter of 2005. Gas Management has also signed a letter of intent to form a joint venture with the Ute Indian Tribe and another industry participant to build a gas-gathering system for the Flat Rock area in southern Uinta Basin.

Energy Trading

Energy Trading’s net income for the second quarter of 2005 was $0.8 million compared to a loss of $0.2 million in 2004. For the first half of 2005, net income was $2.2 million compared to $0.5 million in 2004. Gross margins for gas and oil marketing (gross revenues less costs for gas and oil purchases, transportation and gas storage), increased to $5.7 million for the first half of 2005 versus $3.1 million a year ago, an 86% increase. The increase in gross margin was due primarily to a 54% higher unit margin and a 21% increase in volumes over the same period last year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources’ primary market risk exposures arise from commodity-price changes for natural gas, oil and NGL and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

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

Hedges are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Any ineffective portion of hedges is immediately recognized in income. The ineffective portion of hedges was not significant in 2005 and 2004.

As of June 30, 2005, approximately 41.3 bcf of forecast gas production for the remainder of 2005 was hedged at an average price of $4.93 per Mcf, net to the well.

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

A summary of Market Resources hedging positions for equity production as of June 30, 2005, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, allowing Market Resources to achieve a known price for a specific volume of production delivered into a regional sales point. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

Time Periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

Second half of 2005	28.3	13.0	41.3	$4.78	$5.23	$4.93

First half of 2006	19.8	9.4	29.2	$5.19	$5.95	$5.44
Second half of 2006	20.1	9.6	29.7	5.19	5.95	5.44
12 months of 2006	39.9	19.0	58.9	5.19	5.95	5.44

First half of 2007	6.3	4.2	10.5	$5.64	$6.78	$6.09
Second half of 2007	6.4	4.2	10.6	5.64	6.78	6.09
12 months of 2007	12.7	8.4	21.1	5.64	6.78	6.09

First half of 2008	1.7	1.6	3.3	$5.93	$6.47	$6.20
Second half of 2008	1.7	1.7	3.4	5.93	6.47	6.20
12 months of 2008	3.4	3.3	6.7	5.93	6.47	6.20

	Oil (in Mbbl)			Average price per bbl, net to the well

Second half of 2005	550	184	734	$39.01	$34.70	$37.93

First half of 2006	471	72	543	$46.15	$53.44	$47.12
Second half of 2006	478	74	552	46.15	53.44	47.12
12 months of 2006	949	146	1,095	46.15	53.44	47.12

First half of 2007	109	72	181	$50.49	$50.87	$50.64
Second half of 2007	110	74	184	50.49	50.87	50.64
12 months of 2007	219	146	365	50.49	50.87	50.64

Market Resources held gas-price hedging contracts covering the price exposure for about 175.5 million MMBtu of gas and 2.2 MMbbl of oil as of June 30, 2005. A year earlier Market Resources’ hedging contracts covered 139.1 million MMBtu of natural gas and 1.5 MMbbl of oil. Market Resources does not hedge the price of equity NGL.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2004, to June 30, 2005.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2004	($ 67,501)
Contracts realized or otherwise settled	21,924
Increase in gas and oil prices on futures markets	(105,117)
Contracts added since December 31, 2004	(64,953)
Net fair value of gas- and oil-hedging contracts outstanding at June 30, 2005	($215,647)

A table of the net fair value of gas-hedging contracts as of June 30, 2005, is shown below. About 65% of the fair value of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

#

(in thousands)

Contracts maturing by June 30, 2006	($141,343)
Contracts maturing between July 1, 2006 and June 30, 2007	(63,280)
Contracts maturing between July 1, 2007 and June 30, 2008	(9,976)
Contracts maturing after July 1, 2008	(1,048)
Net fair value of gas- and oil-hedging contracts at June 30, 2005	($215,647)

The following table shows sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil.

	At June 30,
	2005	2004
	(in millions)

Mark-to-market valuation – liability	($215.6)	($115.4)
Value if market prices of gas and oil decline by 10%	(105.8)	(55.6)
Value if market prices of gas and oil increase by 10%	(325.5)	(175.1)

Interest-Rate Risk Management

As of June 30, 2005, Market Resources had $350.0 million of fixed-rate long-term debt and no variable-rate long-term debt outstanding.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

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

August 11, 2005

/s/Charles B. Stanley

         Date

Charles B. Stanley

President and Chief Executive Officer

August 11, 2005

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

#

Exhibit 31.1.

CERTIFICATION

I, Charles B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending June 30, 2005;

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

August 11, 2005

By:    /s/Charles B. Stanley

        Date

Charles B. Stanley

President and Chief

Executive Officer

#

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending June 30, 2005;

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

August 11, 2005

By:

/s/S. E. Parks

       Date

S. E. Parks

Vice President

and Chief Financial Officer

#

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Charles B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

August 11, 2005

/s/Charles B. Stanley

          Date

Charles B. Stanley

President and Chief Executive Officer

August 11, 2005

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer

#