Form 10-Q
period 2006-03-31
QUESTAR MARKET RESOURCES INC
filed 2006-05-08
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

On April 30, 2006, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended March 31, 2006

TABLE OF CONTENTS

Nature of Business

Where You Can Find More Information

Forward-Looking Statements

Glossary of Commonly Used Terms

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Statements of Income for the three months ended

   March 31, 2006 and 2005

Condensed Consolidated Balance Sheets at March 31, 2006

   and December 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2006 and 2005

Notes Accompanying the Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Item 4.

Controls and Procedures.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

Item 6.

Exhibits.

Signatures

#

Nature of Business

Questar Market Resources, Inc. (Market Resources or the Company) is a natural gas-focused energy company, a wholly-owned subsidiary of Questar Corporation (Questar) and Questar’s primary growth driver. Market Resources is a sub-holding company with four principal subsidiaries: Questar Exploration and Production Company (Questar E&P) acquires, explores for, develops and produces natural gas, oil, and NGL; Wexpro Company (Wexpro) manages, develops and produces cost-of-service reserves for gas utility affiliate, Questar Gas; Questar Gas Management Company (Gas Management) provides midstream field services including natural gas-gathering and processing services for affiliates and third parties; and Questar Energy Trading Company (Energy Trading) markets equity and third-party gas and oil, provides risk-management services, and owns and operates an underground gas-storage reservoir.

Market Resources operates in the Rocky Mountain and Midcontinent regions of the United States of America and is headquartered in Salt Lake City, Utah.

Where You Can Find More Information

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

Forward-Looking Statements

This Quarterly Report may contain or incorporate by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond our control.

Market Resources undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

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

frac spread

The difference between the market price for NGL extracted from the gas stream and the market value of the Btu-equivalent volume of natural gas required to replace the extracted liquids.

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

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
REVENUES
From unaffiliated customers	$415,077	$314,338
From affiliates	52,437	38,084
TOTAL REVENUES	467,514	352,422

OPERATING EXPENSES
Cost of natural gas and other products sold	163,149	146,533
Operating and maintenance	45,387	31,659
General and administrative	16,573	14,370
Production and other taxes	27,925	21,244
Depreciation, depletion and amortization	53,022	39,859
Exploration	3,299	1,373
Abandonment and impairment of gas,
oil and other properties	1,699	1,405
Wexpro Agreement – oil-income sharing	1,577	1,261

TOTAL OPERATING EXPENSES	312,631	257,704

OPERATING INCOME	154,883	94,718

Interest and other income	1,291	462
Income from unconsolidated affiliates	1,831	1,546
Interest expense	(7,855)	(6,794)

INCOME BEFORE INCOME TAXES	150,150	89,932
Income taxes	55,485	33,311

NET INCOME	$ 94,665	$ 56,621

See notes accompanying the consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 4,350
Notes receivable from Questar	$ 83,200	89,100
Accounts receivable, net	172,058	241,714
Accounts receivable from affiliates	27,300	26,386
Federal income taxes recoverable		14,136
Hedging collateral deposits		5,150
Fair value of hedging contracts	3,525	1,972
Inventories, at lower of average cost or
market
Gas and oil storage	11,382	33,192
Materials and supplies	23,385	24,018
Prepaid expenses and other	21,916	23,348
Deferred income taxes – current	31,827	97,136
Total current assets	374,593	560,502
Property, plant and equipment	3,189,679	3,029,502
Less accumulated depreciation, depletion and amortization	1,144,440	1,095,543
Net property, plant and equipment	2,045,239	1,933,959
Investment in unconsolidated affiliates	32,322	30,681
Goodwill	61,423	61,423
Other noncurrent assets	13,813	17,528
	$2,527,390	$2,604,093

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 10,162
Notes payable to Questar	119,100	$ 180,800
Accounts payable and accrued expenses	265,067	349,208
Accounts payable to affiliates	5,828	3,755
Fair value of hedging contracts	51,217	222,049
Current portion of long-term debt	200,000
Total current liabilities	651,374	755,812
Long-term debt, less current portion	150,000	350,000
Deferred income taxes	454,507	408,399
Asset retirement obligations	76,553	74,273
Fair value of hedging contracts	32,575	99,044
Other long-term liabilities	48,644	42,710
Common shareholder’s equity
Common stock	4,309	4,309
Additional paid-in capital	117,190	116,027
Retained earnings	1,041,961	951,621
Accumulated other comprehensive loss	(49,723)	(198,102)
Total common shareholder’s equity	1,113,737	873,855
	$2,527,390	$2,604,093

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$ 94,665	$ 56,621
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	53,219	40,054
Deferred income taxes	20,920	9,840
Share-based compensation	1,163
Abandonment and impairment of gas,
oil and other properties	1,699	1,405
Income from unconsolidated affiliates	(1,831)	(1,546)
Distributed income from unconsolidated affiliates	190	2,114
Net (gain) loss from asset sales	(69)	41
Hedging contract ineffectiveness	22	180
Changes in operating assets and liabilities	47,068	(39,203)
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	217,046	69,506

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(172,150)	(101,086)
Other investments		(1,083)
Total capital expenditures	(172,150)	(102,169)
Proceeds from disposition of assets	717	199
NET CASH USED IN INVESTING ACTIVITIES	(171,433)	(101,970)

FINANCING ACTIVITIES
Checks in excess of cash balances	10,162	(711)
Change in notes receivable from Questar	5,900	28,600
Change in notes payable to Questar	(61,700)	8,900
Dividends paid	(4,325)	(4,325)
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(49,963)	32,464
Change in cash and cash equivalents	(4,350)
Beginning cash and cash equivalents	4,350
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the consolidated financial statements

#

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation of Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of Market Resources have not been audited by an independent registered public accounting firm, with the exception of the condensed consolidated balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements at that date. The unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the SEC’s instructions for Form 10-Q. The interim consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. All significant intercompany accounts and transactions were eliminated in consolidation. Certain reclassifications were made to the 2005 financial statements to conform with the 2006 presentation.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Asset Retirement Obligations (ARO)

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

	2006	2005
	(in thousands)

Balance at January 1,	$74,273	$66,375
Accretion	1,150	974
Additions	1,441	399
Retirements and properties sold	(311)	(385)
Balance at March 31,	$76,553	$67,363

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming. Accordingly, Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At March 31, 2006, approximately $4.0 million was held in this trust invested primarily in a short-term bond index fund.

Note 3 – Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Line of business information is presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Financial information for reportable segments follows:

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Questar E&P	$210,787	$132,497
Wexpro	6,303	5,126
Gas Management	41,248	29,034
Energy Trading and other	156,739	147,681
	$415,077	$314,338

REVENUES FROM AFFILIATES
Wexpro	$ 38,726	$ 32,984
Gas Management	3,569	3,172
Energy Trading and other	10,142	1,928
	$ 52,437	$ 38,084

OPERATING INCOME
Questar E&P	$118,687	$ 63,442
Wexpro	18,217	15,878
Gas Management	14,668	12,943
Energy Trading and other	3,311	2,455
	$154,883	$ 94,718

NET INCOME
Questar E&P	$ 70,490	$ 36,251
Wexpro	11,985	10,182
Gas Management	9,738	8,808
Energy Trading and other	2,452	1,380
	$ 94,665	$ 56,621

#

Note 4 – Financing

Market Resources filed a registration statement with the SEC on April 7, 2006, under the shelf registration process. Once the registration is approved, Market Resources may, sell debt securities, as described in the prospectus that was part of the registration statement, in one or more offerings, up to a total of $350 million. Unless otherwise set forth in a prospectus supplement, Market Resources intends to use the net proceeds from the potential sale of the debt securities for general corporate purposes, including repayment of the $200 million aggregate principal amount of its 7% Notes due January 16, 2007, working capital and business expansion.

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

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)

Net income	$ 94,665	$ 56,661
Other comprehensive income (loss)
Unrealized gain (loss) on energy hedging transactions	238,876	(186,154)
Income taxes	(90,497)	70,771
Net other comprehensive income (loss)	148,379	(115,383)
Total comprehensive income (loss)	$243,044	($ 58,762)

Note 6 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long Term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Market Resources employees. Prior to January 1, 2006, Questar and the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APBO) 25 “Accounting for Stock Issued to Employees” and related interpretations. No compensation cost was recorded for stock options because the exercise price equaled the market price on the date of grant. The granting of restricted shares results in recognition of compensation cost. Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period.

Questar and the Company implemented SFAS 123R “Share-Based Payment,” effective January 1, 2006 and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006, were approximately $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first quarter of 2005 was approximately $0.2 million.

Transactions involving stock options granted to employees of Market Resources under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- Average Price

Balance at January 1, 2006	895,319	$15.00 – $77.14	$30.24
Exercised	(46,390)	15.00 – 35.10	21.01
Balance at March 31, 2006	848,929	$15.00 – $77.14	$30.75

There were no changes in the number of unvested stock options held by employees of Market Resources in the first quarter of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2006	Weighted-average exercise price	Number unvested at March 31, 2006	Weighted average exercise price

$15.00-$17.00	86,284	3.5	$15.85	86,284	$15.85
19.13- 23.95	288,165	5.2	22.98	288,165	22.98
27.11- 29.71	360,541	6.2	27.48	298,916	27.50	61,625	$27.37
35.10- 77.14	113,939	5.0	72.00	1,439	35.10	112,500	72.47
	848,929	5.4	$30.75	674,804	$24.10	174,125	$56.61

Restricted shares generally vest in three to five years. The weighted average remaining vesting term of unvested restricted shares at March 31, 2006 was three years. Transactions involving restricted shares held by employees of Market Resources are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	177,241	$27.11 – $86.03	$41.28
Granted	76,190	70.40 – 81.48	73.55
Forfeited	(120)	28.72	28.72
Distributed	(47,981)	27.11 – 59.38	31.25
Balance at March 31, 2006	205,330	$27.11 – $86.03	$55.60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Market Resources net income for the first quarter of 2006 was $94.7 million compared with $56.6 million for the year earlier period, a 67% increase. Operating income increased $60.2 million, or 64%, in the quarter to quarter comparison due primarily to higher commodity prices and increased natural gas production at Questar E&P, an increased investment base at Wexpro, and increased NGL volumes coupled with improved processing margins at Gas Management. Following is a comparison of net income by line of business:

#

	3 Months Ended
	March 31,		% Change
	2006	2005
	(in millions)
Net income
Questar E&P	$70.5	$36.3	94%
Wexpro	12.0	10.2	18
Gas Management	9.7	8.8	10
Energy Trading and other	2.5	1.3	92
Market Resources Total	$94.7	$56.6	67%

Results of Operations

Following is a summary of Market Resources financial and operating results for the first quarter of 2006 compared with the first quarter of 2005:

	3 Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$178,841	$108,601
Oil and NGL sales	36,716	26,948
Cost-of-service gas operations	39,575	33,633
Energy marketing	167,243	149,654
Gas gathering, processing and other	45,139	33,586
Total revenues	467,514	352,422
Operating expenses
Energy purchases	163,149	146,533
Operating and maintenance	45,387	31,659
General and administrative	16,573	14,370
Production and other taxes	27,925	21,244
Depreciation, depletion and amortization	53,022	39,859
Exploration	3,299	1,373
Abandonment and impairment of gas, oil and other properties	1,699	1,405
Wexpro Agreement – oil-income sharing	1,577	1,261
Total operating expenses	312,631	257,704
Operating income	$154,883	$ 94,718

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (MMcf)	28,556	22,839
Oil and NGL (Mbbl)	623	583
Total production (Bcfe)	32.3	26.3
Average daily production (MMcfe)	359	293
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.26	$4.76
Oil and NGL (per bbl)	$50.42	$38.74
Wexpro investment base at March 31, net
of depreciation and deferred income taxes (millions)	$214.5	$185.7
Natural gas gathering volumes (in thousands of MMBtu)
For unaffiliated customers	32,650	32,535
For Questar Gas	10,563	11,256
For other affiliated customers	18,016	15,846
Total gathering	61,229	59,637
Gathering revenue (per MMBtu)	$0.29	$0.26
Natural gas and oil marketing volumes (Mdthe)
For unaffiliated customers	29,532	28,910
For affiliated customers	25,562	22,551
Total marketing	55,094	51,461

Questar E&P

Questar E&P reported net income of $70.5 million in the first quarter, up 94% from $36.3 million in the 2005 quarter. The increase was driven by a combination of higher realized natural gas, oil and NGL prices and increased gas, oil and NGL production volumes.

Questar E&P reported production volumes increased to 32.3 Bcfe in the first quarter of 2006, a 23% increase compared to the year-earlier period. The 2006 quarter included a 0.7 Bcfe gas-imbalance settlement. Excluding the imbalance settlement, Questar E&P production grew 20% compared to the year earlier period. Prior year production was negatively impacted by weather-related completion and workover delays on Uinta Basin and western Midcontinent properties and delays caused by seasonal access restrictions on Rockies Legacy properties during the first quarter. Seasonal access restrictions exist over much of Market Resources’ federal leasehold acreage in the Rockies. Delays in obtaining rigs to drill planned development wells in the western Midcontinent also impacted production growth in the first three months of 2005.

On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P production for the first three months of 2006. A comparison of natural gas-equivalent production by region is shown in the following table:

	3 Months Ended
	March 31,
	2006	2005
	(in Bcfe)
Rocky Mountains
Pinedale Anticline	9.7	7.5
Uinta Basin	6.2	5.7
Rockies Legacy	5.1*	4.1
Subtotal – Rocky Mountains	21.0	17.3
Midcontinent	11.3	9.0
Total Questar E&P production	32.3	26.3

*Includes 0.7 Bcfe gas-imbalance settlement.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 29% from the year-earlier quarter and comprised 30% of Questar E&P total production in the 2006 period. Production at Pinedale typically declines during the first through third quarters of each year due to mid-November to early May seasonal access restrictions imposed by the Bureau of Land Management (BLM) that restrict the Company’s ability to drill and complete wells during the period.

In the Uinta Basin of eastern Utah, Questar E&P grew production 9% compared to the first quarter of 2005. Uinta Basin production in the year ago period was negatively impacted by weather-related delays and other production constraints.

Production from Questar E&P Rocky Mountain “Legacy” properties increased 24% in the 2006 quarter, including the 0.7 Bcfe gas-imbalance settlement. Excluding the imbalance settlement, Legacy production volumes grew 7% in the current quarter compared to the year-earlier period, driven by the Company’s emerging gas play in the Vermillion Basin. Legacy assets include all Questar E&P Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

In the Midcontinent, production grew 26% to 11.3 Bcfe, driven by ongoing development drilling in the Elm Grove field in northwestern Louisiana. The Company is continuing its infill-development of the Elm Grove properties. Questar E&P midcontinent production also benefited from completion of a new exploratory well in the Arkoma Basin of eastern Oklahoma. The well has produced 0.8 Bcfe and has averaged 6 MMcfe per day since coming on line on December 14, 2005. Questar E&P has a 96.2% working interest and an 84.2% net revenue interest in the well before payout of a 200% nonconsent penalty and a 69.5% working interest and a 60.8% net revenue interest after payout.

Questar E&P also benefited from higher realized prices for natural gas, oil and NGL. For the first three months of 2006, the weighted average realized natural gas price for Questar E&P (including the effects of hedging) was $6.26 per Mcf compared to $4.76 per Mcf for the same period in 2005, a 32% increase. Realized oil and NGL prices for the first three months of 2006 averaged $50.42 per bbl, compared with $38.74 per bbl during the prior year period, a 30% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended
	March 31,
	2006	2005
Natural gas (per Mcf)
Rocky Mountains	$ 6.01	$ 4.56
Midcontinent	6.72	5.12
Volume-weighted average	$ 6.26	$ 4.76
Oil and NGL (per bbl)
Rocky Mountains	$48.73	$39.47
Midcontinent	54.31	37.01
Volume-weighted average	$50.42	$38.74

Approximately 66% of Questar E&P gas production in the first quarter of 2006 was hedged or pre-sold. Hedging reduced gas revenues $16.0 million during the first quarter of 2006. For the current quarter, approximately 77% of Questar E&P’s oil production was hedged. Oil hedges reduced revenues $3.7 million during the first quarter of 2006.

Questar E&P may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the first quarter of 2006, Questar E&P continued to take advantage of high natural gas and oil prices to hedge additional production in 2006, 2007 and 2008. Natural gas and oil hedges as of March 31, 2006, are summarized in Part I, Item 3 of this quarterly report.

Questar E&P controllable production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense and allocated interest expense) per Mcfe of production increased 5% compared to the first quarter of 2005. Questar E&P controllable production costs are summarized in the following table:

	3 Months Ended
	March 31,
	2006	2005
	(per Mcfe)

Depreciation, depletion and amortization	$1.28	$1.13
Lease operating expense	0.54	0.55
General and administrative expense	0.34	0.34
Allocated interest expense	0.19	0.21
Total controllable production costs	$2.35	$2.23

Depreciation, depletion and amortization expense rose 13% in the first quarter to $1.28 due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, and the ongoing depletion of older, lower-cost reserves. Per Mcfe lease operating expense decreased slightly as increased costs of materials and consumables were offset by higher production volumes. Similarly, interest expense per Mcfe of production decreased in the current quarter as total interest expense remained about constant. For the first quarter of 2006, general and administrative expenses remained flat at $0.34 per Mcfe compared to the same period in 2005.

Production taxes were $0.51 per Mcfe in 2006 compared to $0.46 per Mcfe in the prior year quarter. Increased production taxes were driven by higher gas, oil and NGL sales prices. Most production taxes are based on a fixed percentage of gas, oil, and NGL sales prices.

Exploration expense increased $1.9 million in the first quarter 2006 compared to the 2005 period. The increase was due to $1.6 million of exploratory dry hole expense in the Midcontinent. Abandonment and impairment expense increased $0.3 million for the first quarter 2006.

Pinedale Anticline Drilling Activity

As of March 31, 2006, Market Resources (both Questar E&P and Wexpro) operated and had working interest in 144 producing wells on the Pinedale Anticline compared to 106 at the end of the first quarter of 2005. Of the 144 producing wells, Questar E&P has working interests in 124 wells, overriding royalty interests only in an additional 19 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 57 of the 144 producing wells. Market Resources expects to complete 45 to 48 Lance Pool wells (combined Lance and Mesaverde formations) on its Pinedale acreage during 2006.

In 2005 the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources’ 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources’ core acreage in the field. With 10-acre-density drilling, the Company currently believes that up to 932 wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

During the first three months of 2006, the Company drilled or participated in 14 Wasatch and Upper Mesaverde gas wells, one horizontal Green River Formation oil well, and one deeper Blackhawk and Mancos formation gas well on its core acreage block. Questar E&P completed its first deep well designed to test the Mancos and Dakota formations. The well, in which Questar E&P has a 77.5% working interest, has averaged 1.4 MMcfe per day during its first 41 days online. A second deep well is at total depth waiting on completion.

Questar E&P recently reached total depth on the Wolf Flat 14C-29-15-19 well, the second well drilled under an Exploration and Development Agreement (EDA) with the Ute Indian Tribe covering 12,557 acres of tribal minerals in the southern Uinta Basin. Completion operations are underway. Questar E&P has a 75% working interest in the well.

Rockies Legacy

In the Vermillion Basin on the southwest Wyoming-northwest Colorado border, Market Resources continues to evaluate the potential of several formations under the Company’s 146,000 net leasehold acres. As of March 31, 2006, the Company had recompleted two older wells, drilled and completed six new wells, and was drilling two wells. The targets are the Baxter Shale, which extends across a 3,000-3,500 foot gross interval from about 9,500 feet deep to about 13,000 feet deep on most of the Company’s leasehold in the basin, and the deeper Frontier and Dakota tight-sand formations at depths down to 15,000 feet.

Midcontinent

During the first quarter the Company continued its one-rig infill-development project in the Elm Grove field in northwest Louisiana as it drilled or participated in nine new wells. On March 31, 2006, Questar E&P acquired interests in 48 producing wells in nine units in the Elm Grove field. The acquisition will provide Questar E&P initial or additional working interest in approximately 75 undrilled locations. The Company plans to participate in about 17 additional Elm Grove wells during the remainder of 2006. In the Hartshorne coalbed-methane project in the Arkoma Basin of eastern Oklahoma the Company drilled or participated in six new wells in the first three months of 2006 and anticipates participating in an additional three wells during the remainder of 2006.

Wexpro

For the first quarter of 2006 Wexpro’s net income was $12.0 million, compared with $10.2 million for the same period in 2005, an 18% increase. Wexpro develops and produces gas reserves on behalf of affiliate Questar Gas. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro’s investment base at March 31, 2006, increased 16% to $214.5 million up $28.8 million over the year earlier period. Wexpro’s net income also benefited from 26% higher realized oil and NGL prices versus the first quarter of 2005.

Gas Management

Gas Management net income increased 10% to $9.7 million in the first quarter of 2006 from $8.8 million in the 2005 period. Gross keep-whole processing margins (revenue from the sale of extracted NGL less the cost of natural gas to replace the Btu-equivalent of extracted NGL volumes.), grew 12% from $6.8 million in the first three months of 2005 to $7.6 million in 2006. NGL sales volumes in the first quarter of 2006 increased 34% versus the year earlier period, primarily as a result of increased throughput at a gas processing plant in western Wyoming acquired in the first quarter of 2005. Gathering volumes increased 1.6 million MMBtu to 61.2 million MMBtu in the first three months of 2006 due primarily to expanding Pinedale production and new projects serving third parties in the Uinta Basin. Total gathering margins decreased primarily due to start-up costs associated with the Pinedale liquids-gathering and transportation facilities.

To reduce processing margin risk, Gas Management has restructured a number of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. A keep-whole contract protects producers from frac spread risk while fee-based contracts eliminate commodity-price risk for the plant owner. To further reduce margin volatility associated with keep-whole contracts, Gas Management began managing NGL price risk in 2004 by using forward-sales contracts. In the first three months of 2006 keep-whole contracts benefited from a 26% increase in realized NGL sales prices versus the prior-year period. Fee-based contracts were impacted by a $0.06 decrease in the rate charged per MMBtu processed in the three month comparable periods. Forward sales contracts increased NGL revenues by $1.7 million in 2006.

Income before tax from Gas Management’s 50% interest in Rendezvous increased to $1.7 million for the first three months of 2006 versus $1.5 million for 2005, a 12% increase. Income growth in Rendezvous was driven by increased gathering volumes. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas. Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas of the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

Energy Trading

Energy Trading’s net income for the first quarter of 2006 was $2.5 million compared to $1.3 million in 2005. Gross margins for gas and oil marketing (gross revenues less costs for gas and oil purchases, transportation and gas storage), increased to $4.1 million for the first three months of 2006 versus $3.1 million a year ago, a 31% increase. The increase in gross margin was due primarily to a 23% higher unit margin, a 7% increase in volumes and increased storage activity over the same period last year.

Consolidated Results After Operating Income

Income from unconsolidated affiliates

Gas Management has a 50% interest in Rendezvous, which provides gas-gathering services for the Pinedale and Jonah producing areas of western Wyoming. Gas Management’s share of Rendezvous’ earnings before tax increased to $1.7 million in the 2006 quarter versus $1.5 million in 2005. Rendezvous gathering volumes increased 10% in the first quarter of 2006 compared to the year earlier period.

Interest expense

Interest expense rose in the first quarter of 2006 because of higher interest rates.

Interest and Other Income

Interest and other income was higher in the first quarter of 2006 compared to the first quarter of 2005 due to interest received from loans and lower hedge ineffectiveness.

Income taxes

The effective combined federal and state income tax rate for the first three months of 2006 and 2005 was 37.0%.

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

Commodity-Price Risk Management

Market Resources bears the risk associated with commodity-price changes and uses gas- and oil-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements. However these same arrangements typically limit future gains from favorable price movements. Hedging contracts are used for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas- and oil-marketing transactions and some of Gas Management’s NGL.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas- and oil-price hedging supports Market Resources rate of return and cash flow targets and protects earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves or equity NGL.

Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Any ineffective portion of hedges is immediately recognized in income. The ineffective portion of hedges was not significant in the first quarters of 2006 or 2005.

As of March 31, 2006, approximately 57.2 bcf of forecast gas production for the remainder of 2006 was hedged at an estimated average price of $6.21 per Mcf, net to the well (which reflects assumed adjustments for regional basis, gathering and processing costs and gas quality).

Market Resources enters into commodity price hedging arrangements with several banks and energy-trading firms with a variety of credit requirements. Some contracts do not require collateral deposits, while others allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. The amount of credit available may vary depending on the credit rating assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $200 million long-term revolving-credit facility with banks with no borrowings outstanding at March 31, 2006.

A summary of Market Resources hedging positions for equity production as of March 31, 2006, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, allowing Market Resources to realize a known price for a specific volume of production delivered into a regional sales point. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

#

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (in Bcf)			Average price per Mcf, net to the well
2006
Second quarter	12.9	6.0	18.9	$5.93	$6.81	$6.21
Second half	26.1	12.2	38.3	5.93	6.81	6.21
9 months	39.0	18.2	57.2	5.93	6.81	6.21

2007
First half	18.1	10.1	28.2	$6.92	$7.82	$7.24
Second half	18.4	10.3	28.7	6.92	7.82	7.24
12 months	36.5	20.4	56.9	6.92	7.82	7.24

2008
First half	6.8	3.3	10.1	$6.55	$7.23	$6.78
Second half	6.9	3.4	10.3	6.55	7.23	6.78
12 months	13.7	6.7	20.4	6.55	7.23	6.78

				Estimated
	Oil (in Mbbl)			Average price per bbl, net to the well
2006
Second quarter	310	100	410	$47.77	$59.89	$50.73
Second half	626	202	828	47.77	59.89	50.73
9 months	936	302	1,238	47.77	59.89	50.73

2007
First half	525	199	724	$56.85	$57.83	$57.12
Second half	534	202	736	56.85	57.83	57.12
12 months	1,059	401	1,460	56.85	57.83	57.12

2008
First half	109	73	182	$64.23	$65.30	$64.66
Second half	111	73	184	64.23	65.30	64.66
12 months	220	146	366	64.23	65.30	64.66

Market Resources held gas-price hedging contracts covering the price exposure for about 174.6 million MMBtu of gas, 3.1 MMbbl of oil and 30.9 million gallons of NGL as of March 31, 2006. A year earlier Market Resources’ hedging contracts covered 174.9 million MMBtu of natural gas, 2.6 MMbbl of oil and 10.1 million gallons of NGL.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2005 to March 31, 2006:

#

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2005	($319,121)
Contracts realized or otherwise settled	52,905
Increase in gas and oil prices on futures markets	184,310
Contracts added since December 31, 2005	1,639
Net fair value of gas- and oil-hedging contracts outstanding at March 31, 2006	($80,267)

A table of the net fair value of gas-hedging contracts as of March 31, 2006, is shown below. About 59% of the fair value of all contracts will settle and be reclassified from other comprehensive income in the next 12 months:

#

(in thousands)

Contracts maturing by March 31, 2007	($47,692)
Contracts maturing between April 1, 2007 and March 31, 2008	(30,352)
Contracts maturing between April 1, 2008 and March 31, 2009	(2,223)
Net fair value of gas- and oil-hedging contracts at March 31, 2006	($80,267)

The following table shows sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil:

	At March 31,
	2006	2005
	(in millions)

Mark-to-market valuation – liability	($80.3)	($253.8)
Value if market prices of gas and oil decline by 10%	45.0	(145.5)
Value if market prices of gas and oil increase by 10%	($205.6)	(338.1)

Interest-Rate Risk Management

As of March 31, 2006, Market Resources had $350.0 million of fixed-rate long-term debt, of which $200.0 million was classified in current liabilities.

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

#

Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Beaver Gas Pipeline System.  On April 23, 2006, the Oklahoma Court of Civil Appeals affirmed the dismissal of a lawsuit filed by Kaiser-Francis Oil Company against Questar E&P in Kaiser-Francis Oil v. Anadarko Petroleum Corp., et al., Case No. CJ-2003-66518 (Dist. Ct. Okla.) seeking indemnification for a settlement paid by Kaiser-Francis in a related case. Kaiser-Francis was a co-defendant of Questar E&P in a prior Oklahoma case, Bridenstine v. Kaiser-Francis Oil Co. The original lawsuit was a class action alleging improper royalty payments for wells connected to the Beaver Gas Pipeline System in western Oklahoma. Questar E&P and Anadarko settled out of the class action lawsuit in December 2000. Kaiser-Francis chose not to settle and was assessed damages, including punitive damages, by a jury. Kaiser-Francis ultimately settled for $82.5 million, plus interest. Kaiser-Francis’ current lawsuit alleges that Questar E&P and Anadarko were obligated by express and implied indemnities to pay for a portion of the damages assessed in the jury trial and for its legal-defense costs. In dismissing the lawsuit for failure to state a claim, the district judge noted that the jury determined that Kaiser-Francis was involved in a conspiracy to commit fraud and was therefore barred by a doctrine similar to “unclean hands” from seeking indemnity for the judgment.

Pinedale Unit Net Profits Interest.  On March 23, 2006, Questar E&P and Wexpro filed a declaratory judgment action Questar Exploration & Production Company and Wexpro Company v. Doyle Hartman, et al., (Case No. 2006-6839) in the District Court of Sublette County, Wyoming to determine the interest of Doyle Hartman and other alleged stakeholders (collectively the Hartman parties) who claim a 5% net profits interest (NPI) in Pinedale leasehold interests of Questar E&P, Wexpro and others. The dispute relates to the scope of the NPI, created by a 1954 contract, to which the defendants purport to be successors. By its terms the NPI relates to the former Pinedale Unit, a federal exploratory unit, and is computed based on revenues and expenses from “unit operations.” The complaint alleges that the Pinedale Unit contracted significantly after the 1954 NPI contract was executed and therefore the NPI, so far as Questar E&P and Wexpro are concerned, is limited to a 1,000 acre remnant of the contracted Pinedale Unit.

On March 31, 2006, Questar E&P and Wexpro were served with a complaint in litigation filed by the Hartman parties. The action, styled Doyle Hartman, et al v. Questar Exploration and Production Company, Wexpro Company, Ultra Resources, Inc., Shell Rocky Mountain Production LLC, Encana Oil and Gas (USA) Inc., Lance Oil and Gas Company, SWEPI LP, Williams Production Rocky Mountain Co., Gemini Resources, Inc., and Arrowhead Resources (U.S. A.) Ltd. (Case No. 2006-6843), was filed in the District Court of Sublette County, Wyoming. The complaint seeks declaratory judgment that the NPI affects leases committed to the original Pinedale Unit regardless of whether the leases and lands have been eliminated from the Pinedale Unit by contraction of that unit. The complaint also seeks an accounting, damages for breach of contract, breach of royalty payment obligations, slander of title, breach of the duty of good faith and fair dealing and conversion.

Environmental Matters.  In 2004, the Environmental Protection Agency (EPA) issued two separate compliance orders alleging that Gas Management did not comply with regulatory requirements adopted to enforce the federal Clean Air Act. Both orders involved facilities in the Uinta Basin of eastern Utah that were purchased by Questar E&P in mid-2001. Gas Management is currently operating the facilities and filing necessary reports in compliance with regulatory requirements. In settlement discussions with EPA during April 2006, EPA broadened its allegations to include additional potential violations of the Clean Air Act for the referenced facilities. Other Gas Management facilities in the Uinta Basin have been added to the civil penalty discussions with the EPA, with similar allegations of Clean Air Act violations. EPA is also making allegations that Market Resources and its affiliates failed to provide EPA with complete and accurate information regarding its emission sources within “Indian country” of the Uinta Basin. These potential violations may result in civil penalties of an unknown and undetermined amount but in excess of $100,000.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibit

     12.

Ratio of earnings to fixed charges

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

May 8, 2006

/s/Charles B. Stanley

         Date

Charles B. Stanley

President and Chief Executive Officer

May 8, 2006

/s/S. E. Parks

         Date

S. E. Parks, Vice President and

Chief Financial Officer

Exhibits List

Exhibits

     12.

Ratio of earnings to fixed charges

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

#

Exhibit 12.

Questar Market Resources, Inc.

Ratio of Earnings to Fixed Charges

(Unaudited)

	3 Months Ended March 31,
	2006	2005
	(dollars in thousands)
Earnings

Income before income taxes	$150,150	$89,932
Less Company’s share of income of
unconsolidated affiliates	(1,831)	(1,546)
Plus distributed income of unconsolidated
affiliates	190	2,114
Plus interest expense	7,855	6,794
Plus interest portion of rental expense	281	284
	$156,645	$97,578

Fixed Charges

Interest expense	$7,855	$6,794
Plus interest portion of rental expense	281	284
	$8,136	$7,078

Ratio of Earnings to Fixed Charges	19.25	13.79

For purposes of this presentation, earnings represent income before income taxes adjusted for fixed charges, earnings and distributed income of equity investees and the amortization of capitalized interest, if any. Fixed charges consist of total interest charges (expensed or capitalized), amortization of debt issuance costs and the interest portion of rental costs (which is estimated at 50%). Income before income taxes includes our share of pretax earnings of equity investees.

#

Exhibit 31.1.

CERTIFICATION

I, Charles B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending March 31, 2006;

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

   May 8, 2006

/s/Charles B. Stanley

        Date

Charles B. Stanley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending March 31, 2006;

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

   May 8, 2006

/s/S. E. Parks

       Date

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Charles B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

   May 8, 2006

/s/Charles B. Stanley

          Date

Charles B. Stanley

President and Chief Executive Officer

   May 8, 2006

/s/S. E. Parks

          Date

S. E. Parks

Vice President and Chief Financial Officer