Form 10-Q
period 2006-09-30
QUESTAR MARKET RESOURCES INC
filed 2006-11-03
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

On October 31, 2006, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

#

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended September 30, 2006

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

   September 30, 2006 and 2005

3

Condensed Consolidated Balance Sheets as of September 30, 2006

   and December 31, 2005

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2006 and 2005

5

Notes Accompanying the Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.

Controls and Procedures

22

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 6.

Exhibits

23

Signatures

24

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)

REVENUES
From unaffiliated customers	$427,907	$446,746	$1,227,094	$1,105,980
From affiliated customers	39,985	34,746	132,586	108,571
TOTAL REVENUES	467,892	481,492	1,359,680	1,214,551

OPERATING EXPENSES
Cost of natural gas and other products sold	169,999	243,972	473,422	559,201
Operating and maintenance	44,444	42,222	132,034	110,872
General and administrative	18,211	13,332	50,270	41,037
Production and other taxes	21,991	25,413	70,045	67,619
Depreciation, depletion and amortization	61,766	44,083	169,401	125,199
Exploration	16,847	2,574	30,247	9,423
Abandonment and impairment of gas,
oil and other properties	1,955	1,712	5,497	4,610
Wexpro Agreement – oil-income sharing	1,728	1,770	4,542	4,395

TOTAL OPERATING EXPENSES	336,941	375,078	935,458	922,356

OPERATING INCOME	130,951	106,414	424,222	292,195

Net gain on asset sales	25,257	1,052	25,616	974
Interest and other income	944	2,557	4,212	3,986
Income from unconsolidated affiliates	1,801	1,910	5,333	5,131
Net unrealized mark-to-market loss on basis swaps	(5,140)		(10,754)
Loss on early extinguishment of debt			(1,746)
Interest expense	(7,892)	(8,546)	(25,394)	(22,356)

INCOME BEFORE INCOME TAXES	145,921	103,387	421,489	279,930
Income taxes	53,919	38,108	155,537	103,269

NET INCOME	$ 92,002	$ 65,279	$ 265,952	$ 176,661

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents		$ 4,350
Notes receivable from Questar	$ 77,800	89,100
Federal income taxes recoverable	6,627	14,136
Accounts receivable, net	182,969	241,714
Accounts receivable from affiliates	21,111	26,386
Derivative collateral deposits		5,150
Fair value of derivative contracts	104,709	1,972
Inventories, at lower of average cost or market
Gas and oil storage	20,256	33,192
Materials and supplies	32,248	24,018
Prepaid expenses and other	22,083	23,348
Deferred income taxes – current		97,136
Total current assets	467,803	560,502
Property, plant and equipment	3,551,043	3,029,502
Less accumulated depreciation, depletion and amortization	1,249,279	1,095,543
Net property, plant and equipment	2,301,764	1,933,959
Investment in unconsolidated affiliates	37,437	30,681
Goodwill	60,882	61,423
Fair value of derivative contracts	51,990
Other noncurrent assets	20,670	17,528
	$2,940,546	$2,604,093

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Checks in excess of cash balances	$ 14,212
Notes payable to Questar	93,500	$ 180,800
Accounts payable and accrued expenses	272,952	349,208
Accounts payable to affiliates	2,688	3,755
Fair value of derivative contracts	6,397	222,049
Deferred income taxes – current	25,188
Total current liabilities	414,937	755,812
Long-term debt	399,192	350,000
Deferred income taxes	543,567	408,399
Asset retirement obligations	106,197	74,273
Fair value of derivative contracts	176	99,044
Other long-term liabilities	47,376	42,710
Common shareholder’s equity
Common stock	4,309	4,309
Additional paid-in capital	120,116	116,027
Retained earnings	1,204,598	951,621
Accumulated other comprehensive income (loss)	100,078	(198,102)
Total common shareholder’s equity	1,429,101	873,855
	$2,940,546	$2,604,093

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$265,952	$176,661
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	171,020	125,786
Deferred income taxes	75,777	69,441
Share-based compensation	4,089
Abandonment and impairment of gas,
oil and other properties	5,497	4,610
Income from unconsolidated affiliates	(5,333)	(5,131)
Distributed income from unconsolidated affiliates	4,902	4,342
Net gain on asset sales	(25,616)	(974)
Net unrealized mark-to-market loss on basis swaps	10,754
Loss on early extinguishment of debt	1,746
Ineffective portion of fixed-price swaps	(106)	390
Changes in operating assets and liabilities	(10,732)	(259,928)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	497,950	115,197
INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(497,312)	(373,350)
Other investments	(6,325)	(6,787)
Total capital expenditures	(503,637)	(380,137)
Proceeds from disposition of assets	30,893	1,710
NET CASH USED IN INVESTING ACTIVITIES	(472,744)	(378,427)
FINANCING ACTIVITIES
Change in notes receivable from Questar	11,300	43,000
Change in notes payable to Questar	(87,300)	46,200
Long-term debt issued, net of issue costs	246,953	200,000
Long-term debt repaid	(200,000)
Changes in checks in excess of cash balances	14,212	(4,394)
Early extinguishment of debt costs	(1,746)
Dividends	(12,975)	(12,975)
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(29,556)	271,831
Change in cash and cash equivalents	(4,350)	8,601
Beginning cash and cash equivalents	4,350
Ending cash and cash equivalents	$ -	$ 8,601

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business

Questar Market Resources, Inc. (Market Resources or the Company) is a natural gas-focused energy company, a wholly owned subsidiary of Questar Corporation (Questar) and Questar’s primary growth driver. Market Resources is a sub-holding company with four principal subsidiaries:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation of Interim Consolidated Financial Statements

The interim consolidated financial statements contain the accounts of Market Resources and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, due to a variety of factors discussed in the Forward-Looking Statements located in Item 3 of this report.

Derivative Collateral Deposits

Derivative collateral deposits represent cash collateral deposited with counterparties under the terms of derivative agreements. Some counterparties may require the Company to deposit cash collateral when the derivatives under these agreements are out-of-the-money by an amount that exceeds counterparty credit limits. The deposits are restricted until either the derivative transaction returns to in-the-money status or the open position is settled.

Investment in Unconsolidated Affiliates

Questar uses the equity method to account for investment in unconsolidated affiliates where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliates on the Company’s Consolidated Balance Sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliates. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in net income.

Property, Plant and Equipment

Capitalized exploratory well costs

The Company capitalizes exploratory well costs until it determines whether the well is commercial or noncommercial. If the Company deems the well commercial, capitalized costs are depreciated on a field basis using the unit-of-production method and the estimated proved developed gas and oil reserves. If the Company concludes that the well is noncommercial, well costs are immediately charged to exploration expense. Exploratory well costs capitalized for a period greater than one year since the completion of drilling are expensed unless the Company remains engaged in substantial activities to assess whether the well is commercial.

Depreciation, depletion and amortization

Capitalized proved leasehold costs are depleted on a field-by-field basis using the unit-of-production method and the estimated proved gas and oil reserves. Oil, condensate and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. Capitalized costs of exploratory wells that have found proved gas and oil reserves and capitalized development costs are depreciated using the unit-of-production method based on estimated proved developed reserves on a field basis. The Company capitalizes an estimate of the fair value of future abandonment costs. Future abandonment costs, less estimated future salvage values are depreciated over the life of the related asset on a unit-of-production method.

Note 3 – Share-Based Compensation

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

Questar and the Company implemented SFAS 123R “Share Based Payment,” effective January 1, 2006, and chose the modified prospective phase-in method of accounting by SFAS 123R. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the nine months ended September 30, 2006, were approximately $0.5 million and $0.3 million lower, respectively, than if the Company had continued to account for share-based compensation under APBO 25. The pro forma share-based compensation expense impact for the first nine months of 2005 was approximately $0.6 million.

Transactions involving stock options granted to employees of Market Resources under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- Average Price

Balance at January 1, 2006	901,319	$15.00 – $77.14	$30.17
Exercised	(175,348)	15.00 – 35.10	23.09
Balance at September 30, 2006	725,971	$15.00 – $77.14	$31.88

The number of unvested stock options held by employees of Market Resources decreased by 66,436 shares in the first nine months of 2006.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2006	Weighted-average exercise price	Number unvested at Sept. 30, 2006	Weighted average exercise price

$15.00 - $17.00	69,314	3.0	$15.92	69,314	$15.92
19.13 - 23.95	238,862	4.8	23.02	238,862	23.02
27.11 - 29.71	303,856	5.7	27.44	303,856	27.44
$35.10 - $77.14	113,939	4.5	72.00	6,250	35.10	107,689	$74.14
	725,971	4.9	$31.88	618,282	$24.52	107,689	$74.14

Most restricted share grants vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted average vesting period of unvested restricted shares at September 30, 2006, was 18 months. Transactions involving restricted shares in the LTSIP in the first nine months of 2006 are summarized below:

			Weighted Average
	Shares	Price Range	Price

Balance at January 1, 2006	177,241	$27.11 - $86.03	$41.28
Granted	114,790	70.40 - 89.54	74.10
Distributed	(59,749)	27.11 - 77.06	34.45
Forfeited	(2,495)	28.72 - 75.99	62.28
Balance at September 30, 2006	229,787	$27.11 - $89.54	$59.22

Note 4 – Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Line of business information is presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Financial information for reportable segments follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Questar E&P	$206,033	$158,269	$ 615,205	$ 428,116
Wexpro	6,104	6,228	16,076	14,779
Gas Management	41,518	35,561	123,251	97,743
Energy Trading and other	174,252	246,688	472,562	565,342
	$427,907	$446,746	$1,227,094	$1,105,980

REVENUES FROM AFFILIATED CUSTOMERS
Wexpro	$ 36,384	$ 31,657	$ 111,627	$ 97,845
Gas Management	3,534	3,003	10,537	9,204
Energy Trading and other	67	86	10,422	1,522
	$ 39,985	$ 34,746	$ 132,586	$ 108,571

OPERATING INCOME
Questar E&P	$ 92,592	$ 76,405	$ 315,485	$ 200,365
Wexpro	18,657	16,850	55,168	48,599
Gas Management	15,972	10,281	45,744	36,339
Energy Trading and other	3,730	2,878	7,825	6,892
	$130,951	$106,414	$ 424,222	$ 292,195

NET INCOME
Questar E&P	$ 66,045	$ 44,753	$ 192,635	$ 115,430
Wexpro	12,130	11,251	36,072	31,928
Gas Management	10,999	7,299	30,923	25,069
Energy Trading and other	2,828	1,976	6,322	4,234
	$ 92,002	$ 65,279	$ 265,952	$ 176,661

Note 5 – Disposition of Property

On August 30, 2006, Questar E&P sold certain proved reserves and undeveloped leasehold interests in western Colorado and recognized a pre-tax gain of $22.7 million. The gain is included in the Consolidated Statements of Income line item “Net gain on asset sales”. For income tax purposes, the Company structured the sale of the Colorado properties and the March 2006 acquisition of certain Louisiana properties to qualify as a reverse like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended.

Note 6 – Asset Retirement Obligations (ARO)

Questar recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to plugging and abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. Revisions to estimates of the ARO result from changes in expected cash flows. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in asset retirement obligations were as follows:

	2006	2005
	(in thousands)

ARO liability at January 1,	$ 74,273	$66,375
Accretion	4,439	3,097
Liabilities incurred	7,057	3,010
Revisions	22,340
Liabilities settled	(1,912)	(724)
ARO liability at September 30,	$106,197	$71,758

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW). Accordingly, Wexpro collects from Questar Gas and deposits in trust funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At September 30, 2006, approximately $4.6 million was held in this trust invested primarily in a short-term bond index fund.

Note 7 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs for the first nine months of 2006 are as follows and exclude amounts that were capitalized and subsequently expensed in the period:

2006
(in thousands)

Balance at January 1,	$ 16,514
Additions to capitalized exploratory well costs pending the
determination of proved reserves	1,998
Reclassifications to property, plant and equipment after the
determination of proved reserves	(5,030)
Capitalized exploratory well costs charged to expense	(11,484)
Balance at September 30,	$ 1,998

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	September 30,	December 31,
	2006	2005
	(in thousands)

Capitalized exploratory well costs that have been capitalized
one year or less	$1,998	$16,514
Capitalized exploratory well costs that have been capitalized longer than one year
Balance at end of period	$1,998	$16,514

Note 8 – Financing

On May 11, 2006, Market Resources sold $250 million principal amount of 6.05% Notes due 2016. Net proceeds of $247 million were used for general corporate purposes including the June 14, 2006, early extinguishment of $200 million of 7% Notes due 2007. Market Resources recorded a $1.7 million pre-tax charge related to the early extinguishment.

Note 9 – Comprehensive Income

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)

Net income	$ 92,002	$ 65,279	$ 265,952	$ 176,661
Other comprehensive income (loss)
Net unrealized gain (loss) on energy hedging contracts	196,613	(352,386)	479,895	(500,204)
Income taxes	(74,367)	133,237	(181,715)	189,467
Net other comprehensive income (loss)	122,246	(219,149)	298,180	(310,737)
Total comprehensive income (loss)	$214,248	($153,870)	$ 564,132	($134,076)

Note 10 – Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is evaluating the effect, if any, that FIN 48 will have on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates information as to Market Resources financial condition provided in its previous Form 10-Q and 10-K filings, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2006 and 2005. For definitions of commonly used gas and oil terms found in this Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the 2005 Annual Report on Form 10-K.

Summary

Market Resources net income was 41% higher in the third quarter of 2006 and 51% higher for the first nine months of 2006 compared to the same periods of 2005. Higher natural gas production and higher realized prices for natural gas, oil and NGL, higher gas processing and gas gathering margins and an increased investment base for Wexpro drove the increase. Third quarter 2006 results also included a $15.8 million after-tax gain from the sale of assets, an $8.7 million after-tax charge related to unsuccessful exploratory wells in Wyoming and Utah and a $3.2 million after-tax charge for mark-to-market losses on natural gas basis-only swaps.

	3 Months Ended			9 Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
	(in millions)
Net income
Questar E&P	$66.0	$44.8	47%	$192.6	$115.4	67%
Wexpro	12.1	11.3	7	36.1	31.9	13
Gas Management	11.0	7.3	51	30.9	25.1	23
Energy Trading and other	2.9	1.9	53	6.4	4.3	49
Market Resources total	$92.0	$65.3	41%	$266.0	$176.7	51%

Results of Operations

Market Resources, which conducts natural gas and oil exploration, development and production, gas gathering and processing, wholesale gas and oil marketing and gas storage, reported $92.0 million of net income for the third quarter of 2006 compared with $65.3 million for the year earlier period, a 41% increase. Net income for the first nine months of 2006 totaled $266.0 million versus $176.7 million for the same period in 2005, a 51% increase. Operating income increased $24.5 million, or 23%, in the quarter to quarter comparison, and $132.0 million, or 45%, in the nine month comparison due primarily to increased natural gas production and higher realized prices at Questar E&P, an increased investment base at Wexpro and increased gas-processing plant margins at Gas Management.

Following is a summary of Market Resources financial and operating results for the third quarter and first nine months of 2006 compared with the same periods of 2005:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$168,725	$131,466	$ 512,799	$ 352,985
Oil and NGL sales	41,997	31,254	114,963	86,178

Cost-of-service gas operations	36,588	32,051	111,048	97,704
Energy marketing	174,950	248,069	484,214	568,979
Gas gathering, processing and other	45,632	38,652	136,656	108,705
Total revenues	467,892	481,492	1,359,680	1,214,551
Operating expenses
Energy purchases	169,999	243,972	473,422	559,201
Operating and maintenance	44,444	42,222	132,034	110,872
General and administrative	18,211	13,332	50,270	41,037
Production and other taxes	21,991	25,413	70,045	67,619
Depreciation, depletion and amortization	61,766	44,083	169,401	125,199
Exploration	16,847	2,574	30,247	9,423
Abandonment and impairment of gas, oil and other properties	1,955	1,712	5,497	4,610
Wexpro Agreement – oil-income sharing	1,728	1,770	4,542	4,395
Total operating expenses	336,941	375,078	935,458	922,356
Operating income	$130,951	$106,414	$ 424,222	$ 292,195

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (MMcf)	29,424	25,681	85,541	71,930
Oil and NGL (Mbbl)	729	593	1,972	1,762
Total production (Bcfe)	33.8	29.2	97.4	82.5
Average daily production (MMcfe)	367	318	357	302
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$ 5.73	$ 5.12	$ 5.99	$ 4.91
Oil and NGL (per bbl)	$ 49.81	$ 43.04	$ 50.10	$ 40.61
Wexpro investment base at September 30, net
of depreciation and deferred income taxes (millions)	$ 224.8	$ 197.6
Natural gas processing volumes
NGL sales volumes (Mgal)	20,778	24,562	65,322	64,846
Processing fee based (in thousands of MMBtu)	30,552	19,546	87,108	43,476
Natural gas processing revenues
NGL sales price (per gal)	$ 0.89	$ 0.73	$ 0.89	$ 0.71
Processing fee based (per MMBtu)	$ 0.13	$ 0.16	$ 0.14	$ 0.16
Natural gas gathering volumes (in thousands of MMBtu)
For unaffiliated customers	41,341	35,619	109,775	101,693
For Questar Gas	9,970	10,252	30,212	32,734
For other affiliated customers	20,831	17,895	55,824	48,157
Total gathering	72,142	63,766	195,811	182,584
Gathering revenue (per MMBtu)	$ 0.28	$ 0.25	$ 0.29	$ 0.25
Natural gas and oil marketing volumes (Mdthe)
For unaffiliated customers	29,320	32,064	84,607	87,320
For affiliated customers	24,938	22,455	74,816	67,102
Total marketing	54,258	54,519	159,423	154,422

Questar E&P

Questar E&P, a Market Resources subsidiary that conducts natural gas and oil exploration, development and production, reported net income of $66.0 million in the third quarter, up 47% from $44.8 million in the 2005 quarter. Net income for the first nine months of 2006 was $192.6 million versus $115.4 million for the same period of 2005, a 67% increase. The increases were driven by a combination of higher realized natural gas, oil and NGL prices and increased gas, oil and NGL production volumes.

Questar E&P reported production volumes increased to 33.8 Bcfe in the third quarter of 2006, a 16% increase compared to the year-earlier period. Production for the first nine months of 2006 was 97.4 Bcfe versus 82.5 Bcfe for the 2005 period, an 18% increase. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P production for the third quarter of 2006. A comparison of natural gas-equivalent production by region is shown in the following table:

	3 Months Ended			9 Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006*	2005	Change
	(Bcfe)			(Bcfe)

Pinedale Anticline	10.9	8.7	25%	28.8	22.8	26%
Uinta Basin	6.5	6.6	(2)	18.9	19.2	(2)
Rockies Legacy	4.5	4.3	5	14.5	12.3	18
Subtotal – Rocky Mountains	21.9	19.6	12	62.2	54.3	15
Midcontinent	11.9	9.6	24	35.2	28.2	25
Total Questar E&P	33.8	29.2	16%	97.4	82.5	18%

*Includes 0.7 Bcfe related to settlement of an imbalance in Rockies Legacy. Without the one-time adjustment, total Questar E&P production grew 17%.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 26% to 28.8 Bcfe in the first nine months of 2006 and comprised 30% of Questar E&P total production in the 2006 period. Production at Pinedale declines early in the year due to mid-November to early May seasonal access restrictions imposed by the Bureau of Land Management that restrict the company’s ability to drill and complete wells during the period. Production at Pinedale was 8.2 Bcfe in the second quarter of 2006 and 9.7 Bcfe in the first quarter of 2006.

In the Uinta Basin of eastern Utah, Questar E&P production decreased 2% to 18.9 Bcfe in the first nine months of 2006 compared to a year ago. Third quarter production of 6.5 Bcfe was up slightly compared to the 6.2 Bcfe recorded in both the second and first quarters of 2006.

Production from Questar E&P Rocky Mountain “Legacy” properties increased 18% to 14.5 Bcfe in the first nine months of 2006 compared to a year ago. Excluding a one-time adjustment, Legacy production for the first nine months of 2006 was 13.8 Bcfe, an increase of 12% over the 2005 period driven by the company’s emerging gas play in the Vermillion Basin. Legacy assets include all Questar E&P Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

In the Midcontinent, production grew 25% to 35.2 Bcfe in the first nine months of 2006, driven by ongoing infill-development drilling in the Elm Grove field in northwestern Louisiana. Questar E&P midcontinent production also benefited from the December 2005 completion of an exploratory well in the Arkoma Basin of eastern Oklahoma. The well has produced 1.7 Bcfe and has averaged 5.4 MMcfe per day since coming on line. Questar E&P has a 96.2% working interest and an 84.2% net revenue interest in the well before payout of a 200% nonconsent penalty and a 69.5% working interest and a 60.8% net revenue interest after payout.

Questar E&P also benefited from higher realized prices for natural gas, oil and NGL. For the first nine months of 2006, the weighted average realized natural gas price for Questar E&P (including the impact of hedging) was $5.99 per Mcf compared to $4.91 per Mcf for the same period in 2005, a 22% increase. Realized oil and NGL prices for the first nine months of 2006 averaged $50.10 per bbl, compared with $40.61 per bbl during the prior year period, a 23% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended			9 Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change

Natural gas (per Mcf)
Rocky Mountains	$ 5.38	$ 4.94	9%	$ 5.68	$ 4.73	20%
Midcontinent	6.36	5.47	16	6.54	5.23	25
Volume-weighted average	$ 5.73	$ 5.12	12%	$ 5.99	$ 4.91	22%

Oil and NGL (per bbl)
Rocky Mountains	$46.59	$44.13	6%	$47.88	$41.38	16%
Midcontinent	57.68	40.34	43	55.28	38.84	42
Volume-weighted average	$49.81	$43.04	16%	$50.10	$40.61	23%

Approximately 69% and 68% of Questar E&P gas production in the third quarter and nine months of 2006, respectively, was hedged or pre-sold. Hedging increased gas revenues $18.3 million and $21.0 million during the third quarter and first nine months of 2006, respectively. Approximately 76% and 78% of Questar E&P oil production in the third quarter and nine months of 2006, respectively, was hedged or pre-sold. Oil hedges reduced revenues $6.7 million and $17.1 million during the third quarter and first nine months of 2006, respectively.

Market Resources may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the third quarter of 2006, Questar E&P continued to take advantage of high natural gas and oil prices to hedge additional production through 2008. The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of September 30, 2006, are summarized in Part I, Item 3 of this quarterly report.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 5% to $2.97 per Mcfe compared to the third quarter of 2005. For the first nine months of 2006, production costs rose 5% to $2.90 per Mcfe. Questar E&P production costs are summarized in the following table:

	3 Months Ended			9 Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
	(Per Mcfe)			(Per Mcfe)

Depreciation, depletion and amortization	$1.43	$1.19	20%	$1.37	$1.17	17%
Lease operating expense	0.56	0.52	8	0.55	0.55

General and administrative expense	0.34	0.29	17	0.32	0.31	3
Allocated interest expense	0.19	0.21	(10)	0.21	0.21
Production taxes	0.45	0.61	(26)	0.45	0.53	(15)
Total production costs	$2.97	$2.82	5%	$2.90	$2.77	5%

Depreciation, depletion and amortization expense rose due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, and the ongoing depletion of older, lower-cost reserves. Per unit lease operating expense increased due to increased costs of materials and consumables and higher well workover costs. General and administrative expenses increased due to higher labor costs and an increase in the allowance for doubtful accounts. Interest expense per unit decreased in the 2006 quarter due to refinancing of long-term debt at a lower interest rate and higher production volumes. Production taxes per unit decreased with lower sales prices on natural gas, increased incentive tax credits related to well drilling and production enhancement projects, and adjustments to prior estimates.

Questar E&P’s exploration expense increased $14.3 million in the third quarter 2006 and $21.2 million in the first nine months compared to the 2005 periods. The increases were due to expenses for unsuccessful exploratory wells in Wyoming and Utah. Abandonment and impairment expense increased $0.2 million for the third quarter 2006 and $0.9 million for the first nine months of 2006.

Pinedale Anticline

As of September 30, 2006, Market Resources (both Questar E&P and Wexpro) operated and had working interest in 178 producing wells on the Pinedale Anticline compared to 127 at the end of the third quarter of 2005. Of the 178 producing wells, Questar E&P has working interests in 158 wells, overriding royalty interests only in an additional 19 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 57 of the 178 producing wells. Market Resources expects to complete between 48 and 51 Lance Pool wells (combined Lance and Mesaverde formations) on its Pinedale acreage during 2006.

In 2005, the Wyoming Oil and Gas Conservation Commission approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. With 10-acre-density drilling, the company currently believes that up to 932 wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

During the first nine months of 2006, the company drilled or participated in 39 Wasatch and Upper Mesaverde gas wells, three horizontal and two vertical Green River Formation oil wells, and three deeper Blackhawk, Mancos and Dakota formations gas wells on its core acreage block.

Rockies Legacy

In the Vermillion Basin on the southwest Wyoming-northwest Colorado border, Market Resources continues to evaluate the potential of several formations under the company’s 146,000 net leasehold acres. As of September 30, 2006, the company had recompleted two older wells, drilled and completed 10 new wells, and two were waiting on completion. The targets are the Baxter Shale, which extends across a 3,000-3,500 foot gross interval from about 9,500 feet deep to about 13,000 feet deep on most of the company’s leasehold in the basin, and the deeper Frontier and Dakota tight-sand formations at depths down to 14,000 feet.

Midcontinent

During the third quarter the company continued a two-rig infill-development project in the Elm Grove field in northwest Louisiana as it drilled or participated in 12 new wells. On March 31, 2006, Questar E&P acquired interests in 48 producing wells in nine spacing units in the Elm Grove field. The acquisition provides Questar E&P initial or additional working interest in approximately 75 undrilled locations.

Wexpro

Wexpro, a Market Resources subsidiary that develops and produces cost-of-service reserves for Questar Gas, reported net income was $12.1 million, in the third quarter of 2006 compared with $11.3 million for the same period in 2005, a 7% increase. For the first nine months of 2006 Wexpro net income was $36.1 million, compared with $31.9 million for the same period in 2005, a 13% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at September 30, 2006, was $224.8 million, an increase of $27.2 million or 14%.

Gas Management

Gas Management, Market Resources gas-gathering and processing-services business, grew net income 51% to $11.0 million in the third quarter of 2006 from $7.3 million in the 2005 period. Net income for the first nine months of 2006 was $30.9 million versus $25.1 million for the same period in 2005, a 23% increase. Gas processing plant margin grew 79% from $16.9 million in the first nine months of 2005 to $30.3 million in the first nine months of 2006. Gathering volumes increased 13.2 million MMBtu to 195.8 million MMBtu in the first nine months of 2006 due primarily to expanding Pinedale production and new projects serving third parties in the Uinta Basin. Total gathering margins increased 5% despite increased start-up costs associated with the Pinedale liquids-gathering and transportation facilities.

To reduce processing margin risk, Gas Management has restructured a number of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. A keep-whole contract protects producers from frac spread risk while fee-based contracts eliminate commodity-price risk for the plant owner. In the first nine months of 2006, revenues from keep-whole contracts benefited from a 24% increase in realized NGL sales prices versus the prior-year period. Revenues from fee-based contracts were impacted by a 100% increase in processing volumes offset by a $0.03 decrease in the average rate charged per MMBtu processed in the first nine months comparable periods. To further reduce margin volatility associated with keep-whole contracts, Gas Management began managing NGL price risk in 2004 by using forward-sales contracts. Forward sales contracts decreased NGL revenues by $0.8 million in 2006.

Income before income tax from Gas Management’s 50% interest in Rendezvous Gas Services, LLC, (Rendezvous), a joint venture that operates gas-gathering facilities in western Wyoming, was $5.0 million for the first nine months of 2006, the same as the year earlier period. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas. Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas of the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

Energy Trading and Other

Energy Trading, a Market Resources subsidiary that sells Market Resources equity gas and oil, provides risk-management services and operates a natural-gas storage facility, reported net income for the third quarter of 2006 of $2.9 million compared to $1.9 million in 2005, a 53% increase. For the first nine months of 2006, net income was $6.4 million compared to $4.3 million for the same period in 2005, a 49% increase. Service fee revenues from affiliates were $0.1 million lower in the third quarter of 2006 and $0.8 million higher in the first nine months of 2006 relative to the 2005 periods. Gross margins for gas and oil marketing (gross revenues less costs for gas and oil purchases, transportation and gas storage), increased to $10.8 million for the first nine months of 2006 versus $9.8 million a year ago, a 10% increase. The increase in gross margin was due primarily to a 3% increase in volumes and increased storage activity over the same period last year.

Consolidated Results after Operating Income

Net gain on asset sales

During the third quarter Market Resources subsidiaries sold properties, primarily in western Colorado, and recognized pre-tax gains totaling $25.3 million. For the nine months ended September 30, 2006, pre-tax gains on asset sales totaled $25.6 million.

Income from unconsolidated affiliates

Gas Management has a 50% interest in Rendezvous that provides gas-gathering services for the Pinedale and Jonah producing areas of western Wyoming. Gas Management’s share of Rendezvous’ earnings before income tax decreased by $0.2 million in the third quarter of 2006 and was unchanged in the first nine months of 2006 compared with the 2005 periods. Rendezvous gathering volumes decreased 2% in the third quarter of 2006 and increased 2% in the first nine months of 2006 compared to the year earlier periods.

Interest expense and loss on early extinguishment of debt

Interest expense rose in the first nine months of 2006 due primarily to increased average debt levels between the two nine month periods and higher interest rates on short-term debt outstanding in the early part of 2006. Market Resources recognized a $1.7 million pre-tax loss on the early extinguishment of its 7% Notes due 2007.

Unrealized mark-to-market loss on basis swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recorded unrealized mark-to-market losses of $5.1 million and $10.8 million on the NYMEX/Rockies basis swaps in the third quarter and nine months of 2006, respectively.

Income taxes

The effective combined federal and state income tax rate was 36.9% in the first nine months of 2006 and 2005.

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

Market Resources uses fixed-price swaps to manage natural gas, oil and NGL price risk. A fixed-price swap is a derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period. In the normal course of business, the Company sells its equity natural gas, oil and NGL production to third parties at first-of-the-month or daily “floating” prices related to indices reported in industry publications. To reduce exposure to highly volatile daily and monthly commodity prices, the Company uses a derivative instrument that exchanges or “swaps” the “floating” or daily price of the commodity for a fixed-price for the specified period (typically for periods of three months or longer). The Company enters into these transactions with banks and industry counterparties with investment-grade credit ratings. Swap agreements do not require the physical transfer of gas between the parties at settlement. Swap transactions are settled monthly, in cash, with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period.

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

Market Resources enters into commodity price derivative arrangements with several banks and energy-trading firms with a variety of credit requirements. Some contracts do not require collateral deposits, while others allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money contracts. The amount of credit available may vary depending on the credit rating assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182 million long-term revolving-credit facility with banks with no borrowings outstanding at September 30, 2006.

A summary of Market Resources derivative positions for equity production as of September 30, 2006, is shown below. Currently fixed-price and basis-only swaps are with creditworthy counterparties. Fixed-price swaps, allow Market Resources to realize a known price for a specific volume of production delivered into a regional sales point. The fixed price swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (in Bcf) Fixed-Price Swaps			Average price per Mcf, net to the well
2006
Fourth Quarter	15.6	6.1	21.7	$6.04	$6.81	$6.26

2007
First half	21.5	15.4	36.9	$6.93	$7.81	$7.30
Second half	21.8	15.6	37.4	6.93	7.81	7.30
12 months	43.3	31.0	74.3	6.93	7.81	7.30

2008
First half	16.9	12.2	29.1	$7.19	$7.98	$7.52
Second half	17.9	12.3	30.2	7.16	7.98	7.49
12 months	34.8	24.5	59.3	7.18	7.98	7.51

2009
First half	6.7	5.2	11.9	$7.01	$7.68	$7.30
Second half	6.8	5.3	12.1	7.01	7.68	7.30
12 months	13.5	10.5	24.0	7.01	7.68	7.30

	Gas (in Bcf) Basis-Only Swaps			Estimated Average basis per Mcf vs. NYMEX
2006
Fourth quarter	2.6		2.6	$2.13		$2.13

2007
First half	8.4		8.4	$1.92		$1.92
Second half	8.6		8.6	1.92		1.92
12 months	17.0		17.0	1.92		1.92

2008
First half	13.6		13.6	$1.60		$1.60
Second half	13.7		13.7	1.60		1.60
12 months	27.3		27.3	1.60		1.60

2009
First half	1.7		1.7	$0.95		$0.95
Second half	1.7		1.7	0.95		0.95
12 months	3.4		3.4	0.95		0.95

	Oil (in Mbbl) Fixed-Price Swaps			Average price per bbl, net to the well
2006
Fourth quarter	313	101	414	$47.77	$59.89	$50.73

2007
First half	525	199	724	$56.85	$57.83	$57.12
Second half	534	202	736	56.85	57.83	57.12
12 months	1,059	401	1,460	56.85	57.83	57.12

2008
First half	109	73	182	$64.23	$65.30	$64.66
Second half	111	73	184	64.23	65.30	64.66
12 months	220	146	366	64.23	65.30	64.66

As of September 30, 2006, Market Resources held commodity-price hedging contracts covering about $207.0 million MMBtu of natural gas, 2.2 MMbbl of oil and 31.5 million gallons of NGL. A year earlier Market Resources hedging contracts covered 182.3 million MMBtu of natural gas, 2.6 MMbbl of oil and 14.1 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 50.3 million MMBtu of natural gas. There were no basis-only swaps a year earlier.

The following table summarizes changes in the fair value of derivative contracts from December 31, 2005 to September 30, 2006:

	Fixed-Price Swaps	Basis-Only Swaps	Total
	(in thousands)

Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2005	($319,121)		($319,121)
Contracts realized or otherwise settled	157,170		157,170
Change in gas and oil prices on futures markets	229,486		229,486
Contracts added since December 31, 2005	93,155	($10,564)	82,591
Net fair value of gas- and oil-derivative contracts outstanding at September 30, 2006	$160,690	($10,564)	$150,126

A table of the net fair value of gas- and oil-derivative contracts as of September 30, 2006, is shown below. About 65% of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-Price Swaps	Basis-Only Swaps	Total
	(in thousands)

Contracts maturing by September 30, 2007	$103,047	($ 4,735)	98,312
Contracts maturing between October 1, 2007 and September 30, 2008	41,517	(3,999)	37,518
Contracts maturing between October 1, 2008 and September 30, 2009	15,000	(1,686)	13,314
Contracts maturing after September 30, 2009	1,126	(144)	982
	$160,690	($10,564)	$150,126

The following table shows sensitivity of fair value of gas and oil derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	At September 30,
	2006	2005
	(in millions)

Net fair value – asset (liability)	$150.1	($568.1)
Value if market prices of gas and oil and basis differentials decline by 10%	291.3	(403.6)
Value if market prices of gas and oil and basis differentials increase by 10%	9.0	($732.6)

Interest-Rate Risk Management

As of September 30, 2006, Market Resources had $399.2 million of fixed-rate long-term debt.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Market Resources is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on Market Resources financial position. An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg.  Questar affiliates are involved in various pending lawsuits filed by Jack Grynberg, an independent producer. In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Grynberg has filed qui tam claims against Questar under the federal False Claims Act substantially similar to other cases filed against other industry pipelines and their affiliates which have been consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.

The defendants filed a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction. The defendants argued that Grynberg’s allegations were publicly disclosed prior to the filing of his complaint and that Grynberg is not the “original source” of the information on which the allegations are based. The Special Master appointed in the case issued a Report and Recommendation to the district court recommending dismissal of the Questar defendants, except for one small entity acquired by Questar Gas after these cases were filed. By order dated October 20, 2006, the district court granted defendants motion and dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg will likely file a notice of appeal.

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) Grynberg brought breach of contract claims, statutory claims and fraud claims against Questar entities related to a certain gas purchase contract for the purchase of gas produced from wells located in Wyoming. In June 2001 the federal district judge entered an order granting partial summary judgment dismissing the antitrust claims from the case. By order dated September 12, 2006, the judge also dismissed the fraud claims and ratable-take claims. The breach of contract claims are the only issues remaining to be decided. Grynberg filed a notice of appeal on October 11, 2006.

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

QUESTAR MARKET RESOURCES, INC.

(Registrant)

November 3, 2006

/s/Charles B. Stanley

Charles B. Stanley

President and Chief Executive Officer

November 3, 2006

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

Exhibit 12.

Questar Market Resources, Inc.

Ratio of Earnings to Fixed Charges

(Unaudited)

	9 Months Ended September 30,
	2006	2005
	(dollars in thousands)
Earnings

Income before income taxes	$421,489	$279,930
Less Company’s share of income of
unconsolidated affiliates	(5,333)	(5,131)
Plus distributed income of unconsolidated
affiliates	4,902	4,342
Plus interest expense	25,394	22,356
Plus interest portion of rental expense	906	834
	$447,358	$302,331

Fixed Charges

Interest expense	$ 25,394	22,356
Plus interest portion of rental expense	906	834
	$ 26,300	$ 23,190

Ratio of Earnings to Fixed Charges	17.01	13.04

For purposes of this presentation, earnings represent income before income taxes adjusted for fixed charges, earnings and distributed income of equity investees and the amortization of capitalized interest, if any. Fixed charges consist of total interest charges (expensed or capitalized), amortization of debt issuance costs and the interest portion of rental costs (that is estimated at 50%). Income before income taxes includes the Company’s share of pre-tax earnings of equity investees.

Exhibit 31.1.

CERTIFICATION

I, Charles B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending September 30, 2006;

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

November 3, 2006

/s/Charles B. Stanley

Charles B. Stanley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending September 30, 2006;

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

November 3, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), Charles B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

November 3, 2006

/s/Charles B. Stanley

Charles B. Stanley

President and Chief Executive Officer

November 3, 2006

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer