Form 10-K/A
period 2006-12-31
QUESTAR MARKET RESOURCES INC
filed 2007-03-22
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Questar Market Resources, Inc. (Market Resources or Company) is filing this amended Form 10-K to correct the opinion of the independent registered public accounting firm included in its Annual Report on Form 10-K for 2006, filed March 2, 2007. The opinion omitted a statement that the independent registered public accounting firm was not engaged to audit or express an opinion on the effectiveness of the Company’s system of internal control over financial reporting. This amendment includes all items and exhibits originally filed in Market Resources Annual Report on Form 10-K for 2006 as well as the revised opinion, for the convenience of the reader. Market Resources is making no changes to its financial statements. This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 2, 2007. The Company is including currently dated certifications as listed in revised Item 15.

QUESTAR MARKET RESOURCES 2006 FORM 10-K

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

4

Forward-Looking Statements

5

Glossary of Commonly Used Terms

5

PART I

Item 1.

BUSINESS

Nature of Business

7

Questar E&P

8

Wexpro

9

Gas Management

10

Energy Trading

10

Environmental Matters

10

Employees

10

Item 1A.

RISK FACTORS

10

Item 1B.

UNRESOLVED STAFF COMMENTS

13

Item 2.

PROPERTIES

Questar E&P

13

Wexpro

15

Gas Management

17

Energy Trading

17

Item 3.

LEGAL PROCEEDINGS

18

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS (omitted)

19

QUESTAR MARKET RESOURCES 2006 FORM 10-K

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

19

Item 6.

SELECTED FINANCIAL DATA (omitted)

19

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

19

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

27

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

31

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

59

Item 9A.

CONTROLS AND PROCEDURES

59

Item 9B.

OTHER INFORMATION

60

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE

REGISTRANT (omitted)

60

Item 11.

EXECUTIVE COMPENSATION (omitted)

60

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

60

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE (omitted)

60

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

60

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

60

SIGNATURES

62

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

FORM 10-K/A

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

QUESTAR MARKET RESOURCES 2006 FORM 10-K

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Page No.

Report of Independent Registered Public Accounting Firm

32

Consolidated Statements of Income, three years ended December 31, 2006

33

Consolidated Balance Sheets at December 31, 2006 and 2005

34

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2006

36

Consolidated Statements of Cash Flows, three years ended December 31, 2006

37

Notes Accompanying Consolidated Financial Statements

39

Financial Statement Schedules:

For the three years ended December 31, 2006

            Valuation and Qualifying Accounts

59

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 to the financial statements, Questar Market Resources adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, under the modified prospective phase-in method, effective January 1, 2006.

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

See notes accompanying the consolidated financial statements

QUESTAR MARKET RESOURCES 2006 FORM 10-K

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

				Accumulated
		Additional		Other	Comprehensive
	Common	Paid-in	Retained	Comprehensive	Income
	Stock	Capital	Earnings	Income (Loss)	(Loss)
	(in millions)
Balance at January 1, 2004	$4.3	$116.0	$ 562.6	($ 32.6)
2004 net income			165.4		$165.4
Dividends paid			(17.3)
Other comprehensive loss
Change in unrealized loss on derivatives				(15.2)	(15.2)
Income taxes				5.7	5.7
Total comprehensive income					$155.9
Balance at December 31, 2004	4.3	116.0	710.7	(42.1)
2005 net income			258.2		$258.2
Dividends paid			(17.3)
Other comprehensive loss
Change in unrealized loss on derivatives				(251.5)	(251.5)
Income taxes				95.5	95.5
Total comprehensive income					$102.2
Balance at December 31, 2005	4.3	116.0	951.6	(198.1)
2006 net income			356.1		$356.1
Dividends paid			(17.3)
Share-based compensation		6.0
Other comprehensive income
Change in unrealized gain on derivatives				524.9	524.9
Income taxes				(198.7)	(198.7)
Total comprehensive income					$682.3
Balance at December 31, 2006	$4.3	$122.0	$1,290.4	$128.1

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

Transactions involving stock options granted to employees of Market Resources under the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted-average Price

Balance at January 1, 2006	901,319	$15.00 – $77.14	$30.17
Exercised	(182,248)	15.00 – 35.10	23.14
Balance at December 31, 2006	719,071	$15.00 – $77.14	$31.95

The number of unvested stock options held by Market Resources employees decreased by 67,875 shares in 2006.

QUESTAR MARKET RESOURCES 2006 FORM 10-K

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2006	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2006	Weighted-average exercise price	Number unvested at Dec. 31, 2006	Weighted-average exercise price

$15.00 - $17.00	69,314	3.0	$15.92	69,314	$15.92
19.13 - 23.95	234,312	4.7	23.02	234,312	23.02
27.11 - 29.71	301,506	5.7	27.44	301,506	27.44
$35.10 - $77.14	113,939	4.5	72.00	7,689	35.10	106,250	$74.67
	719,071	4.9	$31.95	612,821	$24.52	106,250	$74.67

Most restricted share grants vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted average vesting period of unvested restricted shares at December 31, 2006, was 16 months. Transactions involving restricted shares in the LTSIP in 2006 are summarized below:

			Weighted-average
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group:

	2006	2005
Audit Fees	$1,392,407	$1,148,183
Market Resources Portion	824,370	596,733
Audit-related Fees	90,000	48,500
Market Resources Portion	44,647	23,750
Tax Fees	8,545	9,008
Market Resources Portion	2,751	4,441
All Other Fees	-	-
Market Resources Portion	-	-

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

12.

Ratio of earnings to fixed charges.

24.

Power of Attorney.

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc. President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc. Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and S. E. Parks, Questar Market Resources, Inc. President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QUESTAR MARKET RESOURCES 2006 FORM 10-K

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

1Wells Fargo Bank, N.A. serves as the successor trustee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2007.

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

March 21, 2007

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

12.

Ratio of earnings to fixed charges.

QUESTAR MARKET RESOURCES 2006 FORM 10-K

24.

Power of Attorney.

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc. President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc. Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and S. E. Parks, Questar Market Resources, Inc. President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     Signature

Title

  Date

                       /s/

Chairman of the Board

  2-13-07

K. O. Rattie

                       /s/

President and Chief

  2-13-07

C. B. Stanley

Executive Officer

Director

                       /s/

Director

  2-13-07

Phillips S. Baker

                       /s/

Director

  2-13-07

Teresa Beck

                       /s/

Director

   2-13-07

R. D. Cash

                       /s/

Director

  2-13-07

L. Richard Flury

                       /s/

Director

   2-13-07

James A. Harmon

                       /s/

Director

   2-13-07

Robert E. McKee

                       /s/

Director

   2-13-07

M. W. Scoggins

QUESTAR MARKET RESOURCES 2006 FORM 10-K

Exhibit 31.1.

CERTIFICATION

I, C. B. Stanley, certify that:

1.

I have reviewed this report of Questar Market Resources, Inc. on Form 10-K/A for the period ending December 31, 2006;

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

March 21, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

QUESTAR MARKET RESOURCES 2006 FORM 10-K

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this report of Questar Market Resources, Inc. on Form 10-K/A for the period ending December 31, 2006;

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

March 21, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

QUESTAR MARKET RESOURCES 2006 FORM 10-K

Exhibit 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Market Resources, Inc. (the Company) on Form 10-K/A for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), C. B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

March 21, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

March 21, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

QUESTAR MARKET RESOURCES 2006 FORM 10-K