Form 10-Q
period 2007-03-31
QUESTAR MARKET RESOURCES INC
filed 2007-05-07
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

On April 30, 2007, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended March 31, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of March 31, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

9

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

14

ITEM 4T.

CONTROLS AND PROCEDURES

18

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

18

Signatures

19

Questar Market Resources Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$433.9	$415.1
From affiliated companies	44.8	52.4
Total Revenues	478.7	467.5

OPERATING EXPENSES
Cost of natural gas and other products sold	144.9	163.1
Operating and maintenance	47.3	45.4
General and administrative	19.2	16.6
Production and other taxes	23.8	27.9
Depreciation, depletion and amortization	73.0	53.0
Exploration	2.0	3.3
Abandonment and impairment	2.0	1.7
Wexpro Agreement-oil income sharing	1.1	1.6
Total Operating Expenses	313.3	312.6
Net gain on asset sales	0.1	0.1
OPERATING INCOME	165.5	155.0
Interest and other income	1.8	1.2
Income from unconsolidated affiliates	2.2	1.8
Net mark-to-market gain on basis-only swaps	11.8
Interest expense	(8.3)	(7.8)
INCOME BEFORE INCOME TAXES	173.0	150.2
Income taxes	63.5	55.5
NET INCOME	$109.5	$ 94.7

See notes accompanying the condensed consolidated financial statements

Questar Market Resources Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007 (Unaudited)	2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 18.2
Notes receivable from Questar	$ 90.2	69.8
Accounts receivable, net	204.7	237.3
Accounts receivable from affiliates	22.6	21.8
Fair value of derivative contracts	87.7	155.5
Gas and oil storage	15.2	27.7
Materials and supplies	25.4	28.7
Prepaid expenses and other	21.0	22.5
Total Current Assets	466.8	581.5
Property, Plant and Equipment	3,971.9	3,808.5
Accumulated depreciation, depletion and amortization	(1,362.7)	(1,309.7)
Net Property, Plant and Equipment	2,609.2	2,498.8
Investment in unconsolidated affiliates	40.0	37.5
Goodwill	60.9	60.9
Fair value of derivative contracts	15.4	49.0
Other noncurrent assets	21.8	21.9
Total Assets	$3,214.1	$3,249.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Checks in excess of cash balances	$ 17.2
Notes payable to Questar	120.2	$ 142.6
Accounts payable and accrued expenses	289.0	357.5
Accounts payable to affiliates	13.2	17.3
Fair value of derivative contracts	8.9	0.6
Deferred income taxes – current	9.7	41.7
Total Current Liabilities	458.2	559.7
Long-term debt	399.2	399.2
Deferred income taxes	603.5	579.0
Asset retirement obligations	131.3	128.3
Other long-term liabilities	46.3	38.6

COMMON SHAREHOLDER’S EQUITY
Common stock	4.3	4.3
Additional paid-in capital	123.9	122.0
Retained earnings	1,395.6	1,290.4
Accumulated other comprehensive income	51.8	128.1
Total Common Shareholder’s Equity	1,575.6	1,544.8
Total Liabilities and Common Shareholder’s Equity	$3,214.1	$3,249.6

See notes accompanying the condensed consolidated financial statements

Questar Market Resources Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$109.5	$ 94.7
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	73.3	53.2
Deferred income taxes	38.8	20.9
Share-based compensation	1.9	1.2
Abandonment and impairment	2.0	1.7
Dry exploratory-well expenses		1.7
Net gain from asset sales	(0.1)	(0.1)
Income from unconsolidated affiliates	(2.2)	(1.8)
Distributions from unconsolidated affiliates	3.1	0.2
Net mark-to-market gain on basis-only swaps	(11.8)
Changes in operating assets and liabilities	(1.7)	46.9
NET CASH PROVIDED FROM OPERATING ACTIVITIES	212.8	218.6

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(200.8)	(173.8)
Other investments	(3.4)
Total capital expenditures	(204.2)	(173.8)
Proceeds from disposition of assets	3.1	0.7
NET CASH USED IN INVESTING ACTIVITIES	(201.1)	(173.1)

FINANCING ACTIVITIES
Checks in excess of cash balances	17.2	10.2
Change in notes receivable from Questar	(20.4)	5.9
Change in notes payable to Questar	(22.4)	(61.7)
Dividends paid	(4.3)	(4.3)
NET CASH USED IN FINANCING ACTIVITIES	(29.9)	(49.9)
Change in cash and cash equivalents	(18.2)	(4.4)
Beginning cash and cash equivalents	18.2	4.4
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar Market Resources Form 10-Q

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim condensed consolidated financial statements contain the accounts of Market Resources and its majority-owned or controlled subsidiaries. The condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarter reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” Questar has granted and continues to grant share-based compensation to certain Market Resources employees. First-quarter share-based compensation expense amounted to $1.9 million in 2007 compared with $1.2 million in 2006. Unvested stock options held by employees of Market Resources increased by 30,000 shares in the first three months of 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2007	719,071	$15.00 – $77.14	$31.95
Granted	30,000	82.15	82.15
Exercised	(29,535)	19.13 – 28.01	23.81
Balance at March 31, 2007	719,536	$15.00 – $82.15	$34.37

Questar Market Resources Form 10-Q

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2007	Weighted-average exercise price	Number unvested at March 31, 2007	Weighted-average exercise price
$15.00 - $17.00	69,314	2.5	$15.92	69,314	$15.92
19.13 - 23.95	217,853	4.5	23.20	217,853	23.20
27.11 - 29.71	288,430	5.2	27.42	288,430	27.42
$35.10 - $82.15	143,939	6.2	74.11	7,689	35.10	136,250	$76.31
	719,536	3.8	$34.37	583,286	$24.58	136,250	$76.31

Most restricted share grants vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2007, was 16 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2007	229,873	$27.11 – $89.54	$59.10
Granted	71,175	77.92 – 82.15	82.10
Distributed	(51,048)	28.72 – 81.48	39.44
Forfeited	(1,874)	36.90 – 82.15	66.11
Balance at March 31, 2007	248,126	$27.11 – $89.54	$69.67

Note 4 – Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Line of business information is presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Following is a summary of operations by line of business:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$229.8	$210.8
Wexpro	6.5	6.3
Gas Management	44.0	41.2
Energy Trading and other	153.6	156.8
	$433.9	$415.1

Revenues from Affiliated Companies
Wexpro	$ 40.7	$ 38.7
Gas Management	4.0	3.6
Energy Trading and other	0.1	10.1
	$44.8	$ 52.4

Questar Market Resources Form 10-Q

Operating Income
Questar E&P	$117.1	$118.8
Wexpro	21.4	18.2
Gas Management	18.8	14.7
Energy Trading and other	8.2	3.3
	$165.5	$155.0

Net Income
Questar E&P	$77.2	$ 70.5
Wexpro	13.9	12.0
Gas Management	12.4	9.7
Energy Trading and other	6.0	2.5
	$109.5	$ 94.7

Note 5 – Asset Retirement Obligations (ARO)

Market Resources recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

	2007	2006
	(in millions)
ARO liability at January 1,	$128.3	$74.3
Accretion	2.0	1.2
Liabilities incurred	1.9	1.4
Liabilities settled	(0.9)	(0.3)
ARO liability at March 31,	$131.3	$76.6

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming. Accordingly, Wexpro collects from Questar Gas and deposits in trust funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At March 31, 2007, approximately $6.3 million was held in this trust and invested in a short-term bond index fund and a money market account.

Note 6 - Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Market Resources adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the period ended March 31, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 7 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income or loss. Other comprehensive income or loss includes changes in the market value of gas and oil-price derivatives. Comprehensive income is shown below:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Net income	$109.5	$ 94.7
Other comprehensive income (loss)
Net unrealized gain (loss) on derivatives	(122.6)	238.9
Income taxes	46.3	(90.5)
Net other comprehensive income (loss)	(76.3)	148.4
Total comprehensive income	$ 33.2	$243.1

Note 8 – Recent Accounting Development

In April 2007, the FASB staff issued FASB Staff Position (FSP) FAS 154-a, “Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements.” If a misstatement relating to a prior-year exists after current-year financial statements are corrected and is material to the current-year, correction of the previously issued financial statements is required. The comment period for FSP FAS 154-a ended April 30, 2007. The Company is evaluating the effect, if any, that the proposed procedures of FSP FAS 154-a may have on the consolidated balance sheets or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Market Resources financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three month periods ended March 31, 2007 and 2006. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended March 31,
	2007	2006	Change
	(in millions)
Market Resources
Questar E&P	$ 77.2	$ 70.5	$ 6.7
Wexpro	13.9	12.0	1.9
Gas Management	12.4	9.7	2.7
Energy Trading and other	6.0	2.5	3.5
Net income	$109.5	$94.7	$14.8

Questar Market Resources Form 10-Q

Market Resources, which conducts natural gas and oil exploration, development and production, gas gathering and processing, wholesale gas and oil marketing and gas storage, reported $109.5 million of net income for 2007 compared with $94.7 million in 2006, a 16% increase. Operating income increased $10.5 million or 7% in 2007 compared to 2006 due primarily to increased natural gas production at Questar E&P, increased gas-gathering volumes driven by a 43% increase in third-party volumes at Gas Management and an increased investment base at Wexpro. Net mark-to-market gains on natural gas basis-only swaps increased first quarter 2007 net income $7.4 million. Following is a summary of Market Resources financial and operating results:

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Natural gas sales	$195.9	$178.8
Oil and NGL sales	38.0	36.7
Cost-of-service gas operations	42.1	39.6
Energy marketing	153.8	167.2
Gas gathering, processing and other	48.9	45.2
Total revenues	478.7	467.5
Operating expenses
Energy purchases	144.9	163.1
Operating and maintenance	47.3	45.4
General and administrative	19.2	16.6
Production and other taxes	23.8	27.9
Depreciation, depletion and amortization	73.0	53.0
Exploration	2.0	3.3
Abandonment and impairment	2.0	1.7
Wexpro Agreement – oil-income sharing	1.1	1.6
Total operating expenses	313.3	312.6
Net gain from asset sales	0.1	0.1
Operating income	$165.5	$155.0

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (Bcf)	30.9	28.6
Oil and NGL (MMbbl)	0.7	0.6
Total production (Bcfe)	34.9	32.3
Average daily production (MMcfe)	388.2	358.8
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.35	$6.26
Oil and NGL (per bbl)	48.61	$50.42
Wexpro investment base at March 31, net
of depreciation and deferred income taxes (millions)	$263.4	$214.5
Natural gas processing volumes
NGL sales (MMgal)	17.8	22.6
Fee-based processing (in millions of MMBtu)	30.6	30.1
Natural gas processing revenues
NGL sales price (per gal)	$0.88	$0.87
Fee-based processing (per MMBtu)	$0.15	$0.13

Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	46.7	32.6
For Questar Gas	10.4	10.6
For other affiliated customers	20.0	18.0
Total gathering	77.1	61.2
Gathering revenue (per MMBtu)	$0.30	$0.29
Natural gas and oil marketing volumes (MMdthe)
For unaffiliated customers	25.6	29.5
For affiliated customers	27.3	25.6
Total marketing	52.9	55.1

Questar E&P

Questar E&P reported net income of $77.2 million in the first quarter, up 10% from $70.5 million in the 2006 quarter. The impact of growing production and essentially flat realized prices for natural gas, crude oil and NGL was offset by a 15% higher average cost structure. Net mark-to-market gains on natural gas basis-only swaps increased net income $7.4 million in the 2007 quarter.

Questar E&P production volumes increased to 34.9 Bcfe in the first quarter of 2007, an 8% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2007 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended March 31,
	2007	2006	Change
	(in Bcfe)
Pinedale Anticline	12.1	9.7	2.4
Uinta Basin	6.0	6.2	(0.2)
Rockies Legacy	4.5	*5.1	(0.6)
Rocky Mountain total	22.6	21.0	1.6
Midcontinent	12.3	11.3	1.0
Total Questar E&P	34.9	32.3	2.6

*Includes 0.7 Bcfe gas-imbalance settlement.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 25% to 12.1 Bcfe in 2007 as a result of ongoing development drilling. Pinedale production growth is influenced by seasonal access restrictions imposed by the Bureau of Land Management that limit the company’s ability to drill and complete wells during the mid-November to early May period.

Questar E&P Rockies Legacy properties include all of the company’s Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy 2007 production of 4.5 Bcfe was 0.6 Bcfe lower than a year ago. The 2006 production included a gas-imbalance settlement of 0.7 Bcfe. In 2007, production was driven by the company’s emerging gas play in the Vermillion Basin.

In the Midcontinent, production grew 9% to 12.3 Bcfe in 2007, driven by ongoing infill-development drilling in Elm Grove field in northwestern Louisiana. Net production from Elm Grove field increased to 3.8 Bcfe in the first quarter of 2007, compared to 3.3 Bcfe in the year-earlier period.

Realized prices for natural gas, oil and NGL at Questar E&P were essentially flat when compared to the prior year. In 2007, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.35 per Mcf compared to $6.26 per Mcf for the same period in 2006, a 1% increase. Realized oil and NGL prices in 2007 averaged $48.61 per bbl, compared with $50.42 per bbl during the prior year period, a 4% decrease. A regional comparison of average realized prices, including hedges, are shown in the following table:

Questar Market Resources Form 10-Q

	3 Months Ended March 31,
	2007	2006	Change
Natural gas (per Mcf)
Rocky Mountains	$ 5.89	$ 6.01	($0.12)
Midcontinent	7.17	6.72	0.45
Volume-weighted average	6.35	6.26	0.09
Oil and NGL (per bbl)
Rocky Mountains	$48.10	$48.73	($0.63)
Midcontinent	49.68	54.31	(4.63)
Volume-weighted average	48.61	50.42	(1.81)

Approximately 67% of 2007 and 66% of 2006 gas production was hedged or pre-sold. Hedging increased 2007 Questar E&P gas revenues by $30.2 million and reduced 2006 gas revenues by $16.0 million. Approximately 64% of 2007 and 77% of 2006 Questar E&P oil production was hedged or pre-sold. Oil hedges increased revenues $0.9 million in 2007 and reduced revenues $3.7 million in 2006.

Questar may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the first quarter of 2007, Questar E&P hedged additional production through 2010. In the second quarter of 2006, the company began using basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Net mark-to-market gains on natural gas basis-only swaps increased first quarter 2007 net income $7.4 million. Derivative positions as of March 31, 2007, are summarized in Item 3 of Part I in this quarterly report.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 15% to $3.28 per Mcfe in 2007 versus $2.86 per Mcfe in 2006. Questar E&P production costs are summarized in the following table:

	3 Months Ended March 31,
	2007	2006	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.69	$1.28	$ 0.41
Lease operating expense	0.59	0.54	0.05
General and administrative expense	0.35	0.34	0.01
Allocated interest expense	0.18	0.19	(0.01)
Production taxes	0.47	0.51	(0.04)
Total production costs	$3.28	$2.86	$ 0.42

Production volume-weighted average depreciation, depletion and amortization expense rose due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent and Vermillion Basin in the Rockies. Lease operating expense per Mcfe increased due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe increased due primarily to increased labor expenses partially offset by decreased legal expenses. Production taxes per unit decreased due to lower natural gas and oil sales prices in the 2007 period. Most production taxes are based on a fixed percentage of commodity sales prices.

Questar E&P exploration expense decreased $1.3 million or 39% in the first quarter of 2007 compared to 2006. Abandonment and impairment expense increased $0.3 million, or 18% in 2007 compared to 2006.

Questar Market Resources Form 10-Q

Major Operating Areas

Pinedale Anticline

As of March 31, 2007, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 195 producing wells on the Pinedale Anticline compared to 144 at the end of the first quarter of 2006. Of the 195 producing wells, Questar E&P has working interests in 173 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 66 of the 195 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2006, Questar E&P had booked 316 proved undeveloped locations on a combination of 10 and 20-acre density and reported estimated net proved reserves at Pinedale of 931.9 Bcfe, or 57% of Questar E&P’s total proved reserves. With 10-acre-density drilling, the company currently estimates up to 932 wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of March 31, 2007, Questar E&P had an operating interest in 828 producing wells in the Uinta Basin of eastern Utah, compared to 758 at March 31, 2006. At December 31, 2006, Questar E&P had booked 109 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 248.3 Bcfe or 15% of Questar E&P’s total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 16,000 feet. Questar E&P owns interests in over 120,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company’s Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 142.3 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2006. In the Vermillion Basin on the southwestern Wyoming-northwestern Colorado state line, Market Resources companies continue to evaluate the potential of several formations under 146,000 net leasehold acres. As of March 31, 2007, Market Resources had recompleted two older wells, drilled and completed 16 new wells, and two wells were waiting on completion. The targets are the Baxter Shale, a thick, overpressured shale found at depths of about 9,500 to about 13,000 feet and deeper Frontier and Dakota tight-sand formations at depths to about 14,000 feet.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko basin of Oklahoma and the Texas panhandle, the Arkoma basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Louisiana, Texas and Arkansas. With the exception of the Elm Grove field in northwest Louisiana, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 308.9 Bcfe or 19% of Questar E&P total proved reserves at December 31, 2006.

Questar E&P continues a two-rig infill-development project on its largest single Midcontinent asset, the Elm Grove field in northwest Louisiana. As of March 31, 2007, Questar E&P operated or had working interests in 222 producing wells in the Elm Grove field compared to 182 at March 31, 2006. In 2006, Questar E&P also acquired interests in 48 producing wells in nine spacing units in the Elm Grove field. The acquisition also provided Questar E&P initial or additional working interest in approximately 75 undrilled locations. At December 31, 2006, Questar E&P had 30 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 80 Bcfe, or 5% of the company’s total proved reserves.

Wexpro

Wexpro, a Market Resources subsidiary that develops and produces cost-of-service reserves for Questar Gas, reported net income of $13.9 million, in the first quarter of 2007 compared to $12.0 in the 2006 quarter, a 16% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at March 31, 2007, was $263.4 million, an increase of $48.9 million or 23% since March 31, 2006.

Gas Management

Gas Management, Market Resources gas-gathering and processing-services business, grew net income 28% to $12.4 million in the first three months of 2007 from $9.7 million in the same period of 2006. Gathering volumes increased 15.9 million MMBtu, or 26% to 77.1 million MMBtu in 2007. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 43% increase in third-party volumes. Total gathering margins (revenues minus direct expenses) increased 58% to $16.8 million compared to $10.6 million in 2006.

Fee-based gas processing volumes were 30.6 million MMBtu in the first quarter of 2007, a 2% increase compared to the 2006 period. Fee-based gas processing revenues increased 14%, or $0.6 million, while gross margin from keep-whole processing declined 11% or $0.8 million in the 2007 period. Approximately 83% of Gas Management net operating revenue (total revenue less processing plant-shrink) is derived from fee-based contracts, up from 77% in the 2006 period. Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts increased NGL revenues by $1.3 million in 2007 and $1.7 million in 2006.

Income before income tax from Gas Management’s interests in unconsolidated affiliates Rendezvous Gas Services and Uintah Basin Field Services was $2.2 million for 2007 compared to $1.7 million in 2006. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Uintah Basin Field Services provides gas-gathering services for the Flat Rock area in southern Uinta Basin.

During the first quarter of 2007, Gas Management placed a 20.8-mile 20-inch-diameter pipeline between Gas Management’s Blacks Fork gas-processing plant and Kern River Transmission Co.’s Muddy Creek compressor station into service. The FERC-regulated Rendezvous Pipeline Co., LLC, a wholly owned subsidiary of Gas Management, is able to deliver up to 300 MMcf of natural gas per day to markets in California and Nevada served by Kern River Pipeline.

Energy Trading and Other

Energy Trading, which sells Market Resources equity gas and oil, provides risk-management services and operates a natural-gas storage facility, net income grew 140% to $6.0 million, driven primarily by increased storage-trading margins. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $8.9 million for 2007 compared to $4.1 million a year ago.

Consolidated Results after Operating Income

Income from unconsolidated affiliates

Income before income tax from Gas Management’s 50% interest in Rendezvous was $2.1 million for 2007 compared to $1.7 million in 2006. Rendezvous provides gas-gathering services for the Pinedale and Jonah producing areas. Income before income tax from Gas Management’s 38% interest in a gas-gathering system for the Flat Rock area in southern Uinta Basin added $0.1 million in 2007.

Interest expense

Interest expense rose 6% in the first three months of 2007 compared to a year ago due primarily to increased average debt levels and higher short-term rates.

Net mark-to-market gain on basis-only  swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized net mark-to-market gains of $11.8 million on the NYMEX/Rockies basis-only swaps in the first quarter of 2007.

Income taxes

The effective combined federal and state income tax rate was 36.7% in the first three months of 2007 compared with 37.0% in the 2006 period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources primary market-risk exposures arise from commodity-price changes for natural gas, oil and NGL, estimation of gas and oil reserves and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas and oil-price-derivative arrangements in the normal course of business to limit the risk of adverse commodity-price movements. However these same arrangements typically limit future gains from favorable price movements. Derivative contracts are used for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas and oil-marketing transactions and some of Gas Management’s NGL.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Natural gas and oil-price hedging supports Market Resources rate of return and cash-flow targets and protects earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. A fixed-price swap is a derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer). In the normal course of business, the Company sells its equity natural gas, oil and NGL production to third parties at first-of-the-month or daily “floating” prices related to indices reported in industry publications. The fixed-price swap price is reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price. Swap agreements do not require the physical transfer of gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period.

Market Resources enters into commodity-price derivative arrangements with banks and energy-trading firms having investment-grade credit ratings. Collateral deposits are not required with the exception of one arrangement that allows an amount of credit before Market Resources is required to deposit collateral for out-of-the-money derivative contracts. The amount of credit available may vary depending on the credit rating assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182.0 million long-term revolving-credit facility with banks with no borrowings outstanding at March 31, 2007.

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in other comprehensive income or loss until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources began using natural gas basis-only swaps in 2006 to manage the risk of a widening of basis differentials in the Rocky Mountains. These contracts are marked-to-market with any change in the valuation recognized in the determination of net income.

A summary of Market Resources derivative positions for equity production as of March 31, 2007, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2007
Second quarter	14.2	8.6	22.8	$6.72	$7.76	$7.11
Second half	28.6	17.4	46.0	6.72	7.76	7.12
Remainder of 2007	42.8	26.0	68.8	6.72	7.76	7.12

2008
First half	18.6	13.8	32.4	$7.15	$7.92	$7.48
Second half	19.6	14.0	33.6	7.13	7.92	7.46
12 months	38.2	27.8	66.0	7.14	7.92	7.47

Questar Market Resources Form 10-Q

2009
First half	16.7	10.4	27.1	$7.07	$7.58	$7.26
Second half	17.1	10.5	27.6	7.07	7.58	7.26
12 months	33.8	20.9	54.7	7.07	7.58	7.26

2010
First half	1.7	3.4	5.1	$6.95	$7.53	$7.34
Second half	1.7	3.5	5.2	6.95	7.53	7.34
12 months	3.4	6.9	10.3	6.95	7.53	7.34

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2007
Second quarter	1.7		1.7	$1.78		$1.78
Second half	3.4		3.4	1.78		1.78
Remainder of 2007	5.1		5.1	1.78		1.78

2008
First half	11.9		11.9	$1.60		$1.60
Second half	12.1		12.1	1.60		1.60
12 months	24.0		24.0	1.60		1.60

2009
First half	1.7		1.7	$0.95		$0.95
Second half	1.7		1.7	0.95		0.95
12 months	3.4		3.4	0.95		0.95

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2007
Second quarter	264	100	364	$52.01	$57.91	$53.63
Second half	534	202	736	52.01	57.91	53.63
Remainder of 2007	798	302	1,100	52.01	57.91	53.63

2008
First half	109	73	182	$59.45	$65.45	$61.85
Second half	111	73	184	59.45	65.45	61.85
12 months	220	146	366	59.45	65.45	61.85

2009
First half	109	72	181	$59.10	$65.10	$61.50
Second half	110	74	184	59.10	65.10	61.50
12 months	219	146	365	59.10	65.10	61.50

As of March 31, 2007, Market Resources held commodity-price hedging contracts covering about 224.5 million MMBtu of natural gas, 1.8 MMbbl of oil and 22.1 million gallons of NGL. A year earlier Market Resources hedging contracts covered 174.6 million MMBtu of natural gas, 3.1 MMbbl of oil and 30.9 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 34.8 million MMBtu of natural gas. There were no basis-only swaps a year earlier. Changes in the fair value of derivative contracts from December 31, 2006 to March 31, 2007 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas and oil-derivative contracts outstanding at December 31, 2006	$205.6	($ 1.9)	$203.7
Contracts realized or otherwise settled	(59.3)	0.9	(58.4)
Change in gas and oil prices on futures markets	(53.0)	10.5	(42.5)
Contracts added since December 31, 2006	(9.5)		(9.5)
Contracts re-designated as fixed-price swaps	(0.4)	0.4
Net fair value of gas and oil-derivative contracts outstanding at March 31, 2007	$ 83.4	$ 9.9	$ 93.3

About 84% of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income. The net fair value of gas and oil-derivative contracts as of March 31, 2007, is shown below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by March 31, 2008	$69.3	$9.5	$78.8
Contracts maturing between April 1, 2008 and March 31, 2009	6.5		6.5
Contracts maturing between April 1, 2009 and March 31, 2010	5.5	0.4	5.9
Contracts maturing after March 31, 2010	2.1		2.1
	$83.4	$9.9	$93.3

The following table shows sensitivity of fair value of gas and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	March 31,
	2007	2006
	(in millions)
Net fair value – asset (liability)	$ 93.3	($ 80.3)
Value if market prices of gas and oil and basis differentials decline by 10%	248.6	45.0
Value if market prices of gas and oil and basis differentials increase by 10%	($ 62.0)	($205.6)

Interest-Rate Risk Management

As of March 31, 2007, Market Resources had $399.2 million of fixed-rate long-term debt.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Market Resources undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by the report (the Evaluation Date). The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

       31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

May 4, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

May 4, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibits

       31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 31.1.

CERTIFICATION

I, C. B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending March 31, 2007;

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

May 4, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending March 31, 2007;

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

May 4, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), C. B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

May 4, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

May 4, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Market Resources Form 10-Q

12