Form 10-Q
period 2007-06-30
QUESTAR MARKET RESOURCES INC
filed 2007-08-03
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

On July 31, 2007, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended June 30, 2007

TABLE OF CONTENTS

Page

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

   June 30, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of June 30, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

9

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

15

ITEM 4T

CONTROLS AND PROCEDURES

18

PART II.  OTHER INFORMATION

ITEM 1A.

RISK FACTORS

18

ITEM 6.

EXHIBITS

19

Signatures

19

Questar Market Resources Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$384.6	$384.1	$818.5	$799.2
From affiliated companies	46.0	40.2	90.8	92.6
Total Revenues	430.6	424.3	909.3	891.8

OPERATING EXPENSES
Cost of natural gas and other products sold	82.6	140.3	227.5	303.4
Operating and maintenance	47.0	42.2	94.3	87.6
General and administrative	24.7	15.5	43.9	32.1
Production and other taxes	21.5	20.3	45.3	48.2
Depreciation, depletion and amortization	74.4	54.6	147.4	107.6
Exploration	3.1	10.1	5.1	13.4
Abandonment and impairment	2.1	1.8	4.1	3.5
Wexpro Agreement-oil income sharing	2.0	1.2	3.1	2.8
Total Operating Expenses	257.4	286.0	570.7	598.6
Net gain (loss) on asset sales	(0.1)	0.3		0.4
OPERATING INCOME	173.1	138.6	338.6	293.6
Interest and other income	1.5	2.1	3.3	3.2
Income from unconsolidated affiliates	2.2	1.7	4.4	3.5
Net mark-to-market gain (loss) on basis-only swaps	(6.6)	(5.6)	5.2	(5.6)
Loss on early extinguishment of debt		(1.7)		(1.7)
Interest expense	(8.7)	(9.7)	(17.0)	(17.5)
INCOME BEFORE INCOME TAXES	161.5	125.4	334.5	275.5
Income taxes	59.4	46.1	122.9	101.6
NET INCOME	$102.1	$ 79.3	$211.6	$173.9

See notes accompanying the condensed consolidated financial statements

Questar Market Resources Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007 (Unaudited)	2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 18.2
Notes receivable from Questar	$ 98.2	69.8
Accounts receivable, net	201.1	237.3
Accounts receivable from affiliates	18.2	21.8
Fair value of derivative contracts	109.9	155.5
Gas and oil storage	12.0	27.7
Materials and supplies	28.3	28.7
Prepaid expenses and other	18.2	22.5
Total Current Assets	485.9	581.5
Property, Plant and Equipment	4,204.8	3,808.5
Accumulated depreciation, depletion and amortization	(1,435.0)	(1,309.7)
Net Property, Plant and Equipment	2,769.8	2,498.8
Investment in unconsolidated affiliates	45.2	37.5
Goodwill	60.9	60.9
Fair value of derivative contracts	3.4	49.0
Other noncurrent assets	23.6	21.9
Total Assets	$3,388.8	$3,249.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 15.5
Notes payable to Questar	131.7	$ 142.6
Accounts payable and accrued expenses	276.7	357.5
Accounts payable to affiliates	19.0	17.3
Fair value of derivative contracts	2.4	0.6
Deferred income taxes – current	22.7	41.7
Total Current Liabilities	468.0	559.7
Long-term debt	399.3	399.2
Deferred income taxes	638.3	579.0
Asset retirement obligations	136.7	128.3
Fair value of derivative contracts	17.2	0.2
Other long-term liabilities	49.3	38.4

COMMON SHAREHOLDER’S EQUITY
Common stock	4.3	4.3
Additional paid-in capital	126.1	122.0
Retained earnings	1,493.4	1,290.4
Accumulated other comprehensive income	56.2	128.1
Total Common Shareholder’s Equity	1,680.0	1,544.8
Total Liabilities and Common Shareholder’s Equity	$3,388.8	$3,249.6

See notes accompanying the condensed consolidated financial statements

Questar Market Resources Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$211.6	$173.9
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	147.8	109.0
Deferred income taxes	83.9	42.4
Share-based compensation	4.1	2.5
Abandonment and impairment	4.1	3.5
Dry exploratory-well expenses		9.9
Net (gain) from asset sales		(0.4)
Income from unconsolidated affiliates	(4.4)	(3.5)
Distributions from unconsolidated affiliates	3.2	2.8
Net mark-to-market (gain) loss on basis-only swaps	(5.2)	5.6
Loss on early extinguishment of debt		1.7
Changes in operating assets and liabilities	(22.9)	1.7
NET CASH PROVIDED FROM OPERATING ACTIVITIES	422.2	349.1

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(405.3)	(312.8)
Other investments	(6.5)	(2.5)
Total capital expenditures	(411.8)	(315.3)
Proceeds from disposition of assets	3.8	2.6
NET CASH USED IN INVESTING ACTIVITIES	(408.0)	(312.7)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(28.4)	20.9
Change in notes payable to Questar	(10.9)	(104.7)
Long-term debt issued, net of issue costs		247.0
Long term debt repaid		(200.0)
Early extinguishment of debt costs		(1.7)
Checks outstanding in excess of cash	15.5	6.3
Dividends paid	(8.6)	(8.6)
NET CASH USED IN FINANCING ACTIVITIES	(32.4)	(40.8)
Change in cash and cash equivalents	(18.2)	(4.4)
Beginning cash and cash equivalents	18.2	4.4
Ending cash and cash equivalents	$ -	$ -

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in the quarterly report on Form 10-Q are in millions, except where noted otherwise.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” Questar has granted and continues to grant share-based compensation to certain Market Resources employees. First-half share-based compensation expense amounted to $4.1 million in 2007 compared with $2.5 million in 2006. A two-for-one stock split declared by Questar’s board of directors was distributed June 18, 2007. Historical share and per-share amounts have been restated for the stock split. Unvested stock options held by employees of Market Resources increased by 60,000 shares in the first six months of 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2007	1,438,142	$7.50 – $38.57	$15.97
Granted	60,000	41.08	41.08
Exercised	(152,314)	8.50 – 17.55	12.69
Employee transferred	(16,064)	10.69	10.69
Balance at June 30, 2007	1,329,764	$7.50 – $41.08	$17.55

Questar Market Resources Form 10-Q

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2007	Weighted-average exercise price	Number unvested at June 30, 2007	Weighted-average exercise price
$7.50 - $8.50	137,628	2.2	$ 7.95	137,628	$ 7.95
9.56 - 11.98	391,642	4.5	11.67	391,642	11.67
13.56 - 14.86	519,418	5.0	13.70	519,418	13.70
17.55 - 24.33	21,076	6.8	17.55	8,576	17.55	12,250	$17.55
$38.57 - $41.08	260,000	5.9	39.15			260,000	39.15
	1,329,764	4.8	$17.55	1,057,264	$12.23	272,500	$38.16

Restricted share grants vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2007, was 18 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2007	459,746	$14.36 – $44.77	$29.54
Granted	184,070	38.96 – 55.42	43.10
Distributed	(125,220)	14.36 – 40.74	22.01
Forfeited	(10,572)	18.45 – 45.65	36.41
Balance at June 30, 2007	508,024	$14.36 – $55.42	$36.16

Note 4 – Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Line of business information is presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Following is a summary of operations by line of business:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$239.0	$198.4	$468.8	$409.2
Wexpro	4.9	3.7	11.4	10.0
Gas Management	49.4	40.5	93.4	81.7
Energy Trading and other	91.3	141.5	244.9	298.3
	$384.6	$384.1	$818.5	$799.2

Revenues from Affiliated Companies
Wexpro	$ 42.1	$ 36.5	$ 82.8	$ 75.2
Gas Management	3.9	3.4	7.9	7.0
Energy Trading and other		0.3	0.1	10.4
	$ 46.0	$ 40.2	$ 90.8	$ 92.6

Questar Market Resources Form 10-Q

Operating Income
Questar E&P	$119.9	$104.2	$237.0	$223.0
Wexpro	22.5	18.3	43.9	36.5
Gas Management	22.8	15.3	41.6	30.0
Energy Trading and other	7.9	0.8	16.1	4.1
	$173.1	$138.6	$338.6	$293.6

Net Income
Questar E&P	$ 66.7	$ 56.1	$143.9	$126.6
Wexpro	14.7	12.0	28.6	23.9
Gas Management	14.9	10.2	27.3	19.9
Energy Trading and other	5.8	1.0	11.8	3.5
	$102.1	$ 79.3	$211.6	$173.9

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

	2007	2006
	(in millions)
ARO liability at January 1,	$128.3	$74.3
Accretion	4.0	2.3
Liabilities incurred	4.1	3.4
Revisions	1.3
Liabilities settled	(1.0)	(0.6)
ARO liability at June 30,	$136.7	$79.4

Note 6 - Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Market Resources adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six-month period ended June 30, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Questar Market Resources Form 10-Q

Note 7 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas and oil-price derivatives. Changes in the market value of derivatives during the period result from contracts realized or otherwise settled, changes in energy prices and new derivative contracts. Comprehensive income is shown below:

	3 Months Ended June 30,	6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$102.1	$ 79.3	$211.6	$ 173.9
Other comprehensive income (loss)
Net unrealized gain (loss) on derivatives	7.1	44.4	(115.5)	283.3
Income taxes	(2.7)	(16.8)	43.6	(107.3)
Net other comprehensive income (loss)	4.4	27.6	(71.9)	176.0
Total comprehensive income	$106.5	$106.9	$139.7	$349.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Market Resources financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(in millions)
Market Resources
Questar E&P	$66.7	$56.1	$10.6	$143.9	$126.6	$17.3
Wexpro	14.7	12.0	2.7	28.6	23.9	4.7
Gas Management	14.9	10.2	4.7	27.3	19.9	7.4
Energy Trading and other	5.8	1.0	4.8	11.8	3.5	8.3
Net income	$102.1	$79.3	$22.8	$211.6	$173.9	$37.7

Market Resources, which conducts natural gas and oil exploration, development and production, gas gathering and processing, wholesale gas and oil marketing and gas storage, reported $102.1 million of net income for second quarter of 2007 compared with $79.3 million in the second quarter of 2006, a 29% increase and $211.6 million net income in the first half of 2007 compared with $173.9 million in the 2006 period. Operating income increased $34.5 million or 25% in the 2007 second quarter and was 15% higher in the 2007 first half compared to the 2006 periods due primarily to increased natural gas production at Questar E&P, increased gas-gathering volumes driven by an increase in third-party volumes at Gas Management and an increased investment base at Wexpro. Net mark-to-market gains (losses) on natural gas basis-only swaps increased first half 2007 net income $3.3 million and decreased first half 2006 net income by $3.5 million. Following is a summary of Market Resources financial and operating results:

Questar Market Resources Form 10-Q

	3 Months Ended June 30		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Natural gas sales	$200.2	$165.3	$396.1	$344.1
Oil and NGL sales	44.7	36.3	82.7	73.0
Cost-of-service gas operations	40.2	34.9	82.3	74.5
Energy marketing	91.9	142.1	245.7	309.3
Gas gathering, processing and other	53.6	45.7	102.5	90.9
Total revenues	430.6	424.3	909.3	891.8
Operating expenses
Energy purchases	82.6	140.3	227.5	303.4
Operating and maintenance	47.0	42.2	94.3	87.6
General and administrative	24.7	15.5	43.9	32.1
Production and other taxes	21.5	20.3	45.3	48.2
Depreciation, depletion and amortization	74.4	54.6	147.4	107.6
Exploration	3.1	10.1	5.1	13.4
Abandonment and impairment	2.1	1.8	4.1	3.5
Wexpro Agreement – oil-income sharing	2.0	1.2	3.1	2.8
Total operating expenses	257.4	286.0	570.7	598.6
Net gain (loss) from asset sales	(0.1)	0.3		0.4
Operating income	$173.1	$138.6	$338.6	$293.6

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (Bcf)	30.9	27.5	61.8	56.1
Oil and NGL (MMbbl)	0.7	0.6	1.4	1.2
Total production (Bcfe)	35.5	31.3	70.4	63.6
Average daily production (MMcfe)	389.9	343.8	389.1	351.2
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.47	$6.00	$6.41	$6.13
Oil and NGL (per bbl)	$50.55	$50.11	$49.63	$50.27
Wexpro investment base at June 30, net
of depreciation and deferred income taxes (millions)	$267.2	$220.1
Natural gas processing volumes
NGL sales (MMgal)	20.2	21.9	38.0	44.5
Fee-based processing (millions of MMBtu)	33.4	26.5	64.0	56.6
Natural gas processing revenues
NGL sales price (per gal)	$0.95	$0.89	$0.92	$0.88
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.15	$0.14
Natural gas gathering volumes (millions of MMBtu)
For unaffiliated customers	44.4	28.3	83.9	53.7
For affiliated customers	31.3	34.2	68.9	70.0
Total gathering	75.7	62.5	152.8	123.7
Gathering revenue (per MMBtu)	$0.33	$0.29	$0.31	$0.29
Natural gas and oil marketing volumes (MMdthe)

Questar Market Resources Form 10-Q

For unaffiliated customers	24.4	25.8	50.0	55.3
For affiliated customers	23.6	24.3	50.9	49.9
Total marketing	48.0	50.1	100.9	105.2

Questar E&P

Questar E&P reported net income of $66.7 million in the second quarter, up 19% from $56.1 million in the 2006 quarter. Net income for the first six months of 2007 rose 14% to $143.9 million compared to $126.6 million a year earlier. The impact of growing production combined with increased realized prices for natural gas was offset by a higher average production cost structure. Net mark-to-market losses on natural gas basis-only swaps reduced net income $4.1 million in the 2007 quarter and $3.5 million in the 2006 quarter. For the first six months of 2007, net mark-to-market gains (losses) on natural gas basis-only swaps increased net income $3.3 million compared to a reduction of $3.5 million in the 2006 period.

Questar E&P production volumes increased to 35.5 Bcfe in the second quarter of 2007, a 13% increase compared to the year-earlier period.  For the first six months of 2007 production volumes increased to 70.4 Bcfe, an 11% increase compared to the year-earlier period. Questar E&P shut in approximately 1 Bcfe (net) of unhedged June natural gas and associated liquid hydrocarbon production in response to low regional market prices for natural gas in the Rocky Mountain producing area. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P 2007 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(in Bcfe)
Pinedale Anticline	11.4	8.2	3.2	23.6	17.9	5.7
Uinta Basin	6.7	6.2	0.5	12.6	12.4	0.2
Rockies Legacy	4.9	*4.9		9.4	**10.0	(0.6)
Rocky Mountain total	23.0	19.3	3.7	45.6	40.3	5.3
Midcontinent	12.5	12.0	0.5	24.8	23.3	1.5
Total Questar E&P	35.5	31.3	4.2	70.4	63.6	6.8

*Includes 0.3 Bcfe working interest adjustment.

**Includes 0.7 Bcfe gas-imbalance settlement and 0.3 Bcfe working interest adjustment.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 32% to 23.6 Bcfe in the first six months of 2007 as a result of ongoing development drilling. Pinedale production growth is influenced by seasonal access restrictions imposed by the Bureau of Land Management that limit the company’s ability to drill and complete wells during the mid-November to early May period.

Questar E&P Rockies Legacy properties include all of the company’s Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy year-to-date 2007 production of 9.4 Bcfe was 0.6 Bcfe lower than a year ago. The 2006 production included a gas-imbalance settlement of 0.7 Bcfe.

In the Midcontinent, year-to-date production grew 6% to 24.8 Bcfe in 2007, driven by ongoing infill-development drilling in Elm Grove field in northwestern Louisiana. Net production from Elm Grove field increased to 7.8 Bcfe in the first six months of 2007, compared to 6.7 Bcfe in the year-earlier period.

For the first six months of 2007, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.41 per Mcf compared to $6.13 per Mcf for the same period in 2006, a 5% increase. Realized oil and NGL prices in the first six months of 2007 averaged $49.63 per bbl, compared with $50.27 per bbl during the prior year period, a 1% decrease. A regional comparison of average realized prices, including hedges, are shown in the following table:

Questar Market Resources Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Natural gas (per Mcf)
Rocky Mountains	$ 5.86	$ 5.64	$ 0.22	$ 5.88	$ 5.84	$ 0.04
Midcontinent	7.58	6.54	1.04	7.37	6.63	0.74
Volume-weighted average	6.47	6.00	0.47	6.41	6.13	0.28
Oil and NGL (per bbl)
Rocky Mountains	$51.81	$48.57	$ 3.24	$50.01	$48.65	$ 1.36
Midcontinent	48.21	53.57	(5.36)	48.88	53.94	(5.06)
Volume-weighted average	50.55	50.11	0.44	49.63	50.27	(0.64)

Approximately 70% of 2007 and 67% of 2006 first half gas production was hedged or pre-sold. Hedging increased Questar E&P gas revenues by $90.1 million in 2007 and $2.8 million in 2006. Approximately 64% of 2007 and 79% of 2006 first half Questar E&P oil production was hedged or pre-sold. Oil hedges reduced revenues $0.7 million in 2007 and $10.4 million in 2006.

Questar E&P may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the second quarter of 2007, Questar E&P hedged additional production through 2010. In the second quarter of 2006, the company began using basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Net mark-to-market losses on natural gas basis-only swaps reduced second quarter 2007 net income $4.1 million compared to a $3.5 million reduction in the prior-year period. Derivative positions as of June 30, 2007, are summarized in Item 3 of Part I in this quarterly report.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.36 per Mcfe in the second quarter of 2007 versus $2.86 per Mcfe in 2006. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.71	$1.38	$0.33	$1.70	$1.33	$ 0.37
Lease operating expense	0.62	0.54	0.08	0.61	0.54	0.07
General and administrative expense	0.44	0.27	0.17	0.40	0.31	0.09
Allocated interest expense	0.18	0.26	(0.08)	0.18	0.23	(0.05)
Production taxes	0.41	0.41		0.43	0.46	(0.03)
Total production costs	$3.36	$2.86	$0.50	$3.32	$2.87	$ 0.45

Production volume-weighted average depreciation, depletion and amortization rate increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent and Vermillion Basin in the Rockies. Lease operating expense per Mcfe increased due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe grew due to increased labor and legal expenses in the 2007 quarter and the reversal of a legal expense accrual in the year-earlier quarter. Allocated interest expense per unit of production decreased in the 2007 period due to increased current year production and refinancing costs incurred in the second quarter of 2006.

Questar E&P exploration expense decreased $7.0 million or 69% in the second quarter of 2007 and $8.3 million or 62% in the first six months compared to the 2006 periods as the result dry-hole costs incurred in 2006. Abandonment and impairment expense increased $0.3 million for the second quarter of 2007 and $0.6 million for the first six months of 2007.

Questar Market Resources Form 10-Q

Major Operating Areas

Pinedale Anticline

As of June 30, 2007, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 213 producing wells on the Pinedale Anticline compared to 149 a year earlier. Of the 213 producing wells, Questar E&P has working interests in 191 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 66 of the 213 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2006, Questar E&P had booked 316 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 931.9 Bcfe, or 57% of Questar E&P’s total proved reserves. With 10-acre-density drilling, the company currently estimates up to 932 wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of June 30, 2007, Questar E&P had a working interest in 861 producing wells in the Uinta Basin of eastern Utah, compared to 758 at June 30, 2006. At December 31, 2006, Questar E&P had booked 109 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 248.3 Bcfe or 15% of Questar E&P’s total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 16,000 feet. Questar E&P owns interests in over 242,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company’s Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 142.3 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2006. In the Vermillion Basin on the southwestern Wyoming-northwestern Colorado state line, Market Resources companies continue to evaluate the potential of several formations under 146,000 net leasehold acres. As of June 30, 2007, Market Resources had recompleted two older wells, drilled and completed 18 new wells, and one well was waiting on completion. The targets are the Baxter Shale, a thick, overpressured shale found at depths of about 9,500 to about 13,000 feet and deeper Frontier and Dakota tight-sand formations at depths to about 14,000 feet.

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

Questar E&P continues a two-rig infill-development project on its largest single Midcontinent asset, the Elm Grove field in northwest Louisiana. As of June 30, 2007, Questar E&P operated or had working interests in 263 producing wells in the Elm Grove field compared to 211 at June 30, 2006. At December 31, 2006, Questar E&P had 30 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 80 Bcfe, or 5% of the company’s total proved reserves.

Wexpro

Wexpro reported net income of $14.7 million, in the second quarter of 2007 compared to $12.0 in the 2006 quarter, a 23% increase. For the first six months of 2007, Wexpro net income was $28.6 million compared to $23.9 million in the prior year period, a 20% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at June 30, 2007, was $267.2 million, an increase of $47.1 million or 21% since June 30, 2006. Wexpro produced 9.6 Bcf of cost-of-service gas for delivery to affiliate Questar Gas in the second quarter of 2007.

Gas Management

Gas Management grew net income to $14.9 million in the second quarter of 2007 compared to $10.2 million in the 2006 period, a 46% increase. Net income for the first six months of 2007 increased 37% to $27.3 million compared to $19.9 million in the 2006 period, driven by higher gathering and processing volumes.

Gathering volumes increased 29.1 million MMBtu, or 24% to 152.8 million MMBtu in the first six months of 2007. New projects serving third parties in the Uinta Basin and expanded Pinedale production contributed to a 56% increase in third-party volumes

Questar Market Resources Form 10-Q

during the first half. Total gathering margins (revenues minus direct expenses) during the first six months of 2007 increased 53% to $34.1 million compared to $22.3 million in 2006. Gas Management gas-gathering volumes and revenues are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Gathering volumes (millions of MMBtu)
For unaffiliated customers	44.4	28.3	16.1	83.9	53.7	30.2
For affiliated customers	31.3	34.2	(2.9)	68.9	70.0	(1.1)
Total gathering volumes	75.7	62.5	13.2	152.8	123.7	29.1
Gathering revenue (per MMBtu)	$0.33	$0.29	$0.04	$0.31	$0.29	$0.02

Fee-based gas-processing volumes were 33.4 million MMBtu in the second quarter of 2007, a 26% increase compared to the 2006 period. Fee-based gas-processing revenues increased 36% or $1.3 million, while gross margin from keep-whole processing increased 45% or $3.6 million in the 2007 quarter. Approximately 74% of Gas Management net operating revenue (total revenue less processing plant-shrink) is derived from fee-based contracts, compared to 75% in the 2006 period. For the first six months of 2007, fee based gas-processing volumes were 64.0 million MMBtu compared to 56.6 million MMBtu in the 2006 period, a 13% increase. Gas Management uses forward sales contracts to reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in the second quarter of 2007 and $0.1 million for the first six months of 2007 compared to a reduction of $0.4 million in the 2006 quarter and an increase of $1.3 million for the first six months of 2006. Gas Management gas-processing volumes and revenues are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
NGL sales (MMgal)	20.2	21.9	(1.7)	38.0	44.5	(6.5)
Fee-based processing (millions of MMBtu)	33.4	26.5	6.9	64.0	56.6	7.4
NGL sales price (per gal)	$0.95	$0.89	$0.06	$0.92	$0.88	$0.04
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.01	$0.15	$0.14	$0.01

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

Energy Trading and Other

Energy Trading grew net income 480% to $5.8 million in the second quarter of 2007, driven primarily by increased trading margins. For the first six months of 2007, net income was $11.8 million compared to $3.5 million for the same period of 2007, a 237% increase. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage) totaled $18.2 million for the first six months of 2007 compared to $5.9 million a year ago.

Consolidated Results after Operating Income

Income from unconsolidated affiliates

Income before income tax from Gas Management’s interests in unconsolidated affiliates Rendezvous Gas Services and Uintah Basin Field Services was $4.3 million for the first six months of 2007 compared to $3.3 million in 2006. Rendezvous Gas Services provides gas-gathering services for the Pinedale and Jonah producing areas. Uintah Basin Field Services provides gas-gathering services for the Flat Rock area in southern Uinta Basin.

Interest expense

Interest expense declined 10% in the second quarter and 3% in the first half of 2007 compared to the 2006 periods. Second quarter 2006 interest expense included charges associated with Market Resources refinancing activities.

Net mark-to-market gain (loss) on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a net mark-to-market gain of $5.2

Questar Market Resources Form 10-Q

million on the NYMEX/Rockies basis-only swaps in the first half of 2007 compared with a net mark-to-market loss of $5.6 million in the first half of 2006.

Income taxes

The effective combined federal and state income tax rate was 36.7 % in the first half of 2007 compared with 36.9% in the 2006 period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources primary market-risk exposures arise from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas and oil-marketing transactions and some of Gas Management’s NGL sales.

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

Market Resources enters into commodity-price derivative arrangements with banks and energy-trading firms having investment-grade credit ratings. Collateral deposits are not required with the exception of one arrangement that extends credit up to a threshold amount above which Market Resources is required to deposit collateral for out-of-the-money derivative contracts. The amount of credit available may vary depending on the credit ratings assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182.0 million long-term revolving-credit facility with banks with no borrowings outstanding at June 30, 2007.

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources began using natural gas basis-only swaps in 2006 to manage the risk of a widening of basis differentials in the Rocky Mountains. These contracts are marked-to-market with any change in the valuation recognized in the determination of net income.

Questar Market Resources Form 10-Q

A summary of Market Resources derivative positions for equity production as of June 30, 2007, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2007
Second half	28.6	17.4	46.0	$6.72	$7.76	$7.12

2008
First half	22.0	17.3	39.3	$7.18	$7.93	$7.51
Second half	23.0	17.5	40.5	7.16	7.93	7.49
12 months	45.0	34.8	79.8	7.17	7.93	7.50

2009
First half	20.1	12.0	32.1	$7.11	$7.66	$7.31
Second half	20.5	12.2	32.7	7.11	7.66	7.31
12 months	40.6	24.2	64.8	7.11	7.66	7.31
2010
First half	3.3	6.9	10.2	$6.95	$7.58	$7.37
Second half	3.4	6.9	10.3	6.95	7.58	7.37
12 months	6.7	13.8	20.5	6.95	7.58	7.37

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2007
Second half	5.1		5.1	$2.40		$2.40

2008
First half	15.3		15.3	$1.63		$1.63
Second half	15.4		15.4	1.63		1.63
12 months	30.7		30.7	1.63		1.63

2009
First half	10.1		10.1	$1.15		$1.15
Second half	10.3		10.3	1.15		1.15
12 months	20.4		20.4	1.15		1.15

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2007
Second half	534	202	736	$52.01	$57.91	$53.63

Questar Market Resources Form 10-Q

2008
First half	218	146	364	$60.93	$66.93	$63.33
Second half	221	147	368	60.93	66.93	63.33
12 months	439	293	732	60.93	66.93	63.33

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.65
12 months	438	292	730	60.55	66.55	62.95

As of June 30, 2007, Market Resources held commodity-price hedging contracts covering about 310.6 million MMBtu of natural gas, 2.2 MMbbl of oil and 16.4 million gallons of NGL. A year earlier Market Resources hedging contracts covered 171.6 million MMBtu of natural gas, 2.7 MMbbl of oil and 33.8 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 60.4 million MMBtu of natural gas as of June 30, 2007 compared with 42.4 million MMBtu in 2006. Changes in the fair value of derivative contracts from December 31, 2006 to June 30, 2007 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas and oil-derivative contracts outstanding at December 31, 2006	$205.6	($ 1.9)	$203.7
Contracts realized or otherwise settled	(99.8)	1.2	(98.6)
Change in gas and oil prices on futures markets	(12.8)	5.4	(7.4)
Contracts added since December 31, 2006	(2.6)	(2.3)	(4.9)
Contracts re-designated as fixed-price swaps		0.9	0.9
Net fair value of gas and oil-derivative contracts outstanding at June 30, 2007	$ 90.4	$3.3	$ 93.7

About $107.5 million of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income. The net fair value of gas and oil-derivative contracts as of June 30, 2007, is shown below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2008	$103.6	$3.9	$107.5
Contracts maturing between July 1, 2008 and June 30, 2009	(0.8)	(0.6)	(1.4)
Contracts maturing between July 1, 2009 and June 30, 2010	(10.7)		(10.7)
Contracts maturing after June 30, 2010	(1.7)		(1.7)
	$90.4	$3.3	$93.7

The following table shows sensitivity of fair value of gas and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2007	2006
	(in millions)
Net fair value – asset (liability)	$ 93.7	($ 41.2)
Value if market prices of gas and oil and basis differentials decline by 10%	261.2	87.8
Value if market prices of gas and oil and basis differentials increase by 10%	($73.8)	($171.3)

Questar Market Resources Form 10-Q

Interest-Rate Risk Management

As of June 30, 2007, Market Resources had $399.3 million of fixed-rate long-term debt.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Questar may be subject to future greenhouse gas regulation. On April 2, 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, in which the Court held that carbon dioxide, a greenhouse gas, is a pollutant regulated under the Clean Air Act and that EPA has a duty to make a determination regarding whether emissions of carbon dioxide from mobile sources

Questar Market Resources Form 10-Q

endanger health and the environment. Although the decision addresses mobile source emissions, it is already being cited in other pending litigation as support for the proposition that EPA should promulgate National Ambient Air Quality Standards for carbon dioxide with attendant direct restrictions on emissions of carbon dioxide from stationary sources of air emissions. In addition to this legal development, there are a number of bills pending in Congress which would regulate greenhouse gas emissions through a cap-and-trade system under which emitters of greenhouse gases would be allocated or sold allowances to permit emissions of greenhouse gases. While it is likely that there will be regulation of greenhouse gas emissions in the next few years, it is too early to predict with any certainty how this regulation will affect Questar’s business, operations or financial results.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

10.1.

Fifth Amendment to Credit Agreement dated July 25, 2007, by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders.

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

QUESTAR MARKET RESOURCES, INC.

(Registrant)

August 3, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

August 3, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibits

10.1.

Fifth Amendment to Credit Agreement dated July 25, 2007, by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders.

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources Form 10-Q

32.

Certification signed by C. B. Stanley and S. E. Parks, Questar Market Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the referenced filing and are incorporated herein by reference.

Exhibit 10.1.

FIFTH AMENDMENT TO CREDIT AGREEMENT

THIS FIFTH AMENDMENT TO CREDIT AGREEMENT (herein called the “Amendment”) made as of July 25, 2007 by and among QUESTAR MARKET RESOURCES, INC., a Utah corporation (“Borrower”), BANK OF AMERICA, N.A., individually and as administrative agent (“Administrative Agent”), and the Lenders party to the Original Agreement defined below (“Lenders”).

W I T N E S S E T H:

WHEREAS, Borrower, Administrative Agent and Lenders entered into that certain Credit Agreement dated as of March 19, 2004, (as amended by (i) that certain First Amendment to Credit Agreement dated as of October 25, 2004, (ii) that certain Second Amendment to Credit Agreement dated as of August 9, 2005, (iii) that certain Third Amendment to Credit Agreement dated as of September 20, 2005, and (vi) that certain Fourth Amendment to Credit Agreement dated as of July 27, 2006, the “Original Agreement”), for the purpose and consideration therein expressed, whereby Lenders became obligated to make loans to Borrower as therein provided; and

WHEREAS, Borrower, Administrative Agent and Lenders desire to further amend the Original Agreement in order to extend the Maturity Date by one year as set forth herein;

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

§ 1.1.

Terms Defined in the Original Agreement.  Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

§ 1.2.

Other Defined Terms.  Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

“Amendment” means this Fifth Amendment to Credit Agreement.

“Credit Agreement” means the Original Agreement as amended hereby.

ARTICLE II.

AMENDMENT TO ORIGINAL AGREEMENT

§ 2.1.

Defined Terms.  The following definitions in Section 1.01 of the Original Agreement are hereby amended in their entirety to read as follows:

“Maturity Date” means August 9, 2012.

Questar Market Resources Form 10-Q

ARTICLE III.

CONDITIONS TO EFFECTIVENESS

§ 3.1.

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

§ 4.1.

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

Questar Market Resources Form 10-Q

(d)

When duly executed and delivered, each of this Amendment and the Credit Agreement will be a legal and binding obligation of Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application.

(e)

The audited annual consolidated financial statements of Borrower dated as of December 31, 2006 and the unaudited quarterly consolidated financial statements of Borrower dated as of March 31, 2007 fairly present the consolidated financial position at such dates and the consolidated results of operations and the changes in consolidated financial position for the periods ending on such dates for Borrower.  Copies of such consolidated financial statements have heretofore been delivered to each Lender.  Since such dates no material adverse change has occurred in the consolidated financial condition or businesses of Borrower.

ARTICLE V.

MISCELLANEOUS

§ 5.1.

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

§ 5.2.

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

§ 5.3.

Loan Documents.  This Amendment is a Loan Document, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto.

§ 5.4.

Governing Law.  This Amendment shall be governed by and construed in accordance the laws of the State of New York and any applicable laws of the United States of America in all respects, including construction, validity and performance.

§ 5.5.

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

QUESTAR MARKET RESOURCES, INC.

By:

Name:  C. B. Stanley

Title:    President and CEO

BANK OF AMERICA, N.A., as Administrative Agent

By:

Name:

Questar Market Resources Form 10-Q

Title:

BANK OF AMERICA, N.A., as a Lender and L/C Issuer

By:

Name:

Title:

BMO CAPITAL MARKETS

FINANCING, INC., as a Lender

By:

Name:

Title:

WELLS FARGO BANK, NA, as

Co-Syndication Agent and a Lender

By:

Name:

Title:

SUNTRUST BANK, as

Co-Documentation Agent and a Lender

By:

Name:

Title:

JPMORGAN CHASE BANK, N.A., as

Co-Documentation Agent and a Lender

By:

Name:

Title:

WACHOVIA BANK, NATIONAL ASSOCIATION, as a Lender

By:

Name:

Title:

THE BANK OF TOKYO-MITSUBISHI, LTD., as a Lender

By:

Name:

Title:

BARCLAYS BANK PLC, as a Lender

By:

Name:

Title:

THE ROYAL BANK OF SCOTLAND plc, as a Lender

By:

Name:

Title:

Questar Market Resources Form 10-Q

Exhibit 31.1.

CERTIFICATION

I, C. B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending June 30, 2007;

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

August 3, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

Questar Market Resources Form 10-Q

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending June 30, 2007;

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

August 3, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Market Resources Form 10-Q

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), C. B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

August 3, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

August 3, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Market Resources Form 10-Q