Form 10-Q
period 2007-09-30
QUESTAR MARKET RESOURCES INC
filed 2007-11-02
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

On October 31, 2007, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended September 30, 2007

TABLE OF CONTENTS

Page

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

   September 30, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of September 30, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

9

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

15

ITEM 4T

CONTROLS AND PROCEDURES

18

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

19

ITEM 6.

EXHIBITS

19

Signatures

20

Questar Market Resources 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$372.8	$427.9	$1,191.3	$1,227.1
From affiliated companies	39.0	40.0	129.8	132.6
Total Revenues	411.8	467.9	1,321.1	1,359.7

OPERATING EXPENSES
Cost of natural gas and other products sold	83.3	170.0	310.8	473.4
Operating and maintenance	44.7	44.4	139.0	132.0
General and administrative	23.4	18.2	67.3	50.3
Production and other taxes	15.9	22.0	61.2	70.2
Depreciation, depletion and amortization	71.3	61.8	218.7	169.4
Exploration	1.6	16.8	6.7	30.2
Abandonment and impairment	2.3	2.0	6.4	5.5
Wexpro Agreement-oil income sharing	1.3	1.7	4.4	4.5
Total Operating Expenses	243.8	336.9	814.5	935.5
Net gain (loss) on asset sales	(0.3)	25.2	(0.3)	25.6
OPERATING INCOME	167.7	156.2	506.3	449.8
Interest and other income	2.9	1.0	6.2	4.3
Income from unconsolidated affiliates	2.4	1.8	6.8	5.3
Net mark-to-market gain (loss) on basis-only swaps	9.0	(5.2)	14.2	(10.8)
Loss on early extinguishment of debt				(1.7)
Interest expense	(8.9)	(7.9)	(25.9)	(25.4)
INCOME BEFORE INCOME TAXES	173.1	145.9	507.6	421.5
Income taxes	64.4	53.9	187.3	155.5
NET INCOME	$108.7	$ 92.0	$ 320.3	$ 266.0

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2007 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2007 (Unaudited)	2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 18.2
Notes receivable from Questar	$ 79.9	69.8
Accounts receivable, net	186.1	237.3
Accounts receivable from affiliates	15.6	21.8
Fair value of derivative contracts	133.4	155.5
Gas and oil storage	17.8	27.7
Materials and supplies	26.4	28.7
Prepaid expenses and other	19.2	22.5
Total Current Assets	478.4	581.5
Property, Plant and Equipment	4,437.4	3,808.5
Accumulated depreciation, depletion and amortization	(1,494.4)	(1,309.7)
Net Property, Plant and Equipment	2,943.0	2,498.8
Investment in unconsolidated affiliates	45.9	37.5
Goodwill	60.9	60.9
Fair value of derivative contracts	41.4	49.0
Other noncurrent assets	17.1	21.9
Total Assets	$3,586.7	$3,249.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 19.2
Notes payable to Questar	125.4	$ 142.6
Accounts payable and accrued expenses	281.8	357.5
Accounts payable to affiliates	14.8	17.3
Fair value of derivative contracts	0.8	0.6
Deferred income taxes – current	31.7	41.7
Total Current Liabilities	473.7	559.7
Long-term debt	399.3	399.2
Deferred income taxes	702.8	579.0
Asset retirement obligations	140.2	128.3
Fair value of derivative contracts	1.1	0.2
Other long-term liabilities	39.5	38.4

COMMON SHAREHOLDER’S EQUITY
Common stock	4.3	4.3
Additional paid-in capital	128.5	122.0
Retained earnings	1,597.7	1,290.4
Accumulated other comprehensive income	99.6	128.1
Total Common Shareholder’s Equity	1,830.1	1,544.8
Total Liabilities and Common Shareholder’s Equity	$3,586.7	$3,249.6

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2007 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$320.3	$266.0
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	219.4	171.0
Deferred income taxes	130.8	75.7
Share-based compensation	6.5	4.1
Abandonment and impairment	6.4	5.5
Dry exploratory-well expenses	(0.2)	24.0
Net (gain) loss from asset sales	0.3	(25.6)
Income from unconsolidated affiliates	(6.8)	(5.3)
Distributions from unconsolidated affiliates	7.3	4.9
Net mark-to-market (gain) loss on basis-only swaps	(14.2)	10.8
Loss on early extinguishment of debt		1.7
Changes in operating assets and liabilities	(16.7)	(11.0)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	653.1	521.8

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(645.5)	(521.3)
Other investments	(8.9)	(6.3)
Total capital expenditures	(654.4)	(527.6)
Proceeds from disposition of assets	4.2	30.9
NET CASH USED IN INVESTING ACTIVITIES	(650.2)	(496.7)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(10.1)	11.3
Change in notes payable to Questar	(17.2)	(87.3)
Long-term debt issued, net of issue costs		247.0
Long term debt repaid		(200.0)
Early extinguishment of debt costs		(1.7)
Checks outstanding in excess of cash	19.2	14.2
Dividends paid	(13.0)	(13.0)
NET CASH USED IN FINANCING ACTIVITIES	(21.1)	(29.5)
Change in cash and cash equivalents	(18.2)	(4.4)
Beginning cash and cash equivalents	18.2	4.4
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2007 Form 10-Q

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar amounts in the quarterly report on Form 10-Q are in millions, except where noted otherwise.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” Questar has granted and continues to grant share-based compensation to certain Market Resources employees. Share-based compensation expense for the first nine months amounted to $6.5 million in 2007 compared with $4.1 million in 2006. Unvested stock options held by employees of Market Resources increased by 60,000 shares in the first nine months of 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2007	1,438,142	$7.50 – $38.57	$15.97
Granted	60,000	41.08	41.08
Exercised	(155,214)	8.50 – 17.55	12.70
Employee transferred	(16,064)	10.69	10.69
Balance at September 30, 2007	1,326,864	$7.50 – $41.08	$17.56

Questar Market Resources 2007 Form 10-Q

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2007	Weighted-average exercise price	Number unvested at Sept. 30, 2007	Weighted-average exercise price
$7.50 - $8.50	137,628	2.0	$ 7.95	137,628	$ 7.95
9.56 - 11.98	390,742	4.3	11.67	390,742	11.67
13.56 - 14.86	517,418	4.8	13.70	517,418	13.70
17.55 - 24.33	21,076	6.5	17.55	21,076	17.55
$38.57 - $41.08	260,000	5.6	39.15			260,000	$39.15
	1,326,864	4.5	$17.56	1,066,864	$12.29	260,000	$39.15

Restricted share grants vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2007, was 18 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2007	459,746	$14.36 – $44.77	$29.54
Granted	269,740	38.96 – 55.42	45.30
Distributed	(140,754)	14.36 – 44.77	23.57
Forfeited	(15,670)	18.45 – 45.65	36.32
Balance at September 30, 2007	573,062	$14.36 – $55.42	$38.23

Note 4 – Operations by Line of Business

Market Resources has four primary reportable segments: Questar E&P, Wexpro, Gas Management and Energy Trading. Line of business information is presented according to management’s basis for evaluating performance including differences in the nature of products and services. Certain intersegment sales include intercompany profits. Following is a summary of operations by line of business:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$233.2	$206.0	$ 702.0	$ 615.2
Wexpro	6.0	6.1	17.4	16.1
Gas Management	44.4	41.5	137.8	123.2
Energy Trading and other	89.2	174.3	334.1	472.6
	$372.8	$427.9	$1,191.3	$1,227.1

Revenues from Affiliated Companies
Wexpro	$35.6	$ 36.4	$118.4	$ 111.6
Gas Management	3.3	3.5	11.2	10.5
Energy Trading and other	0.1	0.1	0.2	10.5
	$39.0	$ 40.0	$129.8	$ 132.6

Questar Market Resources 2007 Form 10-Q

Operating Income
Questar E&P	$120.0	$117.1	$357.0	$340.1
Wexpro	22.4	18.7	66.3	55.2
Gas Management	20.2	16.7	61.8	46.7
Energy Trading and other	5.1	3.7	21.2	7.8
	$167.7	$156.2	$506.3	$449.8

Net Income
Questar E&P	$ 76.4	$66.0	$220.3	$192.6
Wexpro	14.8	12.1	43.4	36.1
Gas Management	13.3	11.0	40.6	30.9
Energy Trading and other	4.2	2.9	16.0	6.4
	$108.7	$92.0	$320.3	$266.0

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

	2007	2006
	(in millions)
ARO liability at January 1,	$128.3	$ 74.3
Accretion	6.0	4.5
Liabilities incurred	6.1	7.0
Revisions	1.4	22.3
Liabilities settled	(1.6)	(1.9)
ARO liability at September 30,	$140.2	$106.2

Note 6 - Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Market Resources adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the nine-month period ended September 30, 2007. Tax years 2004 and after are open.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Questar Market Resources 2007 Form 10-Q

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

	3 Months Ended Sept. 30,	9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
Net income	$108.7	$ 92.0	$320.3	$ 266.0
Other comprehensive income (loss)
Net unrealized gain (loss) on derivatives	69.9	196.6	(45.6)	479.9
Income taxes	(26.5)	(74.4)	17.1	(181.7)
Net other comprehensive income (loss)	43.4	122.2	(28.5)	298.2
Total comprehensive income	$152.1	$214.2	$291.8	$564.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Market Resources financial condition provided in its 2006 Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
	(in millions)
Market Resources
Questar E&P	$ 76.4	$66.0	$ 10.4	$220.3	$192.6	$ 27.7
Wexpro	14.8	12.1	2.7	43.4	36.1	7.3
Gas Management	13.3	11.0	2.3	40.6	30.9	9.7
Energy Trading and other	4.2	2.9	1.3	16.0	6.4	9.6
Net income	$108.7	$92.0	$ 16.7	$320.3	$266.0	$ 54.3

Market Resources reported net income of $108.7 million in the third quarter of 2007 compared with $92.0 million in the third quarter of 2006, an 18% increase, and $320.3 million net income in the first nine months of 2007 compared with $266.0 million in the 2006 period. Operating income increased $11.5 million or 7% in the 2007 third quarter and increased $56.5 million or 13% in the 2007 first nine months compared to the 2006 periods due primarily to higher realized natural gas, crude oil and NGL prices, increased gas-gathering volumes driven by an increase in third-party volumes at Gas Management and an increased investment base at Wexpro. Net mark-to-market gains (losses) on natural gas basis-only swaps increased net income by $8.9 million in the first nine months of 2007 and decreased  net income by $6.7 million in the first nine months of 2006. Following is a summary of Market Resources financial and operating results:

Questar Market Resources 2007 Form 10-Q

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Natural gas sales	$188.2	$168.7	$584.3	$512.8
Oil and NGL sales	48.9	42.0	131.6	115.0
Cost-of-service gas operations	35.6	36.5	117.9	111.0
Energy marketing	89.8	174.9	335.5	484.2
Gathering	26.4	22.1	82.3	63.0
Processing	21.3	23.0	66.6	70.7
Other	1.6	0.7	2.9	3.0
Total revenues	411.8	467.9	1,321.1	1,359.7
Operating expenses
Energy purchases	83.3	170.0	310.8	473.4
Operating and maintenance	44.7	44.4	139.0	132.0
General and administrative	23.4	18.2	67.3	50.3
Production and other taxes	15.9	22.0	61.2	70.2
Depreciation, depletion and amortization	71.3	61.8	218.7	169.4
Exploration	1.6	16.8	6.7	30.2
Abandonment and impairment	2.3	2.0	6.4	5.5
Wexpro Agreement – oil-income sharing	1.3	1.7	4.4	4.5
Total operating expenses	243.8	336.9	814.5	935.5
Net gain (loss) from asset sales	(0.3)	25.2	(0.3)	25.6
Operating income	$167.7	$156.2	$506.3	$449.8

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (Bcf)	29.2	29.4	91.0	85.5
Oil and NGL (MMbbl)	0.8	0.8	2.2	2.0
Total production (Bcfe)	33.9	33.8	104.3	97.4
Average daily production (MMcfe)	368.6	367.4	382.2	356.7
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.44	$5.73	$6.42	$5.99
Oil and NGL (per bbl)	$54.95	$49.81	$51.51	$50.10
Wexpro investment base at September 30, net
of depreciation and deferred income taxes (millions)	$284.6	$224.8
Natural gas processing volumes
NGL sales (MMgal)	16.5	20.8	54.5	65.3
NGL sales price (per gal)	$1.00	$0.89	$0.94	$0.89
Fee-based processing volumes (millions of MMBtu)
For unaffiliated customers	14.2	10.2	34.9	27.3
For affiliated customers	19.5	20.3	62.8	59.8
Total fee-based processing volumes	33.7	30.5	97.7	87.1
Fee-based processing (per MMBtu)	$0.14	$0.14	$0.15	$0.14
Natural gas gathering volumes (millions of MMBtu)
For unaffiliated customers	43.1	34.3	127.0	88.0

Questar Market Resources 2007 Form 10-Q

For affiliated customers	28.3	37.8	97.2	107.8
Total gas gathering volumes	71.4	72.1	224.2	195.8
Gas gathering revenue (per MMBtu)	$0.32	$0.28	$0.31	$0.29
Natural gas and oil marketing volumes (MMdthe)
For unaffiliated customers	24.6	29.3	74.6	84.6
For affiliated customers	24.7	24.9	75.6	74.8
Total marketing volumes	49.3	54.2	150.2	159.4

Questar E&P

Questar E&P reported net income of $76.4 million in the third quarter of 2007, up 16% from $66.0 million in the 2006 quarter. Net income for the first nine months of 2007 rose 14% to $220.3 million compared to $192.6 million a year earlier. The impact of increased realized prices for natural gas, crude oil, and NGL was partially offset by a higher average production cost structure.

Questar E&P production volumes were 33.9 Bcfe in the third quarter of 2007, compared to 33.8 Bcfe in the year-earlier period. Questar E&P shut in approximately 4.4 Bcfe (net) of unhedged third quarter 2007 natural gas and associated liquid hydrocarbon production in response to low regional-market prices for natural gas. For the first nine months of 2007 production volumes increased 7% to 104.3 Bcfe, compared to the year-earlier period despite approximately 5.4 Bcfe of net production shut in. On an energy-equivalent basis, natural gas comprised approximately 86% of Questar E&P third quarter 2007 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
	(in Bcfe)
Pinedale Anticline	11.4	10.9	0.5	35.0	28.8	6.2
Uinta Basin	6.1	6.5	(0.4)	18.7	18.9	(0.2)
Rockies Legacy	3.8	4.5	(0.7)	13.2	*14.5	(1.3)
Rocky Mountain total	21.3	21.9	(0.6)	66.9	62.2	4.7
Midcontinent	12.6	11.9	0.7	37.4	35.2	2.2
Total Questar E&P	33.9	33.8	0.1	104.3	97.4	6.9

*Includes an increase of 0.7 Bcfe related to a gas-imbalance settlement.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 22% to 35.0 Bcfe in the first nine months of 2007 as a result of ongoing development drilling. Pinedale production growth is influenced by seasonal access restrictions imposed by the Bureau of Land Management that limit the Company’s ability to drill and complete wells during the mid-November to early-May period.

Questar E&P Rockies Legacy properties include all of the Company’s Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy year-to-date 2007 production of 13.2 Bcfe was 1.3 Bcfe lower than a year ago. The 2006 production included a gas-imbalance settlement of 0.7 Bcfe.

In the Midcontinent, year-to-date production grew 6% to 37.4 Bcfe in 2007, driven by ongoing infill-development drilling in Elm Grove field in northwestern Louisiana. Net production from Elm Grove field increased to 12.0 Bcfe in the first nine months of 2007, compared to 10.4 Bcfe in the year-earlier period.

For the first nine months of 2007, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.42 per Mcf compared to $5.99 per Mcf for the same period in 2006, a 7% increase. Realized oil and NGL prices in the first nine months of 2007 averaged $51.51 per bbl, compared with $50.10 per bbl during the prior-year period, a 3% increase. A regional comparison of average realized prices, including hedges, are shown in the following table:

Questar Market Resources 2007 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
Natural gas (per Mcf)
Rocky Mountains	$ 5.82	$ 5.38	$0.44	$ 5.86	$ 5.68	$ 0.18
Midcontinent	7.48	6.36	1.12	7.41	6.54	0.87
Volume-weighted average	6.44	5.73	0.71	6.42	5.99	0.43
Oil and NGL (per bbl)
Rocky Mountains	$54.89	$46.59	$ 8.30	51.72	$47.88	$3.84
Midcontinent	55.06	57.68	(2.62)	51.09	55.28	(4.19)
Volume-weighted average	54.95	49.81	5.14	51.51	50.10	1.41

Questar E&P hedged or pre-sold approximately 73% of gas production in the first nine months of 2007, and hedged or pre-sold 68% of gas production in the comparable 2006 period. Hedging increased Questar E&P gas revenues by $174.1 million in 2007 and $21.0 million in 2006. The Company hedged or pre-sold approximately 62% of its oil production in the first nine months of 2007, and hedged or pre-sold 78% of its oil production in the same 2006 period. Oil hedges reduced revenues $6.2 million in 2007 and $17.1 million in 2006.

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the third quarter of 2007, Questar E&P hedged additional production through 2010. In the second quarter of 2006, the Company began using basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Net mark-to-market changes in natural gas basis-only swaps increased third quarter 2007 net income by $5.6 million compared to a $3.2 million reduction in the prior-year period. Derivative positions as of September 30, 2007, are summarized in Item 3 of Part I in this quarterly report.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 14% to $3.38 per Mcfe in the third quarter of 2007 compared to $2.97 per Mcfe in the 2006 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.75	$1.43	$0.32	$1.72	$1.37	$0.35
Lease operating expense	0.66	0.56	0.10	0.62	0.55	0.07
General and administrative expense	0.44	0.34	0.10	0.41	0.32	0.09
Allocated interest expense	0.18	0.19	(0.01)	0.18	0.21	(0.03)
Production taxes	0.35	0.45	(0.10)	0.41	0.45	(0.04)
Total production costs	$3.38	$2.97	$0.41	$3.34	$2.90	$0.44

Production volume-weighted average depreciation, depletion and amortization rate increased in 2007 due to higher costs for drilling, completion and related services, higher cost of steel casing, other tubulars and wellhead equipment, the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent and Vermillion Basin in the Rockies. Lease operating expense per Mcfe higher due to increased costs of materials and consumables, increased produced-water disposal costs and higher well-workover activity. General and administrative expense per Mcfe grew due to increased labor and legal expenses in 2007, including expenses related to a legal settlement. Allocated interest expense per unit of production decreased in 2007 due to reduced debt expense in both periods and increased current-year production for the nine-month period. Production taxes were lower in 2007 due to lower market prices for natural gas in the Rockies region. The Company pays production taxes based on sales prices before the impact of hedges.

Questar E&P exploration expense decreased $15.2 million or 90% in the third quarter of 2007 and $23.5 million or 78% in the first nine months compared to the 2006 periods as a result of dry-hole costs incurred in 2006. Abandonment and impairment expense increased $0.3 million for the third quarter of 2007 and $0.9 million for the first nine months of 2007.

Questar Market Resources 2007 Form 10-Q

Major Operating Areas

Pinedale Anticline

As of September 30, 2007, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 237 producing wells on the Pinedale Anticline compared to 178 a year earlier. Of the 237 producing wells, Questar E&P has working interests in 215 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 71 of the 237 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2006, Questar E&P had booked 316 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 931.9 Bcfe, or 57% of Questar E&P’s total proved reserves. With 10-acre-density drilling, the Company currently estimates up to 932 wells will be required to fully develop the Lance Pool on its acreage. The Company is evaluating the economic potential of development on five-acre density at Pinedale.

Uinta Basin

As of September 30, 2007, Questar E&P had a working interest in 846 producing wells in the Uinta Basin of eastern Utah, compared to 794 at September 30, 2006. At December 31, 2006, Questar E&P had booked 109 proved-undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 248.3 Bcfe or 15% of Questar E&P’s total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 16,000 feet. Questar E&P owns interests in over 242,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Company’s Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 142.3 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2006. In the Vermillion Basin on the southwestern Wyoming-northwestern Colorado state line, Market Resources companies continue to evaluate the potential of several formations under 146,000 net leasehold acres. As of September 30, 2007, Market Resources had recompleted two older wells and drilled and completed 20 new wells. The targets are the Baxter Shale, a thick, overpressured shale found at depths of about 9,500 to about 13,000 feet and deeper Frontier and Dakota tight-sand formations at depths to about 14,000 feet.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko basin of Oklahoma and the Texas Panhandle, the Arkoma basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Louisiana, Texas and Arkansas. With the exception of the Elm Grove field in northwest Louisiana and the Granite Wash play in the Texas Panhandle, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 308.9 Bcfe or 19% of Questar E&P total proved reserves at December 31, 2006.

Questar E&P continues a two-rig infill-development project on its largest single Midcontinent asset, the Elm Grove field in northwest Louisiana. As of September 30, 2007, Questar E&P operated or had working interests in 278 producing wells in the Elm Grove field compared to 218 at September 30, 2006. At December 31, 2006, Questar E&P had 30 proved-undeveloped locations and reported estimated net proved reserves at Elm Grove of 80 Bcfe, or 5% of the Company’s total proved reserves.

Wexpro

Wexpro reported net income of $14.8 million, in the third quarter of 2007 compared to $12.1 in the 2006 quarter, a 22% increase. For the first nine months of 2007, Wexpro net income was $43.4 million compared to $36.1 million in the prior year period, a 20% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at September 30, 2007, was $284.6 million, an increase of $59.8 million or 27% since September 30, 2006. Wexpro produced 6.6 Bcf of cost-of-service gas for delivery to affiliate Questar Gas in the third quarter of 2007.

Gas Management

Gas Management grew net income to $13.3 million in the third quarter of 2007 compared to $11.0 million in the 2006 period, a 21% increase. Net income for the first nine months of 2007 increased 31% to $40.6 million compared to $30.9 million in the 2006 period, driven by higher gathering and processing volumes.

Questar Market Resources 2007 Form 10-Q

Gathering volumes increased 28.4 million MMBtu, or 15% to 224.2 million MMBtu in the first nine months of 2007. New projects serving third parties in the Uinta Basin and expanded Pinedale production contributed to a 44% increase in third-party volumes during the first nine months. Total gathering margins (revenues minus direct expenses) during the first nine months of 2007 increased 42% to $50.2 million compared to $35.3 million in 2006. Gas Management gas-gathering volumes and revenue are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
Gas gathering volumes (millions of MMBtu)
For unaffiliated customers	43.1	34.3	8.8	127.0	88.0	39.0
For affiliated customers	28.3	37.8	(9.5)	97.2	107.8	(10.6)
Total gas gathering volumes	71.4	72.1	(0.7)	224.2	195.8	28.4
Gas gathering revenue (per MMBtu)	$0.32	$ 0.28	$0.04	$0.31	$ 0.29	$0.02

Fee-based gas-processing volumes were 33.7 million MMBtu in the third quarter of 2007, a 10% increase compared to the 2006 period. Fee-based gas-processing revenues increased 13% or $0.5 million, while gross margin from keep-whole processing increased 44% or $3.4 million in the 2007 quarter. Approximately 74% of Gas Management net operating revenue (total revenue less processing plant-shrink) is derived from fee-based contracts, compared to 78% in the 2006 period. For the first nine months of 2007, fee based gas-processing volumes were 97.7 million MMBtu compared to 87.1 million MMBtu in the 2006 period, a 12% increase. Gas Management uses forward sales contracts to reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.5 million in the third quarter of 2007 and $1.6 million for the first nine months of 2007 compared to reductions of $2.2 million in the 2006 quarter and $0.8 million for the first nine months of 2006. Gas Management gas-processing volumes and revenues are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2007	2006	Change	2007	2006	Change
Natural gas processing volumes
NGL sales (MMgal)	16.5	20.8	(4.3)	54.5	65.3	(10.8)
NGL sales price (per gal)	$1.00	$0.89	$0.11	$0.94	$0.89	$0.05
Fee-based processing volumes (millions of MMBtu)
For unaffiliated customers	14.2	10.2	4.0	34.9	27.3	7.6
For affiliated customers	19.5	20.3	(0.8)	62.8	59.8	3.0
Total fee-based processing volumes	33.7	30.5	3.2	97.7	87.1	10.6
Fee-based processing revenue (per MMBtu)	$0.14	$0.14		$0.15	$0.14	$0.01

During the first quarter of 2007, Gas Management placed a 20.8-mile 20-inch-diameter pipeline between Gas Management’s Blacks Fork gas-processing plant and Kern River Gas Transmission Co.’s Muddy Creek compressor station into service. The FERC-regulated Rendezvous Pipeline Co., LLC, a wholly owned subsidiary of Gas Management, can deliver up to 300 MMcf of natural gas per day to markets in California and Nevada served by the Kern River pipeline.

Energy Trading and Other

Energy Trading grew net income 45% to $4.2 million in the third quarter of 2007, driven primarily by increased trading margins. For the first nine months of 2007, net income was $16.0 million compared to $6.4 million for the same period of 2007, a 150% increase. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage) totaled $24.7 million for the first nine months of 2007 compared to $10.8 million a year ago.

Consolidated Results after Operating Income

Income from unconsolidated affiliates

Income from unconsolidated affiliates, primarily Rendezvous Gas Services, was $6.8 million for the first nine months of 2007 compared to $5.3 million in 2006. Rendezvous Gas Services provides gas-gathering services for the Pinedale and Jonah producing areas.

Questar Market Resources 2007 Form 10-Q

Interest expense

Interest expense rose 13% in the third quarter of 2007 compared with the 2006 quarter due to increased borrowings. Interest expense was 2% lower in the first nine months of 2007 compared to the 2006 period. Second quarter 2006 interest expense included charges associated with Market Resources refinancing activities.

Net mark-to-market gain (loss) on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a net mark-to-market gain of $14.2 million on the natural gas basis-only swaps in the first nine months of 2007 compared with a net mark-to-market loss of $10.8 million in the first nine months of 2006.

Income taxes

The effective combined federal and state income tax rate was 36.9% in the first nine months of 2007 and 2006.

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

Market Resources enters into commodity-price derivative arrangements that do not require collateral deposits. Counterparties include banks and energy-trading firms with investment-grade credit ratings. The amount of credit available may vary depending on the credit ratings assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182.0 million long-term revolving-credit facility with banks with no borrowings outstanding at September 30, 2007.

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

A summary of Market Resources derivative positions for equity production as of September 30, 2007, is shown below:

Questar Market Resources 2007 Form 10-Q

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2007
Fourth quarter	14.3	8.7	23.0	$6.72	$7.76	$7.12

2008
First half	28.8	17.3	46.1	$7.07	$7.93	$7.39
Second half	29.9	17.5	47.4	7.05	7.93	7.38
12 months	58.7	34.8	93.5	7.06	7.93	7.38

2009
First half	20.1	12.0	32.1	$7.11	$7.66	$7.31
Second half	20.5	12.2	32.7	7.11	7.66	7.31
12 months	40.6	24.2	64.8	7.11	7.66	7.31

2010
First half	3.3	6.9	10.2	$6.95	$7.58	$7.37
Second half	3.4	6.9	10.3	6.95	7.58	7.37
12 months	6.7	13.8	20.5	6.95	7.58	7.37

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2007
Fourth quarter	2.6		2.6	$2.40		$2.40

2008
First half	8.4		8.4	$1.60		$1.60
Second half	8.6		8.6	1.60		1.60
12 months	17.0		17.0	1.60		1.60

2009
First half	11.8	1.7	13.5	$1.21	$1.08	$1.19
Second half	12.0	1.7	13.7	1.21	1.08	1.19
12 months	23.8	3.4	27.2	1.21	1.08	1.19

2010
First half		1.7	1.7		$0.94	$0.94
Second half		1.7	1.7		0.94	0.94
12 months		3.4	3.4		0.94	0.94

Questar Market Resources 2007 Form 10-Q

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2007
Fourth quarter	267	101	368	$52.01	$57.91	$53.63

2008
First half	218	146	364	$60.93	$66.93	$63.33
Second half	221	147	368	60.93	66.93	63.33
12 months	439	293	732	60.93	66.93	63.33

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.65
12 months	438	292	730	60.55	66.55	62.95

As of September 30, 2007, Market Resources held commodity-price hedging contracts covering about 252.5 million MMBtu of natural gas, 1.8 MMbbl of oil and 14.5 million gallons of NGL. A year earlier Market Resources hedging contracts covered 207.0 million MMBtu of natural gas, 2.2 MMbbl of oil and 31.5 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 53.9 million MMBtu of natural gas as of September 30, 2007 compared with 50.3 million MMBtu in 2006. Changes in the fair value of derivative contracts from December 31, 2006 to September 30, 2007 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas and oil-derivative contracts outstanding at December 31, 2006	$205.6	($ 1.9)	$203.7
Contracts realized or otherwise settled	(131.9)	0.8	(131.1)
Change in gas and oil prices on futures markets	52.7	1.1	53.8
Contracts added since December 31, 2006	34.2	11.3	45.5
Contracts re-designated as fixed-price swaps		1.0	1.0
Net fair value of gas and oil-derivative contracts outstanding at September 30, 2007	$160.6	$12.3	$172.9

About $132.6 million of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income. The net fair value of gas and oil-derivative contracts as of September 30, 2007, is shown below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by September 30, 2008	$127.5	$ 5.1	$132.6
Contracts maturing between October 1, 2008 and September 30, 2009	25.9	5.4	31.3
Contracts maturing between October 1, 2009 and September 30, 2010	6.3	1.8	8.1
Contracts maturing after September 30, 2010	0.9		0.9
Net fair value of gas and oil-derivative contracts outstanding at September 30, 2007	$160.6	$12.3	$172.9

The following table shows sensitivity of fair value of gas and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

Questar Market Resources 2007 Form 10-Q

	Sept. 30,
	2007	2006
	(in millions)
Net fair value – asset	$172.9	$143.3
Value if market prices of gas and oil and basis differentials decline by 10%	326.1	291.3
Value if market prices of gas and oil and basis differentials increase by 10%	$ 19.0	$ 9.0

Interest-Rate Risk Management

As of September 30, 2007, Market Resources had $399.3 million of fixed-rate long-term debt.

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

Questar Market Resources 2007 Form 10-Q

Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in the Company’s internal controls or other factors during the most recent fiscal quarter that could materially affect such controls.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Pinedale Unit Net Profits Interest Litigation

In March 2006, Doyle Hartman and others (collectively the “Hartman Group”) filed a declaratory judgment action against Questar E&P, Wexpro and other defendants in Sublette County District Court, Wyoming (Case No. 2006-6843) that seeks a declaratory judgment that the Hartman Group owns a 5% net profits interest (NPI) that burdens essentially all of the Pinedale Anticline oil and gas leases. On August 1, 2007, the court granted partial summary judgment in favor of the Hartman Group. Questar E&P and Wexpro have been dismissed with prejudice from the litigation after reaching a settlement to release all claims and end the litigation. The confidentiality settlement with the Hartman Group has the effect of converting the 5% NPI to a specified lower-percentage overriding royalty interest. The settlement, including the effect of the overriding royalty, will not have a material adverse effect on the Company’s financial position.

Grynberg Litigation

In Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.), Jack Grynberg brought certain claims against Questar companies related to the purchase of gas produced from wells located in Wyoming. After the federal district court granted Questar’s motion for partial summary judgment on the major portion of this case, the parties reached a settlement and the case has been dismissed. The settlement will not have a material adverse effect on the Company’s financial position.

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

Questar Market Resources 2007 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

November 2, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

November 2, 2007

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

Exhibit 31.1.

CERTIFICATION

I, C. B. Stanley, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending September 30, 2007;

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

Questar Market Resources 2007 Form 10-Q

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

November 2, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Market Resources, Inc. on Form 10-Q for the period ending September 30, 2007;

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

Questar Market Resources 2007 Form 10-Q

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

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Market Resources, Inc. (the Company) on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), C. B. Stanley, President and Chief Executive Officer of the Company, and S. E. Parks, Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR MARKET RESOURCES, INC.

November 2, 2007

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

November 2, 2007

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Market Resources 2007 Form 10-Q