Form 10-Q
period 2008-03-31
QUESTAR MARKET RESOURCES INC
filed 2008-05-05
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

STATE OF UTAH	000-30321	87-0287750
(State or other jurisdiction of Incorporation or organization	(Commission File Number)	(I.R.S. Employer Identification No.)

180 East 100 South Street, P.O. Box 45601 Salt Lake City, Utah 84145-0601

(Address of principal executive offices)

Registrant’s telephone number, including area code (801) 324-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]       No [X]

On April 30, 2008, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of March 31, 2008

   and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

10

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

15

ITEM 4T.

CONTROLS AND PROCEDURES

18

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

19

Signatures

19

Questar Market Resources 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$610.2	$433.9
From affiliated companies	51.9	44.8
Total Revenues	662.1	478.7

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	226.6	144.9
Operating and maintenance	57.0	47.3
General and administrative	23.0	19.2
Production and other taxes	34.8	23.8
Depreciation, depletion and amortization	89.7	73.0
Exploration	3.5	2.0
Abandonment and impairment	2.6	2.0
Wexpro Agreement-oil income sharing	2.0	1.1
Total Operating Expenses	439.2	313.3
Net gain (loss) from asset sales	(0.2)	0.1
OPERATING INCOME	222.7	165.5
Interest and other income	0.9	1.8
Minority interest	(2.4)
Income from unconsolidated affiliates	0.2	2.2
Net mark-to-market gain on basis-only swaps	13.7	11.8
Interest expense	(12.6)	(8.3)
INCOME BEFORE INCOME TAXES	222.5	173.0
Income taxes	83.2	63.5
NET INCOME	$139.3	$109.5

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (Unaudited)	2007
	(in millions)
ASSETS
Current Assets
Notes receivable from Questar		$ 103.2
Accounts receivable, net	$ 266.1	250.7
Accounts receivable from affiliates	26.6	18.3
Fair value of derivative contracts	0.2	78.1
Gas storage	9.2	23.2
Materials and supplies	40.0	33.2
Prepaid expenses and other	22.6	18.2
Deferred income taxes – current	97.0
Total Current Assets	461.7	524.9
Property, Plant and Equipment	5,765.4	4,708.3
Accumulated depreciation, depletion and amortization	(1,671.6)	(1,567.7)
Net Property, Plant and Equipment	4,093.8	3,140.6
Investment in unconsolidated affiliates	19.7	52.8
Goodwill	60.9	60.9
Fair value of derivative contracts	21.7	7.8
Other noncurrent assets	20.2	19.4
Total Assets	$4,678.0	$3,806.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 9.9
Short-term debt	50.0
Notes payable to Questar	89.5	$ 118.9
Accounts payable and accrued expenses	361.1	353.9
Accounts payable to affiliates	14.4	13.0
Fair value of derivative contracts	220.1	9.3
Deferred income taxes – current		13.3
Total Current Liabilities	745.0	508.4
Long-term debt	1,049.3	499.3
Deferred income taxes	798.6	731.4
Asset retirement obligations	153.0	145.3
Fair value of derivative contracts	45.3	22.1
Other long-term liabilities	52.3	39.8
Minority interest	29.8

COMMON SHAREHOLDER’S EQUITY
Common stock	4.3	4.3
Additional paid-in capital	133.6	130.9
Retained earnings	1,828.9	1,693.9
Accumulated other comprehensive income (loss)	(162.1)	31.0
Total Common Shareholder’s Equity	1,804.7	1,860.1
Total Liabilities and Common Shareholder’s Equity	$4,678.0	$3,806.4

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$139.3	$109.5
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	90.2	73.3
Deferred income taxes	59.5	38.8
Share-based compensation	2.7	1.9
Abandonment and impairment	2.6	2.0
Net (gain) loss from asset sales	0.2	(0.1)
Minority interest	2.4
Income from unconsolidated affiliates	(0.2)	(2.2)
Distributions from unconsolidated affiliates	0.1	3.1
Net mark-to-market (gain) on basis-only swaps	(13.7)	(11.8)
Changes in operating assets and liabilities	(7.0)	(1.7)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	276.1	212.8

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(951.3)	(200.8)
Other investments	(1.5)	(3.4)
Total capital expenditures	(952.8)	(204.2)
Proceeds from disposition of assets	0.3	3.1
NET CASH USED IN INVESTING ACTIVITIES	(952.5)	(201.1)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	9.9	17.2
Change in notes receivable from Questar	103.2	(20.4)
Change in notes payable to Questar	(29.4)	(22.4)
Change in short-term debt	50.0
Long-term debt issued, net of issuance costs	648.3
Long-term debt repaid	(100.0)
Distribution to minority interest	(2.3)
Other	1.0
Dividends paid	(4.3)	(4.3)
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	676.4	(29.9)
Change in cash and cash equivalents		(18.2)
Beginning cash and cash equivalents		18.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Market Resources, Inc. (Market Resources or the Company) is a natural gas-focused energy company, a wholly-owned subsidiary of Questar Corporation (Questar) and the Questar primary growth driver. Market Resources is a subholding company with three major lines of business – gas and oil exploration and production, midstream field services, and energy marketing – which are conducted through four principal subsidiaries:

•

Questar Exploration and Production Company (Questar E&P) acquires, explores for, develops and produces natural gas, oil, and natural gas liquids (NGL);

•

Wexpro Company (Wexpro) manages, develops and produces cost-of-service reserves for gas utility affiliate, Questar Gas Company (Questar Gas);

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation. Affiliate Rendezvous Gas Services was consolidated during the first quarter of 2008 as a result of a step acquisition resulting from disproportionate ownership.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” Questar has granted and continues to grant share-based compensation to certain Market Resources employees. First-quarter share-based compensation expense amounted to $2.7 million in 2008 compared with $1.9 million in 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2008	1,323,614	$ 7.50 – $41.08	$17.57
Exercised	(20,012)	10.69 – 14.01	11.88
Employee transfers	(58,210)	7.50 – 14.01	15.10
Balance at March 31, 2008	1,245,392	$ 7.50 – $41.08	$17.77

Questar Market Resources 2008 Form 10-Q

	Options Outstanding			Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Mar. 31, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Mar. 31, 2008	Weighted-average exercise price	Number unvested at Mar. 31, 2008	Weighted-average exercise price
$ 7.50 - $ 8.50	145,168	1.5	$ 9.32	145,168	$ 9.32
11.48 - 11.98	380,230	3.9	11.70	380,230	11.70
13.56 - 17.55	459,994	4.5	13.83	459,994	13.83
$38.57 - $41.08	260,000	5.0	39.15			260,000	$39.15
	1,245,392	4.1	$17.77	985,392	$12.13	260,000	$39.15

Restricted-share grants typically vest in equal installments over a three to four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2008, was 24 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2008	563,178	$17.45 – $56.65	$39.40
Granted	200,950	53.83 – 57.47	53.87
Distributed	(126,658)	17.45 – 53.83	32.00
Forfeited	(2,396)	25.50 – 53.83	43.28
Employee transfers	(866)	17.45 – 36.75	26.92
Balance at March 31, 2008	634,208	$17.74 – $57.47	$45.47

Note 4 – Operations by Line of Business

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

	3 Months Ended March 31,
	2008	2007
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$299.7	$229.8
Wexpro	8.3	6.5
Gas Management	63.1	44.0
Energy Trading and other	239.1	153.6
	$610.2	$433.9

Revenues from Affiliated Companies
Wexpro	$ 46.4	$ 40.7
Gas Management	5.4	4.0
Energy Trading and other	0.1	0.1
	$ 51.9	$ 44.8

Questar Market Resources 2008 Form 10-Q

Operating Income
Questar E&P	$152.0	$117.1
Wexpro	25.4	21.4
Gas Management	33.1	18.8
Energy Trading and other	12.2	8.2
	$222.7	$165.5

Net Income
Questar E&P	$ 96.5	$ 77.2
Wexpro	16.2	13.9
Gas Management	18.5	12.4
Energy Trading and other	8.1	6.0
	$139.3	$109.5

	March 31,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,410.6	$2,524.5
Wexpro	513.9	481.1
Gas Management	547.6	494.2
Energy Trading and other	205.9	306.6
	$4,678.0	$3,806.4

Note 5 – Asset Retirement Obligations (ARO)

Market Resources recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company ARO applies primarily to plugging and abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. Revisions to estimates of ARO result from changes in expected cash flows. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

	2008	2007
	(in millions)
ARO liability at January 1,	$145.3	$128.3
Accretion	2.2	2.0
Liabilities incurred	4.2	1.9
Revisions	1.5
Liabilities settled	(0.2)	(0.9)
ARO liability at March 31,	$153.0	$131.3

Note 6 – Fair-Value Measures

Beginning in 2008, Market Resources adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the Financial Accounting Standards Board (FASB) issued

Questar Market Resources 2008 Form 10-Q

FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

The following table discloses the Level 2 fair value of derivative contracts at March 31, 2008. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

Level 2
(in millions)
Assets
Fair value of derivatives - short term	$ 0.2
Fair value of derivatives - long term	21.7
Liabilities
Fair value of derivatives - short term	$220.1
Fair value of derivatives - long term	45.3

Note 7 – Questar E&P Property Acquisitions

On February 29, 2008, Questar E&P acquired two significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to customary post-closing adjustments. The transactions had an effective date of January 1, 2008, and were initially funded with short-term bank debt.

Note 8 – Financings

On March 7, 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission to sell up to $700 million of debt securities and use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 21, 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At March 31, 2008, there was $200 million outstanding under the credit facility. On April 4, 2008, Market Resources sold $450 million of 10-year notes with a 6.8% coupon interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce the short-term bank debt discussed in Note 7. At March 31, 2008, $450 million of the short-term bank debt was classified as long-term debt on the Condensed Consolidated Balance Sheets due to the sale of notes on April 4, 2008.

Note 9 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas- and oil-price derivatives. Changes in the market value of derivatives during the period result from contracts realized or otherwise settled, changes in energy prices and new derivative contracts. Comprehensive income is shown below:

	3 Months Ended March 31,
	2008	2007
	(in millions)
Net income	$139.3	$109.5
Other comprehensive (loss)
Net unrealized (loss) on derivatives	(310.9)	(122.6)
Income taxes	117.8	46.3
Net other comprehensive (loss)	(193.1)	(76.3)
Total comprehensive income (loss)	($ 53.8)	$ 33.2

Questar Market Resources 2008 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three month periods ended March 31, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Exploration and Production
Questar E&P	$ 96.5	$ 77.2	$19.3
Wexpro	16.2	13.9	2.3
Midstream Field Services - Gas Management	18.5	12.4	6.1
Energy Marketing - Energy Trading and other	8.1	6.0	2.1
Net income	$139.3	$109.5	$29.8

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$239.8	$195.4	$44.4
Oil and NGL sales	58.4	33.1	25.3
Other	1.5	1.3	0.2
Total revenues	299.7	229.8	69.9
Operating expenses
Operating and maintenance	28.0	20.7	7.3
General and administrative	14.2	12.2	2.0
Production and other taxes	27.0	16.2	10.8
Depreciation, depletion and amortization	71.8	59.0	12.8
Exploration	3.5	2.0	1.5
Abandonment and impairment	2.6	2.0	0.6
Natural gas purchases	0.4	0.7	(0.3)
Total operating expenses	147.5	112.8	34.7
Net gain (loss) from asset sales	(0.2)	0.1	(0.3)
Operating income	$152.0	$117.1	$34.9

Questar Market Resources 2008 Form 10-Q

Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	34.8	30.9	3.9
Oil and NGL (MMbbl)	0.8	0.7	0.1
Total production (Bcfe)	39.5	34.9	4.6
Average daily production (MMcfe)	433.8	388.2	45.6
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$ 6.90	$ 6.33	$ 0.57
Oil and NGL (per bbl)	74.18	48.61	25.57

Questar E&P reported net income of $96.5 million in the first quarter, up 25% from $77.2 million in the 2007 quarter. Higher realized natural gas, crude oil and NGL prices and growing production more than offset a 17% increase in average production costs.

Questar E&P production volumes totaled 39.5 Bcfe in the first quarter of 2008, a 13% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2008 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended March 31,
	2008	2007	Change
	(in Bcfe)
Pinedale Anticline	13.3	12.1	1.2
Uinta Basin	6.7	6.0	0.7
Rockies Legacy	4.9	4.5	0.4
Rocky Mountain total	24.9	22.6	2.3
Midcontinent	14.6	12.3	2.3
Total Questar E&P	39.5	34.9	4.6

Questar E&P production from the Pinedale Anticline in western Wyoming grew 10% to 13.3 Bcfe in the first quarter of 2008 as a result of ongoing development drilling. Pinedale production growth is negatively impacted by seasonal access restrictions imposed by the Bureau of Land Management that limit Company ability to drill and complete wells during the mid-November to early May period.

In the Uinta Basin, production grew 12% to 6.7 Bcfe in 2008 as the Company completed and turned 12 new wells to sales in the first quarter.

Questar E&P Rockies Legacy properties include all of the company Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy 2008 production of 4.9 Bcfe was 0.4 Bcfe higher than a year ago, primarily as a result of increased production in the Vermillion Basin and a new well in the Williston Basin.

In the Midcontinent, production grew 19% to 14.6 Bcfe in 2008 and included 1.1 Bcfe of production in March 2008 from two natural gas development properties in northwest Louisiana acquired on February 29, 2008. Ongoing infill-development drilling in Elm Grove field in northwestern Louisiana and continued development of the Company’s Texas Panhandle Granite Wash play were the main contributors to the production increase.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.90 per Mcf compared to $6.33 per Mcf for the same period in 2007, a 9% increase. Realized oil and NGL prices in 2008 averaged $74.18 per bbl, compared with $48.61 per bbl during the prior year period, a 53% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

Questar Market Resources 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007	Change
Natural gas (per Mcf)
Rocky Mountains	$ 6.37	$ 5.87	$ 0.50
Midcontinent	7.84	7.17	0.67
Volume-weighted average	6.90	6.33	0.57
Oil and NGL (per bbl)
Rocky Mountains	$74.47	$48.10	$26.37
Midcontinent	73.79	49.68	24.11
Volume-weighted average	74.18	48.61	25.57

Questar E&P hedged or pre-sold approximately 77% of gas production in the first three months of 2008 and hedged or pre-sold 67% of gas production in the comparable 2007 period. Hedging increased 2008 Questar E&P gas revenues by $6.9 million and 2007 gas revenues by $30.2 million. Approximately 53% of 2008 and 64% of 2007 Questar E&P oil production was hedged or pre-sold. Oil hedges decreased revenues $7.4 million in 2008 and increased revenues $0.9 million in 2007.

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the first quarter of 2008, Questar E&P hedged additional production through 2010. The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of March 31, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.83 per Mcfe in 2008 versus $3.28 per Mcfe in 2007. Questar E&P production costs are summarized in the following table:

	3 Months Ended March 31,
	2008	2007	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.82	$1.69	$0.13
Lease operating expense	0.71	0.59	0.12
General and administrative expense	0.36	0.35	0.01
Allocated interest expense	0.26	0.18	0.08
Production taxes	0.68	0.47	0.21
Total production costs	$3.83	$3.28	$0.55

Production volume-weighted average depreciation, depletion and amortization (DD&A) expense per Mcf increased in 2008 due to higher costs for drilling, completion and related services, higher cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent, and Vermillion and Uinta Basins in the Rockies. Lease operating expense per Mcfe was higher due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe grew due primarily to increased labor expenses. Allocated interest expense per unit of production increased in the 2008 period primarily due to financing costs related to the acquisition of properties in northwest Louisiana. Production taxes per Mcfe increased due to higher natural gas and oil sales prices in the 2008 period. The Company pays production taxes based on sales prices before the impact of hedges.

Questar E&P exploration expense increased $1.5 million or 75% in the first quarter of 2008 compared to 2007. Abandonment and impairment expense increased $0.6 million, or 30% in 2008 compared to 2007.

Questar Market Resources 2008 Form 10-Q

Major Questar E&P Operating Areas

Pinedale Anticline

As of March 31, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 250 producing wells on the Pinedale Anticline compared to 195 at the end of the first quarter of 2007. Of the 250 producing wells, Questar E&P has working interests in 228 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 71 of the 250 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2007, Questar E&P had booked 355 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,033.9 Bcfe, or 55% of Questar E&P total proved reserves. The Company is evaluating the economic potential of development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,600 additional wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of March 31, 2008, Questar E&P had an operating interest in 872 producing wells in the Uinta Basin of eastern Utah, compared to 828 at March 31, 2007. At December 31, 2007, Questar E&P had booked 123 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 301.2 Bcfe or 16% of Questar E&P total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 250,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Company Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 158.6 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2007. Within the division, exploration and development activity is planned for 2008 within the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of the Elm Grove field in northwest Louisiana, and the Granite Wash play in the Texas Panhandle, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 373.9 Bcfe or 20% of Questar E&P total proved reserves at December 31, 2007.

Questar E&P continues a three-rig infill-development project in the Elm Grove field and as of March 31, 2008, had two additional rigs drilling on the recently acquired properties in northwest Louisiana. As of March 31, 2008, Questar E&P operated or had working interests in 293 producing wells in the Elm Grove field compared to 222 at March 31, 2007. At December 31, 2007, Questar E&P had 38 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 104.6 Bcfe, or 6% of the Company total proved reserves.

Questar E&P completed the purchase of two natural gas development properties in northwest Louisiana on February 29, 2008. The acquired properties added about 1.1 Bcfe of net production in March, 2008. In addition to 74 existing producing wells, Questar E&P has identified up to 852 future development well locations within the properties on a combination of 20-acre and 40-acre density.

Wexpro

Wexpro reported net income of $16.2 million, in the first quarter of 2008 compared to $13.9 in the 2007 quarter, a 17% increase. Wexpro results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). The Wexpro investment base at March 31, 2008, was $314.5 million, an increase of $51.1 million or 19% since March 31, 2007.

Questar Market Resources 2008 Form 10-Q

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Gathering	$35.2	$27.6	$7.6
Processing	33.7	20.7	13.0
Total revenues	68.9	48.3	20.6
Operating expenses
Operating and maintenance	24.1	21.8	2.3
General and administrative	5.1	3.1	2.0
Production and other taxes	0.3	0.3
Depreciation, depletion and amortization	6.3	4.3	2.0
Total operating expenses	35.8	29.5	6.3
Operating income	$33.1	$18.8	$14.3
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	21.4	17.8	3.6
NGL sales price (per gal)	$1.21	$0.88	$0.33
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	24.7	8.6	16.1
For affiliated customers	25.5	22.0	3.5
Total fee-based processing volumes	50.2	30.6	19.6
Fee-based processing (per MMBtu)	$0.14	$0.15	($0.01)
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	51.3	39.6	11.7
For affiliated customers	37.3	37.5	(0.2)
Total gas gathering volumes	88.6	77.1	11.5
Gas gathering revenue (per MMBtu)	$0.32	$0.30	$0.02

Gas Management, which provides gas-gathering and processing-services, grew net income 49% to $18.5 million in the first three months of 2008 compared to $12.4 million in the same period of 2007. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) increased 61% to $27.0 million compared to $16.8 million in 2007 Gathering volumes increased 11.5 million MMBtu, or 15% to 88.6 million MMBtu in 2008. Affiliate Rendezvous Gas Services was consolidated during the first quarter of 2008 and contributed 9.1 million MMBtu of the increased volumes. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Expanding Pinedale production and new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous Gas Services contributed to a 30% increase in third-party volumes.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) increased 83% to $17.8 million compared to $9.7 million in 2007. Fee-based gas processing volumes were 50.2 million MMBtu in the first quarter of 2008, a 64% increase compared to the 2007 period. Fee-based gas processing revenues increased 52%, or $2.4 million, while gross margin from keep-whole processing increased 82% or $5.5 million in the 2008 period. Approximately 78% of Gas Management net operating revenue (revenue minus processing plant-shrink) is derived from fee-based contracts, down from 83% in the 2007 period. Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts decreased NGL revenues by $1.4 million in 2008 and increased NGL revenues by $1.3 million in 2007.

Questar Market Resources 2008 Form 10-Q

ENERGY MARKETING – Questar Energy Trading

Energy Trading grew net income 35% to $8.1 million, driven primarily by increased trading and storage margins related to gas price volatility in the Rockies. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $12.0 million for 2008 compared to $8.9 million a year ago. Energy Trading reported unaffiliated revenues of $239.1 million in the first quarter of 2008 compared with $153.6 million in 2007, a 56% increase primarily resulting from higher regional-market prices for natural gas. The weighted-average natural gas sales price increased 27% in 2008 to $7.04 per MMBtu, compared to $5.56 per MMBtu for the 2007 period.

Consolidated Results after Operating Income

Interest expense

Interest expense rose 52% in the first three months of 2008 compared to a year ago due primarily to financing activities associated with the purchase of natural gas development properties in northwest Louisiana.

Net mark-to-market gain on basis-only  swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized pre-tax net mark-to-market gains of $13.7 million on the natural gas basis-only swaps in the first quarter of 2008 compared to an $11.8 million gain in the first quarter of 2008.

Income taxes

The effective combined federal and state income tax rate was 37.4% in the first three months of 2008 compared with 36.7% in the 2007 period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources’ primary market-risk exposures arise from commodity-price changes for natural gas, oil and NGL and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas and oil-marketing transactions and some of Gas Management NGL sales.

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

Questar Market Resources 2008 Form 10-Q

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

Market Resources uses natural gas basis-only swaps to manage the risk of widening-basis differentials in the Rocky Mountains. These contracts are marked-to-market with any change in the valuation recognized in the determination of net income.

A summary of the Market Resources derivative positions for equity production as of March 31, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2008
Second quarter	19.2	11.3	30.5	$7.05	$8.11	$7.44
Second half	40.2	22.9	63.1	7.06	8.11	7.44
9 months	59.4	34.2	93.6	7.06	8.11	7.44

2009
First half	32.7	29.5	62.2	$7.24	$8.12	$7.66
Second half	33.3	30.0	63.3	7.24	8.12	7.66
12 months	66.0	59.5	125.5	7.24	8.12	7.66

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84
				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2008
Second quarter	0.8		0.8	$1.83		$1.83
Second half	1.7		1.7	1.83		1.83
12 months	2.5		2.5	1.83		1.83

2009
First half	4.2	1.7	5.9	$1.35	$1.08	$1.27
Second half	4.3	1.7	6.0	1.35	1.08	1.27
12 months	8.5	3.4	11.9	1.35	1.08	1.27

2010
First half		1.7	1.7		$0.94	$0.94
Second half		1.7	1.7		0.94	0.94
12 months		3.4	3.4		0.94	0.94

Questar Market Resources 2008 Form 10-Q

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2008
Second quarter	210	109	319	$67.39	$70.77	$68.55
Second half	423	221	644	67.39	70.77	68.55
12 months	633	330	963	67.39	70.77	68.55

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of March 31, 2008, Market Resources held commodity-price hedging contracts covering about 353.7 million MMBtu of natural gas and 1.7 million barrels of oil and basis-only swaps on an additional 17.8 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 224.5 million MMBtu of natural gas, 1.8 million barrels of oil, 22.1 million gallons of NGL and natural gas basis-only swaps on an additional 32.5 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to March 31, 2008 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2007	$ 50.7	$3.8	$ 54.5
Contracts realized or otherwise settled	(26.8)	1.1	(25.7)
Change in gas and oil prices on futures markets	(208.6)	4.6	(204.0)
Contracts added since December 31, 2007	(68.3)		(68.3)
Contracts re-designated as fixed-price swaps	(7.9)	7.9
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2008	($260.9)	17.4	($243.5)

A table of the net fair value of gas- and oil-derivative contracts as of March 31, 2008, is shown below. About 90% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by March 31, 2008	($229.0)	$9.1	($219.9)
Contracts maturing between April 1, 2008 and March 31, 2009	(34.6)	7.8	(26.8)
Contracts maturing between April 1, 2009 and March 31, 2010	2.7	0.5	3.2
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2008	($260.9)	17.4	($243.5)

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

Questar Market Resources 2008 Form 10-Q

	March 31,
	2008	2007
	(in millions)
Net fair value – asset (liability)	($243.5)	$ 93.3
Fair value if market prices of gas and oil and basis differentials decline by 10%	24.7	248.6
Fair value if market prices of gas and oil and basis differentials increase by 10%	(511.5)	(62.0)

Interest-Rate Risk Management

As of March 31, 2008, Market Resources had $400 million of fixed-rate long-term debt and $650 million of variable-rate long-term debt.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007;

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. The effectiveness of the Company’s internal control over financial reporting was assessed using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Questar Market Resources 2008 Form 10-Q

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

  4.1.

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders.

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

May 5, 2008

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

May 5, 2008

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibits

  4.1.

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders.

       12.

Ratio of Earnings to Fixed Charges.

       31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2008 Form 10-Q

       31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.

Certification signed by C. B. Stanley and S. E. Parks, Questar Market Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2008 Form 10-Q