Form 10-Q
period 2008-06-30
QUESTAR MARKET RESOURCES INC
filed 2008-08-05
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Yes [   ]       No [X]

On July 31, 2008, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

   June 30, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of June 30, 2008

   and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2008 and 2007

5

Notes Accompanying the Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

10

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 4T.

CONTROLS AND PROCEDURES

18

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

19

Signatures

19

Questar Market Resources 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
REVENUES
From unaffiliated customers	$654.4	$384.6	$1,264.6	$818.5
From affiliated companies	57.5	46.0	109.4	90.8
Total Revenues	711.9	430.6	1,374.0	909.3

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	216.5	82.6	443.1	227.5
Operating and maintenance	62.7	47.0	119.7	94.3
General and administrative	25.1	24.7	48.1	43.9
Production and other taxes	43.3	21.5	78.1	45.3
Depreciation, depletion and amortization	94.3	74.4	184.0	147.4
Exploration	3.8	3.1	7.3	5.1
Abandonment and impairment	3.6	2.1	6.2	4.1
Wexpro Agreement-oil income sharing	2.3	2.0	4.3	3.1
Total Operating Expenses	451.6	257.4	890.8	570.7
Net (loss) from asset sales	(0.4)	(0.1)	(0.6)
Operating Income	259.9	173.1	482.6	338.6
Interest and other income	3.3	1.5	4.2	3.3
Minority interest	(2.1)		(4.5)
Income from unconsolidated affiliates	0.2	2.2	0.4	4.4
Net mark-to-market gain (loss) on basis-only swaps	16.3	(6.6)	30.0	5.2
Interest expense	(18.4)	(8.7)	(31.0)	(17.0)
Income Before Income Taxes	259.2	161.5	481.7	334.5
Income taxes	97.1	59.4	180.3	122.9
Net Income	$162.1	$102.1	$ 301.4	$211.6

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008 (Unaudited)	2007
	(in millions)
ASSETS
Current Assets
Notes receivable from Questar		$ 103.2
Accounts receivable, net	$ 338.5	250.7
Accounts receivable from affiliates	26.7	18.3
Fair value of derivative contracts	4.2	78.1
Gas storage	9.9	23.2
Materials and supplies	52.9	33.2
Prepaid expenses and other	25.3	18.2
Deferred income taxes – current	190.7
Total Current Assets	648.2	524.9
Property, plant and equipment	6,103.6	4,708.3
Accumulated depreciation, depletion and amortization	(1,747.8)	(1,567.7)
Net Property, Plant and Equipment	4,355.8	3,140.6
Investment in unconsolidated affiliates	22.3	52.8
Goodwill	60.9	60.9
Fair value of derivative contracts		7.8
Other noncurrent assets	36.2	19.4
Total Assets	$5,123.4	$3,806.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 10.9
Notes payable to Questar	121.0	$ 118.9
Accounts payable and accrued expenses	454.4	353.9
Accounts payable to affiliates	18.5	13.0
Fair value of derivative contracts	457.6	9.3
Deferred income taxes – current		13.3
Total Current Liabilities	1,062.4	508.4
Long-term debt	1,099.1	499.3
Deferred income taxes	776.2	731.4
Asset retirement obligations	158.2	145.3
Fair value of derivative contracts	275.2	22.1
Other long-term liabilities	69.2	39.8
Minority interest	29.4

COMMON SHAREHOLDER’S EQUITY
Common stock	4.3	4.3
Additional paid-in capital	136.4	130.9
Retained earnings	1,986.6	1,693.9
Accumulated other comprehensive income (loss)	(473.6)	31.0
Total Common Shareholder’s Equity	1,653.7	1,860.1
Total Liabilities and Common Shareholder’s Equity	$5,123.4	$3,806.4

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$301.4	$211.6
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	184.8	147.8
Deferred income taxes	136.0	83.9
Share-based compensation	5.5	4.1
Abandonment and impairment	6.2	4.1
Net loss from asset sales	0.6
Minority interest	4.5
Income from unconsolidated affiliates	(0.4)	(4.4)
Distributions from unconsolidated affiliates	0.2	3.2
Net mark-to-market (gain) on basis-only swaps	(30.0)	(5.2)
Changes in operating assets and liabilities	5.8	(22.9)
Net Cash Provided From Operating Activities	614.6	422.2

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(1,316.6)	(405.3)
Other investments	(4.0)	(6.5)
Total Capital Expenditures	(1,320.6)	(411.8)
Proceeds from disposition of assets	7.1	3.8
Net Cash Used In Investing Activities	(1,313.5)	(408.0)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	10.9	15.5
Change in notes receivable from Questar	103.2	(28.4)
Change in notes payable to Questar	2.1	(10.9)
Long-term debt issued, net of issuance costs	1,145.2
Long-term debt repaid	(550.0)
Distribution to minority interest	(4.8)
Other	1.0
Dividends paid	(8.7)	(8.6)
Net Cash Provided From (Used In) Financing Activities	698.9	(32.4)
Change in cash and cash equivalents		(18.2)
Beginning cash and cash equivalents		18.2
Ending Cash and Cash Equivalents	$ -	$ -

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

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

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain Market Resources’ officers and employees under its Long-Term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” First-half share-based compensation expense was $5.5 million in 2008 compared with $4.1 million in 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2008	1,323,614	$ 7.50 – $41.08	$17.57
Exercised	(56,820)	7.50 – 17.55	11.33
Employee transfers	(58,210)	7.50 – 14.01	12.39
Balance at June 30, 2008	1,208,584	$ 7.50 – $41.08	$17.98

Questar Market Resources 2008 Form 10-Q

	Options Outstanding			Options Exercisable		Nonvested Options
Range of exercise prices	Number outstanding at June 30, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2008	Weighted-average exercise price	Number nonvested at June 30, 2008	Weighted-average exercise price
$ 7.50 - $ 8.50	123,162	1.3	$ 7.84	123,162	$ 7.84
11.48 - 11.98	380,230	3.6	11.70	380,230	11.70
13.56 - 17.55	445,192	4.3	13.78	445,192	13.78
$38.57 - $41.08	260,000	4.8	39.15			260,000	$39.15
	1,208,584	3.9	$17.98	948,584	$12.18	260,000	$39.15

Restricted-share grants typically vest in equal installments over a three to four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of nonvested restricted shares at June 30, 2008, was 22 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2008	563,178	$17.45 – $56.65	$39.40
Granted	224,340	53.83 – 70.13	54.92
Distributed	(157,494)	17.45 – 55.42	33.42
Forfeited	(5,118)	25.50 – 62.50	45.78
Employee transfers	(866)	17.45 – 36.75	26.92
Balance at June 30, 2008	624,040	$23.34 – $70.13	$46.46

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$349.4	$239.0	$ 649.1	$468.8
Wexpro	8.5	4.9	16.8	11.4
Gas Management	72.2	49.4	135.3	93.4
Energy Trading and other	224.3	91.3	463.4	244.9
	$654.4	$384.6	$1,264.6	$818.5

Revenues from Affiliated Companies
Wexpro	$ 52.3	$ 42.1	$ 98.7	$ 82.8
Gas Management	5.2	3.9	10.6	7.9
Energy Trading and other			0.1	0.1
	$ 57.5	$ 46.0	$ 109.4	$ 90.8

Questar Market Resources 2008 Form 10-Q

Operating Income
Questar E&P	$186.8	$119.9	$ 338.8	$237.0
Wexpro	28.2	22.5	53.6	43.9
Gas Management	37.8	22.8	70.9	41.6
Energy Trading and other	7.1	7.9	19.3	16.1
	$259.9	$173.1	$ 482.6	$338.6
Net Income
Questar E&P	$116.8	$ 66.7	$ 213.3	$143.9
Wexpro	18.8	14.7	35.0	28.6
Gas Management	21.7	14.9	40.2	27.3
Energy Trading and other	4.8	5.8	12.9	11.8
	$162.1	$102.1	$ 301.4	$211.6

	June 30,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,639.2	$2,524.5
Wexpro	553.7	481.1
Gas Management	677.7	494.2
Energy Trading and other	252.8	306.6
	$5,123.4	$3,806.4

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

	2008	2007
	(in millions)
ARO liability at January 1,	$145.3	$128.3
Accretion	4.5	4.0
Liabilities incurred	7.7	4.1
Revisions	1.5	1.3
Liabilities settled	(0.8)	(1.0)
ARO Liability at June 30,	$158.2	$136.7

Note 6 – Fair-Value Measures

Beginning in 2008, Market Resources adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

Questar Market Resources 2008 Form 10-Q

The following table discloses the Level 2 fair value of derivative contracts at June 30, 2008. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

Level 2
(in millions)
Assets
Fair value of derivatives - short term	$4.2
Liabilities
Fair value of derivatives - short term	457.6
Fair value of derivatives - long term	275.2

Note 7 – Questar E&P Property Acquisitions and Divestitures

On February 29, 2008, Questar E&P acquired significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to pending customary post-closing adjustments based on an effective date of January 1, 2008. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the properties were included in net income from the closing date of the acquisition. The transaction was initially funded with short-term bank debt. In conjunction with the acquisition, the company identified certain outside-operated producing properties and leaseholds in the Gulf Coast region of South Texas for divestiture, representing 1,505 net acres. These properties contributed 2.75 Bcfe to Questar E&P first-half 2008 net production. For income tax purposes, the company structured a portion of the purchase of the Louisiana properties and the July 31, 2008, sale of the Texas properties as a reverse like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. In the third quarter of 2008, the company expects to recognize a pre-tax gain on the sale of the Texas properties of approximately $54.6 million.

Note 8 – Financings

In March 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission to sell up to $700 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. Also in March 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At June 30, 2008, there was $250 million outstanding under the credit facility. In April 2008, Market Resources sold $450 million of 10-year notes with a 6.8% interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce short-term bank debt described in Note 7.

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$162.1	$102.1	$301.4	$211.6
Other comprehensive (loss)
Net unrealized gain (loss) on derivatives	(501.6)	7.1	(812.5)	(115.5)
Income taxes	190.1	(2.7)	307.9	43.6
Net Other Comprehensive Income (Loss)	(311.5)	4.4	(504.6)	(71.9)
Total Comprehensive Income (Loss)	($149.4)	$106.5	($203.2)	$139.7

Note 10 – Recent Accounting Pronouncement

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide

Questar Market Resources 2008 Form 10-Q

users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 161.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Exploration and Production
Questar E&P	$116.8	$ 66.7	$50.1	$213.3	$143.9	$69.4
Wexpro	18.8	14.7	4.1	35.0	28.6	6.4
Midstream Field Services – Gas Management	21.7	14.9	6.8	40.2	27.3	12.9
Energy Marketing – Energy Trading and other	4.8	5.8	(1.0)	12.9	11.8	1.1
Net Income	$162.1	$102.1	$60.0	$301.4	$211.6	$89.8

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Natural gas sales	$284.6	$199.6	$85.0	$524.4	$395.0	$129.4
Oil and NGL sales	63.4	38.0	25.4	121.8	71.1	50.7
Other	1.4	1.4		2.9	2.7	0.2
Total Revenues	349.4	239.0	110.4	649.1	468.8	180.3
OPERATING EXPENSE
Operating and maintenance	30.2	22.0	8.2	58.2	42.7	15.5
General and administrative	16.1	15.8	0.3	30.3	28.0	2.3
Production and other taxes	32.0	14.6	17.4	59.0	30.8	28.2
Depreciation, depletion and amortization	76.4	60.7	15.7	148.2	119.7	28.5
Exploration	3.8	3.1	0.7	7.3	5.1	2.2
Abandonment and impairment	3.6	2.1	1.5	6.2	4.1	2.1
Natural gas purchases	0.1	0.7	(0.6)	0.5	1.4	(0.9)
Total Operating Expenses	162.2	119.0	43.2	309.7	231.8	77.9
Net (loss) from asset sales	(0.4)	(0.1)	(0.3)	(0.6)		(0.6)
Operating Income	$186.8	$119.9	$66.9	$338.8	$237.0	$101.8

Questar Market Resources 2008 Form 10-Q

Operating Statistics
Production volumes
Natural gas (Bcf)	35.8	30.9	4.9	70.6	61.8	8.8
Oil and NGL (MMbbl)	0.8	0.7	0.1	1.6	1.4	0.2
Total production (Bcfe)	40.6	35.5	5.1	80.1	70.4	9.7
Average daily production (MMcfe)	446.4	389.9	56.5	440.1	389.1	51.0
Average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$7.94	$6.45	$1.49	$7.43	$6.39	$1.04
Oil and NGL (per bbl)	$79.48	$50.55	$28.93	$76.85	$49.63	$27.22

Questar E&P reported net income of $116.8 million in the second quarter of 2008, up 75% from $66.7 million in the 2007 quarter. Net income for the first half of 2008 rose 48% to $213.3 million compared to $143.9 million a year earlier. Higher realized natural gas, crude oil and NGL prices and growing production more than offset a 21% increase in first-half average production costs.

Questar E&P production volumes totaled 40.6 Bcfe in the second quarter of 2008, a 14% increase compared to the year-earlier period. For the first six months of 2008 production volumes increased to 80.1 Bcfe, a 14% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus and comprised approximately 88% of 2008 production on an energy-equivalent basis. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in Bcfe)
Pinedale Anticline	12.5	11.5	1.0	25.8	23.6	2.2
Uinta Basin	6.1	6.6	(0.5)	12.8	12.6	0.2
Rockies Legacy	5.0	4.9	0.1	9.9	9.4	0.5
Rocky Mountain Total	23.6	23.0	0.6	48.5	45.6	2.9
Midcontinent	17.0	12.5	4.5	31.6	24.8	6.8
Total Questar E&P	40.6	35.5	5.1	80.1	70.4	9.7

Questar E&P production from the Pinedale Anticline in western Wyoming grew 9% to 25.8 Bcfe in the first six months of 2008 as a result of ongoing development drilling. Pinedale seasonal access restrictions imposed by the Bureau of Land Management limit the ability to drill and complete wells during the mid-November to early May period.

In the Uinta Basin, first-half production grew 2% to 12.8 Bcfe in 2008 as the Company completed and turned 19 new wells to sales in 2008. Second quarter production volumes were adversely impacted by connection of new, deep, high-pressure wells to the existing gathering infrastructure. Connection of the new deep wells resulted in high gathering-system pressure that negatively impacted production from existing shallower and lower producing-pressure Wasatch/Mesaverde wells. Gathering infrastructure improvements are underway to address the situation, but permitting could delay installation until early 2009.

First-half 2008 Rockies Legacy production was 9.9 Bcfe, 0.5 Bcfe higher than the year-ago period. Increased production volumes were driven by new wells and the acquisition of additional interests in the Wamsutter area and a new well in the Williston Basin. Questar E&P Rockies Legacy properties include all Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

First-half 2008 Midcontinent production was 31.6 Bcfe, a 27% increase over first-half 2007 volumes. Midcontinent production growth was driven by leasehold acquisitions and ongoing infill-development drilling in northwest Louisiana, and the continued development of the Granite Wash/Atoka/Morrow play in the Texas Panhandle.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $7.43 per Mcf compared to $6.39 per Mcf for the same period in 2007, a 16% increase. Realized oil and NGL prices in 2008 averaged $76.85 per bbl, compared with

Questar Market Resources 2008 Form 10-Q

$49.63 per bbl during the prior year period, a 55% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Natural gas (per Mcf)
Rocky Mountains	$ 7.36	$ 5.83	$ 1.53	$ 6.85	$ 5.85	$ 1.00
Midcontinent	8.76	7.58	1.18	8.34	7.37	0.97
Volume-weighted average	7.94	6.45	1.49	7.43	6.39	1.04
Oil and NGL (per bbl)
Rocky Mountains	$82.39	$51.81	$30.58	$78.44	$50.01	$28.43
Midcontinent	75.69	48.21	27.48	74.75	48.88	25.87
Volume-weighted average	79.48	50.55	28.93	76.85	49.63	27.22

Questar E&P hedged or pre-sold approximately 83% of gas production in the first half of 2008 and hedged or pre-sold 70% of gas production in the comparable 2007 period. Hedging decreased Questar E&P gas revenues by $37.1 million in 2008 and increased revenues $90.1 million in 2007. Approximately 53% of 2008 and 64% of 2007 Questar E&P oil production was hedged or pre-sold. Oil hedges reduced oil revenues by $23.1 million in 2008 and $0.7 million in 2007.

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the second quarter of 2008, Questar E&P hedged additional Rocky Mountain natural gas basis through 2011. The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of June 30, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 25% to $4.21 per Mcfe in the second quarter of 2008 versus $3.36 per Mcfe in 2007. First half 2008 production costs per Mcfe increased $0.70 or 21% compared to the 2007 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.88	$1.71	$0.17	$1.85	$1.70	$0.15
Lease operating expense	0.74	0.62	0.12	0.73	0.61	0.12
General and administrative expense	0.40	0.44	(0.04)	0.38	0.40	(0.02)
Allocated interest expense	0.40	0.18	0.22	0.33	0.18	0.15
Production taxes	0.79	0.41	0.38	0.73	0.43	0.30
Total Production Costs	$4.21	$3.36	$0.85	$4.02	$3.32	$0.70

Production volume-weighted average depreciation, depletion and amortization per Mcfe (DD&A rate) increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from recently acquired, higher-cost fields in the Midcontinent. Lease operating expense per Mcfe increased due to higher costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe decreased as production growth outstripped increases in expenses. Allocated interest expense per Mcfe of production increased primarily due to financing costs related to the first-quarter acquisition of significant natural gas development properties in northwest Louisiana. Production taxes per Mcfe were higher due to higher natural gas and oil sales prices in the 2008 periods. Production taxes are based on a percentage of sales prices before the impact of hedges.

Questar E&P exploration expense increased $0.7 million or 23% in the second quarter of 2008 compared to 2007. Abandonment and impairment expense increased $1.5 million, or 71% in 2008 compared to 2007. For the first half of 2008, Questar E&P exploration expense increased $2.2 million or 43% compared to 2007. Abandonment and impairment expense increased $2.1 million, or 51% in 2008 compared to 2007.

Questar Market Resources 2008 Form 10-Q

Major Questar E&P Operating Areas

Pinedale Anticline

As of June 30, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 276 producing wells on the Pinedale Anticline compared to 213 at the end of the second quarter of 2007. Of the 276 producing wells, Questar E&P has working interests in 254 wells, overriding royalty interests in an additional 21Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 81 of the 276 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2007, Questar E&P had booked 355 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,033.9 Bcfe, or 55% of Questar E&P total proved reserves. The Company is evaluating the economic potential of development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,500 additional wells will be required to fully develop the Lance Pool on its acreage.

On June 27, 2008, the United States Bureau of Land Management issued a Final Supplemental Environmental Impact Statement (FSEIS) for proposed long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the FSEIS, Questar E&P and Wexpro would be allowed to operate and drill and complete wells year-round in one of the three Concentrated Development Areas in the PAPA. The final Record of Decision, which will contain the detailed regulations governing ongoing development of the PAPA, is expected during the third quarter of 2008.

Uinta Basin

As of June 30, 2008, Questar E&P had an operating interest in 885 producing wells in the Uinta Basin of eastern Utah, compared to 861 at June 30, 2007. At December 31, 2007, Questar E&P had booked 123 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 301.2 Bcfe or 16% of Questar E&P total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 250,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Company Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 158.6 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2007. Exploration and development activity is planned for 2008 in the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of northwest Louisiana and the Granite Wash play in the Texas Panhandle, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 373.9 Bcfe or 20% of Questar E&P total proved reserves at December 31, 2007.

Questar E&P continues infill-development drilling in northwest Louisiana and as of June 30, 2008, had 9 operated rigs drilling in the project area. As of June 30, 2008, Questar E&P operated or had working interests in 386 producing wells in northwest Louisiana compared to 263 at June 30, 2007.

Wexpro

Wexpro reported net income of $18.8 million in the second quarter of 2008 compared to $14.7 million in the 2007 quarter, a 28% increase. For the first half of 2008, net income was $35.0 million compared to $28.6 million a year earlier. Wexpro results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). The Wexpro investment base at June 30, 2008, was $346.4 million, an increase of $79.2 million or 30% since June 30, 2007.

Questar Market Resources 2008 Form 10-Q

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Gathering	$35.6	$28.8	$ 6.8	$70.8	$56.4	$14.4
Processing	42.1	24.7	17.4	75.8	45.4	30.4
Total Revenues	77.7	53.5	24.2	146.6	101.8	44.8
OPERATING EXPENSES
Operating and maintenance	27.2	21.4	5.8	51.3	43.2	8.1
General and administrative	5.6	4.1	1.5	10.7	7.2	3.5
Production and other taxes	0.5	0.4	0.1	0.8	0.7	0.1
Depreciation, depletion and amortization	6.6	4.8	1.8	12.9	9.1	3.8
Total Operating Expenses	39.9	30.7	9.2	75.7	60.2	15.5
Operating Income	$37.8	$22.8	$15.0	$70.9	$41.6	$29.3
Operating Statistics
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	54.7	44.3	10.4	106.0	83.9	22.1
For affiliated customers	38.0	31.4	6.6	75.3	68.9	6.4
Total Gas Gathering Volumes	92.7	75.7	17.0	181.3	152.8	28.5
Gas gathering revenue (per MMBtu)	$0.31	$0.32	($0.01)	$0.31	$0.31
Natural gas processing volumes
NGL sales (MMgal)	24.8	20.2	4.6	46.2	38.0	8.2
NGL sales price (per gal)	$1.41	$0.95	$0.46	$1.32	$0.92	$0.40
Fee-based processing volumes (in millions of MMBtu)		.
For unaffiliated customers	17.7	12.1	5.6	42.4	20.7	21.7
For affiliated customers	25.5	21.3	4.2	51.0	43.3	7.7
Total Fee-Based Processing Volumes	43.2	33.4	9.8	93.4	64.0	29.4
Fee-based processing (per MMBtu)	$0.15	$0.15		$0.14	$0.15	($0.01)

Gas Management, which provides gas-gathering and processing-services, grew net income 46% to $21.7 million in the second quarter of 2008 compared to $14.9 million in the same period of 2007. Net income was $40.2 million in the first half of 2008 compared to $27.3 million in the 2007 period. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) for the second quarter of 2008 increased 66% to $28.8 million compared to $17.3 million in 2007 and for the first six months of 2008 increased 64% to $55.8 million compared to $34.1 million in 2007. Gathering volumes increased 17.0 million MMBtu, or 22% to 92.7 million MMBtu in the second quarter of 2008 and 28.5 million MMBtu, or 19% to 181.3 million MMBtu in the first half of 2008 compared to the 2007 periods. Operations of Rendezvous Gas Services, formerly an unconsolidated affiliate, were consolidated with Gas Management beginning in 2008 and contributed 10.9 million MMBtu in the second quarter and 20.0 million MMBtu in the first half to the increased volumes. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Expanding Pinedale production, new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous Gas Services contributed to a 26% increase in third-party volumes in the first half of 2008.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the second quarter of 2008 increased 48% to $21.7 million compared to $14.7 million in 2007 and increased 62% to $39.5 million compared to $24.4 million in the first half of 2008 compared with the 2007 period. Fee-based gas processing volumes were 43.2 million MMBtu in the second quarter of 2008, a 29% increase compared to the 2007 quarter and 93.4 million MMBtu in the first half of 2008, a 46% increase compared to the first half of 2007. For the second quarter of 2008, fee-based gas processing revenues increased 31% or

Questar Market Resources 2008 Form 10-Q

$1.5 million, while frac spread from keep-whole processing increased 44% or $5.2 million. Fee-based gas processing revenues increased 41% or $3.9 million in the first-half comparison, while frac spread from keep-whole processing increased 58% or $10.7 million. Approximately 75% of Gas Management first half 2008 net operating revenue (revenue minus processing plant-shrink) was derived from fee-based contracts, down from 78% in the 2007 period.

Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced first half NGL sales by $1.4 million in 2008 and by $0.1 million in 2007.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $4.8 million in the second quarter of 2008, a decrease of 17% compared to the year-earlier period. Lower natural gas-price volatility combined with lower transportation and storage margins led to the decrease from the 2007 quarter. For the first half of 2008, net income was $12.9 million, a 9% increase compared to the first half of 2007. Higher trading and storage margins related to gas-price volatility in the Rockies during the first quarter of 2008 drove the increase in net income in the first half of 2008. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), for the first six months totaled $19.1 million for 2008 compared to $18.2 million for the 2007 period, a 5% increase. Gross marketing margin for the second quarter of 2008 was $7.1 million a 24% decrease from the 2007 period. Revenues from unaffiliated customers were $463.4 million in the first half of 2008 compared to $244.9 million in the 2007 period, an 89% increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 60% in 2008 to $7.74 per MMBtu, compared to $4.85 per MMBtu for the 2007 period.

Consolidated Results after Operating Income

Interest expense

Interest expense rose 111% in the second quarter of 2008 and 82% in the first half of 2008 compared to a year ago due primarily to financing activities associated with the purchase of natural gas development properties in northwest Louisiana.

Net mark-to-market gain on basis-only  swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a pre-tax net mark-to-market gain of $30.0 million on the natural gas basis-only swaps in the first half of 2008 compared to a pre-tax $5.2 million net gain in the first half of 2007.

Income taxes

The effective combined federal and state income tax rate was 37.4% in the first half of 2008 compared with 36.7% in the 2007 period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Resources’ primary market-risk exposure arises from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. A fixed-price swap is a derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period

Questar Market Resources 2008 Form 10-Q

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

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the Consolidated Balance Sheets and in accumulated other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources uses natural gas basis-only swaps to manage the risk of widening-basis differentials in the Rocky Mountains. These contracts are marked to market with any change in the valuation recognized in the determination of net income.

A summary of the Market Resources derivative positions for equity production as of June 30, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) fixed-price swaps			Average price per Mcf, net to the well
2008
Second half	40.2	26.3	66.5	$7.06	$8.32	$7.56

2009
First half	32.7	29.5	62.2	$7.24	$8.12	$7.66
Second half	33.3	30.0	63.3	7.24	8.12	7.66
12 months	66.0	59.5	125.5	7.24	8.12	7.66

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84
				Estimated
	Gas (Bcf) basis-only swaps			Average basis per Mcf vs. NYMEX
2008
Second half	1.7		1.7	$1.83		$1.83

2009
First half	11.0	1.7	12.7	$2.68	$1.08	$2.47
Second half	11.2	1.7	12.9	2.68	1.08	2.47
12 months	22.2	3.4	25.6	2.68	1.08	2.47

Questar Market Resources 2008 Form 10-Q

2010
First half	30.2	1.7	31.9	$3.39	$0.94	$3.27
Second half	30.7	1.7	32.4	3.39	0.94	3.27
12 months	60.9	3.4	64.3	3.39	0.94	3.27

2011
First half	45.3		45.3	$2.29		$2.29
Second half	46.1		46.1	2.29		2.29
12 months	91.4		91.4	2.29		2.29
				Estimated
	Oil (Mbbl) fixed-price swaps			Average price per bbl, net to the well
2008
Second half	423	221	644	$67.39	$70.77	$68.55

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of June 30, 2008, Market Resources held commodity-price hedging contracts covering about 317.7 million MMBtu of natural gas, 1.4 million barrels of oil and basis-only swaps on an additional 183.0 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 310.6 million MMBtu of natural gas, 2.2 million barrels of oil, 16.4 million gallons of NGL and natural gas basis-only swaps on an additional 60.4 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to June 30, 2008 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2007	$ 50.7	$ 3.8	$ 54.5
Contracts realized or otherwise settled	(20.9)	0.5	(20.4)
Change in gas and oil prices on futures markets	(444.3)	22.8	(421.5)
Contracts added since December 31, 2007	(339.8)	(1.4)	(341.2)
Contracts redesignated as fixed-price swaps	(8.0)	8.0
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at June 30, 2008	($762.3)	$33.7	($728.6)

A table of the net fair value of gas- and oil-derivative contracts as of June 30, 2008, is shown below. About 62% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2009	($473.6)	$20.2	($453.4)
Contracts maturing between July 1, 2009 and June 30, 2010	(222.4)	29.7	(192.7)

Questar Market Resources 2008 Form 10-Q

Contracts maturing between July 1, 2010 and June 30, 2011	(66.3)	3.7	(62.6)
Contracts maturing between July 1, 2011 and June 30, 2012		(19.9)	(19.9)
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at June 30, 2008	($762.3)	$33.7	($728.6)

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2008	2007
	(in millions)
Net fair value – asset (liability)	($ 728.6)	$ 93.7
Fair value if market prices of gas and oil and basis differentials decrease by 10%	(430.5)	261.2
Fair value if market prices of gas and oil and basis differentials increase by 10%	(1,026.6)	(73.8)

Interest-Rate Risk Management

As of June 30, 2008, Market Resources had $850 million of fixed-rate long-term debt and $250 million of variable-rate long-term debt.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or

Questar Market Resources 2008 Form 10-Q

submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 5, 2008

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

August 5, 2008

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