Form 10-K/A
period 2007-12-31
QUESTAR MARKET RESOURCES INC
filed 2008-10-30
CIK 1108827

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

Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K/A and is therefore filing this Form with the reduced disclosure format.

Questar Market Resources 2007 Form 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Questar Market Resources, Inc. (the Company)  amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2007, (the Original Filing) which was filed with the Securities and Exchange Commission on February 27, 2008. The Company is filing this Amendment No. 1 for the purpose of providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 27, 2008.

Questar Market Resources 2007 Form 10-K/A

TABLE OF CONTENTS

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

5

SIGNATURES

5

Questar Market Resources 2007 Form 10-K/A

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

Description

31.1.

Certification signed by Charles B. Stanley, Questar Market Resources, Inc. President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc. Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2008.

QUESTAR MARKET RESOURCES, INC.

   (Registrant)

By:

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/C. B. Stanley

President and Chief Executive Officer

C. B. Stanley

Director (Principal Executive Officer)

/s/S. E. Parks

Vice President and Chief Financial

S. E. Parks

Officer (Principal Financial Officer)

/s/B. Kurtis Watts

Vice President and Controller

B. Kurtis Watts

(Principal Accounting Officer)

*Keith O. Rattie

Chairman of the Board; Director

*Phillips S. Baker, Jr.

Director

*Teresa Beck

Director

*R. D. Cash

Director

*L. Richard Flury

Director

*James A. Harmon

Director

*Robert E. McKee III

Director

*M. W. Scoggins

Director

*C. B. Stanley

Director

October 30, 2008

*By

/s/C. B. Stanley

           Date

C. B. Stanley, Attorney in Fact

Questar Market Resources 2007 Form 10-K/A

Exhibits List

Exhibit No.

Description

31.1.

Certification signed by Charles B. Stanley, Questar Market Resources, Inc. President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by S. E. Parks, Questar Market Resources, Inc. Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2007 Form 10-K/A