Form 10-Q/A
period 2008-03-31
QUESTAR MARKET RESOURCES INC
filed 2008-10-30
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q/A and is filing this form with the reduced disclosure format.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Market Resources, Inc. (the Company)  amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the Original Filing) which was filed with the Securities and Exchange Commission on May 5, 2008. The Company is filing this Amendment No. 1 for the purposes of:

•

restating the Consolidated Statements of Income, Note 5 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosure with respect to operations by line of business have been restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows as described in Note 3 to the consolidated financial statements;

•

providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and

•

expanding certain disclosures under Part I. Item 4T. Controls and Procedures.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 5, 2008. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows.

Questar Market Resources 2008 Form 10-Q/A

Questar Market Resources, Inc.

Form 10-Q/A for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

4

Consolidated Statements of Income for the three months ended

   March 31, 2008 and 2007

4

Condensed Consolidated Balance Sheets as of March 31, 2008

   and December 31, 2007

5

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

6

Notes Accompanying the Condensed Consolidated Financial Statements

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

11

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

16

ITEM 4T.

CONTROLS AND PROCEDURES

19

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

20

Signatures

20

Questar Market Resources 2008 Form 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	Restated	Restated
	(in millions)
REVENUES
From unaffiliated customers	$565.6	$458.0
From affiliated companies	51.9	44.8
Total Revenues	617.5	502.8

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	182.0	169.0
Operating and maintenance	57.0	47.3
General and administrative	23.0	19.2
Production and other taxes	34.8	23.8
Depreciation, depletion and amortization	89.7	73.0
Exploration	3.5	2.0
Abandonment and impairment	2.6	2.0
Wexpro Agreement-oil income sharing	2.0	1.1
Total Operating Expenses	394.6	337.4
Net gain (loss) from asset sales	(0.2)	0.1
OPERATING INCOME	222.7	165.5
Interest and other income	0.9	1.8
Minority interest	(2.4)
Income from unconsolidated affiliates	0.2	2.2
Net mark-to-market gain on basis-only swaps	13.7	11.8
Interest expense	(12.6)	(8.3)
INCOME BEFORE INCOME TAXES	222.5	173.0
Income taxes	83.2	63.5
NET INCOME	$139.3	$109.5

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation. Affiliate Rendezvous Gas Services was consolidated during the first quarter of 2008 as a result of a step acquisition resulting from disproportionate ownership.

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

Note 3 – Restatement

The accompanying Consolidated Statements of Income and Note 5 – Operations by Line of Business have been restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows. The following table shows the amended information:

	3 Months Ended March 31,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues from unaffiliated customers	$565.6	$610.2	$458.0	$433.9
Total Revenues	617.5	662.1	502.8	478.7

Questar Market Resources 2008 Form 10-Q/A

Cost of natural gas and other products sold	182.0	226.6	169.0	144.9
Total Operating Expenses	394.6	439.2	337.4	313.3

Note 5 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	194.5	239.1	177.7	153.6
Total Revenues from Unaffiliated Customers	565.6	610.2	458.0	433.9

Note 4 – Share-Based Compensation

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

Note 5 – Operations by Line of Business

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

Questar Market Resources 2008 Form 10-Q/A

	3 Months Ended March 31,
	2008	2007
	Restated	Restated
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$299.7	$229.8
Wexpro	8.3	6.5
Gas Management	63.1	44.0
Energy Trading and other	194.5	177.7
Total	$565.6	$458.0

Revenues from Affiliated Companies
Wexpro	$ 46.4	$ 40.7
Gas Management	5.8	4.3
Energy Trading and other	226.3	131.9
Subtotal	278.5	176.9
Intercompany eliminations	(266.6)	(132.1)
Total	$ 51.9	$ 44.8

Operating Income
Questar E&P	$152.0	$117.1
Wexpro	25.4	21.4
Gas Management	33.1	18.8
Energy Trading and other	12.2	8.2
Total	$222.7	$165.5

Net Income
Questar E&P	$ 96.5	$ 77.2
Wexpro	16.2	13.9
Gas Management	18.5	12.4
Energy Trading and other	8.1	6.0
Total	$139.3	$109.5

	March 31,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,410.6	$2,524.5
Wexpro	513.9	481.1
Gas Management	547.6	494.2
Energy Trading and other	205.9	306.6
Total	$4,678.0	$3,806.4

Note 6 – Asset Retirement Obligations (ARO)

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

Questar Market Resources 2008 Form 10-Q/A

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

Note 7 – Fair-Value Measures

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

Note 8 – Questar E&P Property Acquisitions

On February 29, 2008, Questar E&P acquired two significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to customary post-closing adjustments. The transactions had an effective date of January 1, 2008, and were initially funded with short-term bank debt.

Note 9 – Financings

On March 7, 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission to sell up to $700 million of debt securities and use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 21, 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At March 31, 2008, there was $200 million outstanding under the credit facility. On April 4, 2008, Market Resources sold $450 million of 10-year notes with a 6.8% coupon interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce the short-term bank debt discussed in Note 8. At March 31, 2008, $450 million of the short-term bank debt was classified as long-term debt on the Condensed Consolidated Balance Sheets due to the sale of notes on April 4, 2008.

Questar Market Resources 2008 Form 10-Q/A

Note 10 – Comprehensive Income

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three month periods ended March 31, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q/A, please refer to the “Glossary of Commonly Used Terms” provided in the Company’s 2007 Form 10-K..

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the first quarter of 2008, Questar E&P hedged additional production through 2010. The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of March 31, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q/A.

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

ENERGY MARKETING – Questar Energy Trading

Energy Trading grew net income 35% to $8.1 million, driven primarily by increased trading and storage margins related to gas price volatility in the Rockies. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $12.0 million for 2008 compared to $8.9 million a year ago. Energy Trading reported unaffiliated revenues of $194.5 million in the first quarter of 2008 compared with $177.7 million in 2007, a 9% increase primarily resulting from higher regional-market prices for natural gas. The weighted-average natural gas sales price increased 27% in 2008 to $7.04 per MMBtu, compared to $5.56 per MMBtu for the 2007 period.

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

Market Resources uses fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. A fixed-price swap is a derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer). In the normal course of business, the Company sells its equity natural gas, oil and NGL production to third parties at first-of-the-month or daily “floating” prices related to indices reported in industry publications. The fixed-price swap price is reduced by gathering costs and adjusted for product quality to determine the net-

Questar Market Resources 2008 Form 10-Q/A

to-the-well price. Swap agreements do not require the physical transfer of gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period.

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

Questar Market Resources 2008 Form 10-Q/A

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

Questar Market Resources 2008 Form 10-Q/A

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2007;

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the restatement discussed in the explanatory note to this Form 10-Q/A and Note 3 to the financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. They concluded, notwithstanding the restatement, that as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. They also concluded that the procedures are effective and ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate. They further conclude that such information allows timely decisions regarding required disclosure. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer considered that the restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows and that the significant deficiency was identified internally.

Questar Market Resources 2008 Form 10-Q/A

Changes in Internal Controls.

The Company has revised its procedures for valuing intercompany elimination of revenues and expenses in response to the control deficiency noted above. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

4.1.*

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders. (Exhibit No. 4.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008.)

12.*

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008.)

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

QUESTAR MARKET RESOURCES, INC.

(Registrant)

October 30, 2008

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

October 30, 2008

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Questar Market Resources 2008 Form 10-Q/A

Exhibit No.

Exhibits

4.1.*

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders. (Exhibit No. 4.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008.)

12.*

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008.)

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

Questar Market Resources 2008 Form 10-Q/A