Form 10-Q/A
period 2008-06-30
QUESTAR MARKET RESOURCES INC
filed 2008-10-30
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Market Resources, Inc. (the Company)  amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, (the Original Filing) which was filed with the Securities and Exchange Commission on August 5, 2008. The Company is filing this Amendment No. 1 for the purposes of:

•

restating the Consolidated Statements of Income, Note 5 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosures with respect to operations by line of business have been restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows as described in Note 3 to the consolidated financial statements;

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

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to August 5, 2008. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows.

Questar Market Resources 2008 Form 10-Q

Questar Market Resources, Inc.

Form 10-Q/A for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

4

Consolidated Statements of Income for the three and six months ended

   June 30, 2008 and 2007

4

Condensed Consolidated Balance Sheets as of June 30, 2008

   and December 31, 2007

5

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2008 and 2007

6

Notes Accompanying the Consolidated Financial Statements

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

11

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4T.

CONTROLS AND PROCEDURES

20

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

20

Signatures

21

Questar Market Resources 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated
	(in millions)
REVENUES
From unaffiliated customers	$623.0	$405.6	$1,188.6	$863.6
From affiliated companies	57.5	46.0	109.4	90.8
Total Revenues	680.5	451.6	1,298.0	954.4

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	185.1	103.6	367.1	272.6
Operating and maintenance	62.7	47.0	119.7	94.3
General and administrative	25.1	24.7	48.1	43.9
Production and other taxes	43.3	21.5	78.1	45.3
Depreciation, depletion and amortization	94.3	74.4	184.0	147.4
Exploration	3.8	3.1	7.3	5.1
Abandonment and impairment	3.6	2.1	6.2	4.1
Wexpro Agreement-oil income sharing	2.3	2.0	4.3	3.1
Total Operating Expenses	420.2	278.4	814.8	615.8
Net (loss) from asset sales	(0.4)	(0.1)	(0.6)
Operating Income	259.9	173.1	482.6	338.6
Interest and other income	3.3	1.5	4.2	3.3
Minority interest	(2.1)		(4.5)
Income from unconsolidated affiliates	0.2	2.2	0.4	4.4
Net mark-to-market gain (loss) on basis-only swaps	16.3	(6.6)	30.0	5.2
Interest expense	(18.4)	(8.7)	(31.0)	(17.0)
Income Before Income Taxes	259.2	161.5	481.7	334.5
Income taxes	97.1	59.4	180.3	122.9
Net Income	$162.1	$102.1	$ 301.4	$211.6

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

	3 Months Ended June 30,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues from unaffiliated customers	$623.0	$654.4	$405.6	$384.6
Total Revenues	680.5	711.9	451.6	430.6

Questar Market Resources 2008 Form 10-Q

Cost of natural gas and other products sold	185.1	216.5	103.6	82.6
Total Operating Expenses	420.2	451.6	278.4	257.4
Note 5 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	192.9	224.3	112.3	91.3
Total Revenues from Unaffiliated Customers	623.0	654.4	405.6	384.6

	6 Months Ended June 30,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues from unaffiliated customers	$1,188.6	$1,264.6	$863.6	$818.5
Total Revenues	1,298.0	1,374.0	954.4	909.3
Cost of natural gas and other products sold	367.1	443.1	272.6	227.5
Total Operating Expenses	814.8	890.8	615.8	570.7
Note 5 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	387.4	463.4	290.0	244.9
Total Revenues from Unaffiliated Customers	1,188.6	1,264.6	863.6	818.5

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

Questar Market Resources 2008 Form 10-Q

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$349.4	$239.0	$ 649.1	$468.8
Wexpro	8.5	4.9	16.8	11.4
Gas Management	72.2	49.4	135.3	93.4
Energy Trading and other	192.9	112.3	387.4	290.0
Total	$623.0	$405.6	$1,188.6	$863.6

Revenues from Affiliated Companies
Wexpro	$ 52.3	$ 42.1	$ 98.7	$ 82.8
Gas Management	5.5	4.1	11.3	8.4
Energy Trading and other	257.8	112.3	484.1	244.2
Subtotal	315.6	158.5	594.1	335.4
Intecompany eliminations	(258.1)	(112.5)	(484.7)	(244.6)
Total	$ 57.5	$ 46.0	$109.4	$ 90.8
Operating Income
Questar E&P	$186.8	$119.9	$ 338.8	$237.0
Wexpro	28.2	22.5	53.6	43.9
Gas Management	37.8	22.8	70.9	41.6
Energy Trading and other	7.1	7.9	19.3	16.1
Total	$259.9	$173.1	$ 482.6	$338.6
Net Income
Questar E&P	$116.8	$ 66.7	$ 213.3	$143.9
Wexpro	18.8	14.7	35.0	28.6
Gas Management	21.7	14.9	40.2	27.3
Energy Trading and other	4.8	5.8	12.9	11.8
Total	$162.1	$102.1	$ 301.4	$211.6

Questar Market Resources 2008 Form 10-Q

	June 30,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,639.2	$2,524.5
Wexpro	553.7	481.1
Gas Management	677.7	494.2
Energy Trading and other	252.8	306.6
Total	$5,123.4	$3,806.4

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

Questar Market Resources 2008 Form 10-Q

Note 8 – Questar E&P Property Acquisitions and Divestitures

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

Note 9 – Financings

In March 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission to sell up to $700 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. Also in March 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At June 30, 2008, there was $250 million outstanding under the credit facility. In April 2008, Market Resources sold $450 million of 10-year notes with a 6.8% interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce short-term bank debt described in Note 8.

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

Note 11 – Recent Accounting Pronouncement

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

Questar Market Resources 2008 Form 10-Q

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

Questar Market Resources 2008 Form 10-Q

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

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $7.43 per Mcf compared to $6.39 per Mcf for the same period in 2007, a 16% increase. Realized oil and NGL prices in 2008 averaged $76.85 per bbl, compared with $49.63 per bbl during the prior year period, a 55% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

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

Questar Market Resources 2008 Form 10-Q

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

Questar Market Resources 2008 Form 10-Q

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

Questar Market Resources 2008 Form 10-Q

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

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the second quarter of 2008 increased 48% to $21.7 million compared to $14.7 million in 2007 and increased 62% to $39.5 million compared to $24.4 million in the first half of 2008 compared with the 2007 period. Fee-based gas processing volumes were 43.2 million MMBtu in the second quarter of 2008, a 29% increase compared to the 2007 quarter and 93.4 million MMBtu in the first half of 2008, a 46% increase compared to the first half of 2007. For the second quarter of 2008, fee-based gas processing revenues increased 31% or $1.5 million, while frac spread from keep-whole processing increased 44% or $5.2 million. Fee-based gas processing revenues increased 41% or $3.9 million in the first-half comparison, while frac spread from keep-whole processing increased 58% or $10.7 million. Approximately 75% of Gas Management first half 2008 net operating revenue (revenue minus processing plant-shrink) was derived from fee-based contracts, down from 78% in the 2007 period.

Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced first half NGL sales by $1.4 million in 2008 and by $0.1 million in 2007.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $4.8 million in the second quarter of 2008, a decrease of 17% compared to the year-earlier period. Lower natural gas-price volatility combined with lower transportation and storage margins led to the decrease from the 2007 quarter. For the first half of 2008, net income was $12.9 million, a 9% increase compared to the first half of 2007. Higher trading and storage margins related to gas-price volatility in the Rockies during the first quarter of 2008 drove the increase in net income in the first half of 2008. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), for the first six months totaled $19.1 million for 2008 compared to $18.2 million for the 2007 period, a 5% increase. Gross marketing margin for the second quarter of 2008 was $7.1 million a 24% decrease from the 2007 period. Revenues from unaffiliated customers were $387.4 million in the first half of 2008 compared to $290.0 million in the 2007 period, an 34%

Questar Market Resources 2008 Form 10-Q

increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 60% in 2008 to $7.74 per MMBtu, compared to $4.85 per MMBtu for the 2007 period.

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

Questar Market Resources 2008 Form 10-Q

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

Questar Market Resources 2008 Form 10-Q

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

Questar Market Resources 2008 Form 10-Q

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the restatement discussed in the explanatory note to this Form 10-Q/A and Note 3 to the financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. They concluded, notwithstanding the restatement, that as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. They also concluded that the procedures are effective and ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate. They further conclude that such information allows timely decisions regarding required disclosure. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer considered that the restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows and that the significant deficiency was identified internally.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.*

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008.)

Questar Market Resources 2008 Form 10-Q

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

October 30, 2008

/s/S. E. Parks

S. E. Parks

Vice President and Chief Financial Officer

Exhibits List

Exhibits

12.*

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008.)

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

Questar Market Resources 2008 Form 10-Q