Form 10-K
period 2008-12-31
QUESTAR MARKET RESOURCES INC
filed 2009-02-27
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

STATE OF UTAH	000-30321	87-0287750
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45601, Salt Lake City, Utah 84145-0601

(Address of principal executive offices)

Registrant’s telephone number:  (801) 324-2600

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

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Questar Market Resources 2008 Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2008):  $0.

On January 31, 2009, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding (all shares are owned by Questar Corporation).

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Questar Market Resources 2008 Form 10-K

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

5

Forward-Looking Statements

5

Glossary of Commonly Used Terms

6

PART I

Item 1.

BUSINESS

Nature of Business

9

Exploration and Production – Questar E&P and Wexpro

10

Midstream Field Services – Questar Gas Management

11

Energy Marketing – Questar Energy Trading

11

Employees

11

Item 1A.

RISK FACTORS

12

Item 1B.

UNRESOLVED STAFF COMMENTS

15

Item 2.

PROPERTIES

Exploration and Production – Questar E&P and Wexpro

15

Midstream Field Services – Questar Gas Management

16

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

30

Questar Market Resources 2008 Form 10-K

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

MANAGEMENT AND RELATED STOCKHOLDER MATTERS (omitted)

59

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE (omitted)

59

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

59

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

59

SIGNATURES

61

Where You Can Find More Information

Questar Market Resources, Inc. (Market Resources or the Company), is a wholly owned subsidiary of Questar Corporation (Questar). Both Questar and Market Resources file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). The public may read and copy these reports and any other materials filed with the SEC at 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Market Resources.

Investors can also access financial and other information via Questar’s web site at www.questar.com. Questar and Market Resources make available, free of charge, through the web site copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar’s web site which is not directly incorporated by reference into the Company’s Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar’s web site also contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and the Business Ethics and Compliance Policy.

Finally, you may request a copy of filings, other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Market Resources, 180 East 100 South Street, P.O. Box 45601, Salt Lake City, Utah 84145-0601 (telephone number 801-324-2600).

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

Questar Market Resources 2008 Form 10-K

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

Questar Market Resources 2008 Form 10-K

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

hedging   The use of derivative commodity and interest-rate instruments to reduce financial exposure to commodity-price and interest-rate volatility

.

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

NYMEX   The New York Mercantile Exchange.

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

Questar Market Resources 2008 Form 10-K

royalty   An interest in a gas and oil lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

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

working interest   An interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.

workover   Operations on a producing well to restore or increase production.

Questar Market Resources 2008 Form 10-K

FORM 10-K

ANNUAL REPORT, 2008

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

The corporate-organization structure and major subsidiaries are summarized below:

See Note 13 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of each of the Company’s lines of business follows.

Questar Market Resources 2008 Form 10-K

EXPLORATION AND PRODUCTION – Questar E&P and Wexpro

General: Questar’s exploration and production business is conducted through Questar E&P and Wexpro. Exploration and production generated approximately 84% of the Company’s operating income in 2008. Questar E&P operates in two core areas – the Rocky Mountain region of Wyoming, Utah and Colorado and the Midcontinent region of Oklahoma, Texas and Louisiana. Questar E&P has a large inventory of identified development drilling locations, primarily on the Pinedale Anticline in western Wyoming, in the Uinta Basin of Utah and in northwestern Louisiana. Questar E&P continues to conduct exploratory drilling to determine the commerciality of its inventory of undeveloped leaseholds located primarily in the Rocky Mountain region. Questar E&P seeks to maintain geographical and geological diversity with its two core areas. Questar E&P has in the past and may in the future pursue acquisition of producing properties through the purchase of assets or corporate entities to expand its presence in its core areas or create a new core area.

Questar E&P reported 2,218.1 Bcfe of estimated proved reserves as of December 31, 2008. Approximately 72% of Questar E&P’s proved reserves, or 1,587.3 Bcfe, were located in the Rocky Mountain region of the United States, while the remaining 28%, or 630.8 Bcfe, were located in the Midcontinent region. Approximately 1,269.4 Bcfe of the proved reserves reported by Questar E&P at year-end 2008 were developed, while 948.7 Bcfe were proved undeveloped. The majority of the proved undeveloped reserves were associated with the Company’s Pinedale Anticline leasehold. Natural gas comprised about 91% of Questar E&P’s total proved reserves at year-end 2008. See Item 2 of Part I and Note 15 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for more information on the Company’s proved reserves.

Wexpro manages, develops and produces cost of service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro’s investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro’s investment base totaled $410.6 million at December 31, 2008. See Note 12 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Wexpro delivers natural gas production to Questar Gas at a price equal to Wexpro’s cost-of-service. Cost-of-service gas satisfied 49% of Questar Gas supply requirements during 2008 at prices that were lower than Questar Gas paid for purchased gas. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro’s return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

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

Competition and Customers: Questar E&P faces competition in every part of its business, including the acquisition of producing properties and leasehold acreage, the marketing of gas and oil, and obtaining goods, services and labor. Its longer-term growth strategy depends, in part, on its ability to purchase reasonably-priced reserves and develop them in a low-cost and efficient manner.

Questar E&P, both directly and through Energy Trading, sells natural gas production to a variety of customers, including gas-marketing firms, industrial users and local-distribution companies. However, Questar E&P and Energy Trading do not sell natural gas to Questar Gas. Questar E&P regularly evaluates counterparty credit and may require financial guarantees from parties that fail to meet its credit criteria.

Wexpro collected 87% of its 2008 revenues from affiliated companies, primarily Questar Gas.

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

Questar Market Resources 2008 Form 10-K

Most Questar E&P leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on significant portions of Market Resources leasehold due to wildlife activity and/or habitat. Market Resources has worked with federal and state officials in Wyoming to obtain authorization for limited winter-drilling activities on the Pinedale Anticline and has developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of its activities on wildlife and wildlife habitat. Various wildlife species inhabit Market Resources leaseholds at Pinedale and in other areas. The presence of wildlife, including species that are protected under the federal Endangered Species Act could limit access to leases held by Market Resources on public lands.

In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Questar E&P and Wexpro will be allowed to drill and complete wells year-round in one of five Concentrated Development Areas defined in the PAPA. The ROD contains additional requirements and restrictions on development of the PAPA.

MIDSTREAM FIELD SERVICES – Questar Gas Management

General: Gas Management generated approximately 13% of the Company’s operating income in 2008. Gas Management owns 50% of Rendezvous Gas Services, LLC, (Rendezvous), a partnership that operates gas-gathering facilities in western Wyoming. Rendezvous gathers natural gas for Pinedale Anticline and Jonah field producers for delivery to various interstate pipelines. Gas Management also owns 38% of Uintah Basin Field Services LLC (Field Services) and 50% of Three Rivers Gathering, LLC (Three Rivers) partnerships that operate gas-gathering facilities in eastern Utah. The FERC-regulated Rendezvous Pipeline Co., LLC (Rendezvous Pipeline), a wholly owned subsidiary of Gas Management, operates a 21-mile 20-inch-diameter pipeline between Gas Management’s Blacks Fork gas-processing plant and the Muddy Creek compressor station owned by Kern River Gas Transmission Co. (Kern River Pipeline).

Fee-based gathering and processing revenues were 76% of Gas Management’s net operating revenues during 2008. Approximately 35% of Gas Management’s 2008 net gas-processing revenues were derived from fee-based processing agreements. The remaining revenues were derived from natural gas processing margins from keep-whole agreements that are exposed to the frac spread. A keep-whole contract insulates producers from frac-spread risk while a fee-based contract eliminates commodity price risk for the processing plant owner. To further reduce volatility associated with keep-whole contracts, Gas Management may enter into forward-sales contracts for NGL or hedge NGL prices and equivalent gas volumes with the intent to lock in a processing margin. Under a contract with Questar Gas, Gas Management also gathers cost-of-service volumes produced from properties operated by Wexpro.

Gas Management collected 8% of its 2008 revenues from affiliated companies, primarily Questar Gas.

Competition and Customers: Gas Management provides natural gas-gathering and processing services to affiliates and third-party producers who have proved and/or producing gas fields in the Rocky Mountain region. Most of Gas Management’s gas-gathering and processing services are provided under long-term agreements.

ENERGY MARKETING – Questar Energy Trading

General: Energy Trading markets natural gas, oil and NGL and generated approximately 3% of the Company’s operating income in 2008. It combines gas volumes purchased from third parties and equity production to build a flexible and reliable portfolio. As a wholesale marketing entity, Energy Trading concentrates on markets in the Rocky Mountains, Pacific Northwest and Midcontinent that are either close to affiliate reserves and production or accessible by major pipelines. Energy Trading contracts for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin, a large baseload-storage facility owned by affiliate Questar Pipeline. Energy Trading, through its subsidiary Clear Creek Storage Company, LLC, operates an underground gas-storage reservoir in southwestern Wyoming. Energy Trading uses owned and leased-storage capacity together with firm-transportation capacity to take advantage of price differentials and arbitrage opportunities.

Competition and Customers: Energy Trading sells equity crude-oil production to refiners, remarketers and other companies, including some with pipeline facilities near company producing properties. In the event pipeline facilities are not available, Energy Trading transports crude oil by truck to storage, refining or pipeline facilities. Energy Trading uses derivatives to manage commodity price risk. Energy Trading primarily uses fixed-price swaps to secure a known price for a specific volume of production. Energy Trading does not engage in speculative hedging transactions. See Item 7A  and Notes 1 and 6 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information relating to hedging activities.

Employees

At December 31, 2008, Market Resources had 907 employees compared with 775 a year earlier.

Questar Market Resources 2008 Form 10-K

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

Risks Inherent in the Company’s Business

The future prices for natural gas, oil and NGL are unpredictable. Historically natural gas, oil and NGL prices have been volatile and will likely continue to be volatile in the future. U.S. natural gas prices in particular are significantly influenced by weather. Any significant or extended decline in commodity prices would impact the Company’s future financial condition, revenue, operating result, cash flow, return on invested capital, and rate of growth. Because approximately 91% of Market Resources’ proved reserves at December 31, 2008, were natural gas, the Company’s revenue, margin, cash flow, net income and return on invested capital are substantially more sensitive to changes in natural gas prices than to changes in oil prices.

Questar cannot predict the future price of natural gas, oil and NGL because of factors beyond its control, including but not limited to:

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

•

technological advances affecting energy consumption and energy supply;

•

political instability or armed conflict in oil and natural gas producing regions;

•

conservation efforts;

•

the price, availability and acceptance of alternative fuels;

•

storage levels of natural gas, oil, and NGL; and

•

the quality of gas and oil produced.

A slowdown in economic activity caused by an extended recession would likely reduce domestic and worldwide demand for energy and result in lower natural gas, oil and NGL prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $40 per Bbl in January 2009, while NYMEX natural gas prices have declined from over $13 per Mcf to below $4 per Mcf over the same period. In addition, the forecasted prices for the remainder of 2009 have also declined.

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

Questar Market Resources 2008 Form 10-K

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

Shortages of oilfield equipment, services and qualified personnel could impact results of operations. The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There have also been regional shortages of drilling rigs and other equipment, as demand for specialized rigs and equipment has increased along with the number of wells being drilled. These factors also cause increases in costs for equipment, services and personnel. These cost increases could impact profit margin, cash flow and operating results or restrict the ability to drill wells and conduct operations, especially during periods of lower natural gas and oil prices.

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

As is customary in the gas and oil industry, the Company maintains insurance against some, but not all, of these potential risks and losses. Market Resources cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company’s financial condition and operations.

Disruption of, capacity constraints in, or proximity to pipeline systems could impact results of operations. Questar E&P transports gas to market by utilizing pipelines owned by others. If pipelines do not exist near producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, gas sales could be reduced or shut in, reducing profitability. If pipeline quality tariffs change, the company might be required to install additional processing equipment which could increase costs.

Market Resources is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Market Resources also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for certain projects. The availability and cost of these credit sources is cyclical, and these capital sources may not remain available or the Company may not be able to obtain money at a reasonable cost in the future. Liquidity in the global-credit markets has severely contracted, making terms for certain financings less attractive, and in certain cases, resulted in the unavailability of certain types of financing. In lieu of commercial paper issuance, the Company at times has utilized back-up lines of credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend back up lines of credit in the future. All of Market Resources’ bank loans are floating-rate debt. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. The interest rates on bank loans are tied to debt credit ratings of Market Resources and its subsidiaries published by Standard & Poor’s and Moody’s. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of money from banks and other sources. While management believes it is important to maintain investment grade credit ratings to conduct the Company’s businesses, the Company may not be able to keep investment grade ratings.

Questar Market Resources 2008 Form 10-K

The severe economic recession increases credit risk. Market Resources has significant credit exposure in outstanding accounts receivable from customers in all segments of its business. The Company is tightening its credit procedures such as requiring deposits or prepayments to help manage this risk. Market Resources also aggressively pursues collection of past-due accounts receivable.

Risks Related to Strategy

A significant portion of Market Resources production, revenue and cash flow is derived from assets that are concentrated in the Rocky Mountain region. While geographic concentration of assets provides scope and scale that can reduce operating costs and provide other operating synergies, asset concentration increases exposure to certain risks. Market Resources has extensive operations on the Pinedale Anticline and in the Greater Green River Basin of southwestern Wyoming and in the Uinta Basin of eastern Utah. Any circumstance or event that negatively impacts the operations of Questar E&P, Wexpro or Gas Management in that area could materially reduce earnings and cash flow.

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

Market Resources enters into commodity-price derivative arrangements with creditworthy counterparties (banks and energy-trading firms) that do not require collateral deposits. The amount of credit available may vary depending on the credit ratings assigned to the Company’s debt securities. Market Resources is exposed to the risk of counterparties not performing.

Market Resources may be subject to risks in connection with acquisitions. The acquisition of gas and oil properties requires the assessment of recoverable reserves; future gas and oil sales prices and basis differentials; operating costs; and potential environmental and other liabilities. The accuracy of these assessments is inherently uncertain. In connection with these assessments, the Company performs a review of the subject properties and pursues contractual protection and indemnification generally consistent with industry practices.

Risks Related to Regulation

Market Resources is subject to complex regulations on many levels. The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more onerous over time. In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Market Resources must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions have become more stringent over time and can limit or prevent exploration and production on the Company’s Rockies leasehold. Certain environmental groups oppose drilling on some of Market Resources’ federal and state leases. These groups sometimes sue federal and state agencies for alleged procedural violations in an attempt to stop, limit or delay natural gas and oil development on public lands.

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

Questar Market Resources 2008 Form 10-K

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of the Company’s exploration and production and midstream field services operations. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, needed permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Market Resources’ ability to conduct its operations or to do so profitably.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EXPLORATION AND PRODUCTION

Reserves – Questar E&P

The following table sets forth Questar E&P’s estimated proved reserves as of December 31, 2008. Questar E&P’s reserve estimates are collectively prepared by Ryder Scott Company and Netherland, Sewell & Associates, Inc., independent reservoir-engineering consultants. Questar E&P does not have any long-term supply contracts with foreign governments or reserves of equity investees or reserves of subsidiaries with a significant minority interest. At December 31, 2008, approximately 93% of Questar E&P’s estimated proved reserves were Company operated. All reported reserves are located in the United States.

Estimated proved reserves
Natural gas (Bcf)	2,028.5
Oil and NGL (MMbbl)	31.6
Total proved reserves (Bcfe)	2,218.1
Proved developed reserves (Bcfe)	1,269.4

Questar E&P’s reserve statistics for the years ended December 31, 2006 through 2008, are summarized below:

Year	Year End Reserves (Bcfe)	Proved Gas and Oil Reserves Annual Production (Bcfe)	Reserve Life (Years)
2006	1,631.4	129.6	12.6
2007	1,867.6	140.2	13.3
2008	2,218.1	171.4	12.9

Questar Market Resources 2008 Form 10-K

Questar E&P proved reserves by major operating areas at December 31, 2008 and 2007 follow:

	2008		2007
	(Bcfe)	(% of total)	(Bcfe)	(% of total)
Pinedale Anticline	1,164.9	53	1,033.9	55
Uinta Basin	258.8	12	301.2	16
Rockies Legacy	163.6	7	158.6	9
Rocky Mountains Total	1,587.3	72	1,493.7	80
Midcontinent	630.8	28	373.9	20
Questar E&P Total	2,218.1	100	1,867.6	100

Reserves – Cost-of-Service

Wexpro manages, develops and produces cost-of-service reserves for Questar Gas under the terms of the Wexpro Agreement. The following table sets forth estimated proved cost-of-service natural gas reserves and oil reserves. The estimates of cost-of-service proved reserves were made by Wexpro reservoir engineers as of December 31, 2008. All reported reserves are located in the United States.

Estimated cost-of-service proved reserves
Natural gas (Bcf)	646.9
Oil (MMbbl)	4.5
Total proved reserves (Bcfe)	673.9
Proved developed reserves (Bcfe)	489.9

The gas reserves developed and produced by Wexpro are delivered to Questar Gas at cost of service. Income from oil properties remaining after recovery of expenses and Wexpro contractual return on investment under the Wexpro Agreement is divided between Wexpro and Questar Gas. Therefore, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated such potential difficulty and provides that companies may give appropriate recognition to differences arising because of the effect of the ratemaking process. Accordingly, Wexpro reservoir engineers used a minimum producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

Refer to Note 15 of the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to both Questar E&P proved reserves and the Company’s cost-of-service reserves as of the end of each of the last three years.

In addition to this filing, Questar E&P and Wexpro will each file reserves estimates as of December 31, 2008, with the Energy Information Administration of the Department of Energy on Form EIA-23. Although the companies use the same technical and economic assumptions when they prepare the EIA-23, they are obligated to report reserves for all wells they operate, not for all wells in which they have an interest, and to include the reserves attributable to other owners in such wells.

Production

The following table sets forth the net production volumes, the average sales prices per Mcf of natural gas, per bbl of oil and NGL produced, and the lifting cost per Mcfe for the years ended December 31, 2008, 2007 and 2006. Lifting costs include labor, repairs, maintenance, materials, supplies and well workovers, administrative costs of production offices, insurance and property and severance taxes.

	Year Ended December 31,
	2008	2007	2006
Questar E&P
Volumes produced and sold
Natural gas (Bcf)	151.9	121.9	113.9
Oil and NGL (MMbbl)	3.3	3.0	2.6
Total production (Bcfe)	171.4	140.2	129.6
Average realized price, net to the well (including hedges)
Natural gas (Bcf)	$ 7.56	$ 6.45	$ 5.98

Questar Market Resources 2008 Form 10-K

Oil and NGL (MMbbl)	72.96	53.99	49.12
Lifting costs (per Mcfe)
Lease operating expense	$ 0.73	$ 0.63	$ 0.57
Production taxes	0.61	0.43	0.45
Total lifting costs	$ 1.34	$ 1.06	$ 1.02
Cost-of-Service
Volumes produced
Natural gas (Bcf)	46.1	34.9	38.8
Oil and NGL (MMbbl)	0.4	0.4	0.4
Total production (Bcfe)	48.6	37.4	40.9

Productive Wells

The following table summarizes the Company’s productive wells (including cost-of-service wells) as of December 31, 2008. All of these wells are located in the United States.

	Gas	Oil	Total
Gross	5,468	1,007	6,475
Net	2,468	485	2,953

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2008, the Company had 151 gross wells with multiple completions.

The Company also holds numerous overriding-royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding-royalty interests will be included in the gross and net-well count.

Leasehold Acres

The following table summarizes developed and undeveloped-leasehold acreage in which the Company owns a working interest as of December 31, 2008. “Undeveloped Acreage” includes leasehold interests that already may have been classified as containing proved undeveloped reserves and unleased mineral-interest acreage owned by the Company. Excluded from the table is acreage in which the Company’s interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the U.S.

	Developed Acres(1)		Undeveloped Acres(2)		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Arkansas	32,702	10,362	3,958	2,425	36,660	12,787
Colorado	150,868	102,931	165,060	76,928	315,928	179,859
Kansas	29,822	12,922	52,779	17,255	82,601	30,177
Louisiana	46,888	33,788	13,426	12,702	60,314	46,490
Montana	20,149	8,138	306,139	52,852	326,288	60,990
New Mexico	97,149	71,224	32,939	12,618	130,088	83,842
North Dakota	5,621	537	216,841	86,419	222,462	86,956
Oklahoma	1,559,034	279,707	158,626	91,869	1,717,660	371,576
South Dakota			204,398	107,151	204,398	107,151
Texas	130,989	43,926	68,414	52,655	199,403	96,581
Utah	141,497	109,115	235,955	136,961	377,452	246,076
Wyoming	284,446	178,058	320,384	219,135	604,830	397,193
Other	5,153	2,534	157,886	42,516	163,039	45,050
Total	2,504,318	853,242	1,936,805	911,486	4,441,123	1,764,728

(1)Developed acreage is acreage assigned to productive wells.

Questar Market Resources 2008 Form 10-K

(2)Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

A portion of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date. Leases held by production remain in effect until production ceases. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

Leaseholds Expiring	Undeveloped Acres Expiring
	Gross	Net
12 months ending December 31,
2009	77,988	52,514
2010	78,763	44,200
2011	80,310	53,017
2012	76,084	74,825
2013 and later	187,987	171,648

Drilling Activity

The following table summarizes the number of development and exploratory wells drilled by Market Resources, including the cost-of-service wells drilled by Wexpro, during the years indicated.

	Year Ended December 31,
	Productive			Dry
	2008	2007	2006	2008	2007	2006
Net Wells Completed
Exploratory	2.3	0.3	0.9	0.9	0.4	5.2
Development	257.8	199.6	185.6	6.2	2.5	4.6

Gross Wells Completed
Exploratory	10	2	2	2	1	11
Development	490	426	408	13	11	18

MIDSTREAM FIELD SERVICES – Questar Gas Management

Gas Management owns 1,598 miles of gathering lines in Utah, Wyoming, and Colorado. Rendezvous Pipeline owns a 21-mile 20-inch-diameter line between Gas Management’s Blacks Fork gas-processing plant and Kern River Pipeline’s Muddy Creek compressor station that can deliver up to 300 MMcf of natural gas per day to markets in California and Nevada served by the Kern River Pipeline. In conjunction with these gathering facilities, Gas Management owns compression facilities, field-dehydration and measuring systems. Rendezvous owns an additional 330 miles of gathering lines and associated field equipment, Field Services owns 75 miles of gathering lines and associated field equipment and Three Rivers owns 55 miles of gathering lines. Gas Management owns processing plants that have an aggregate capacity of 680 MMcf of unprocessed natural gas per day.

ENERGY MARKETING – Questar Energy Trading

Energy Trading, through its wholly owned subsidiary Clear Creek Storage Company, LLC, owns and operates an underground gas-storage reservoir in southwestern Wyoming.

ITEM 3.  LEGAL PROCEEDINGS.

Market Resources is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages

Questar Market Resources 2008 Form 10-K

and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Grynberg Case

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar under the federal False Claims Act that were substantially similar to cases filed against other natural gas companies. The cases were consolidated for discovery and pre-trial motions in Wyoming’s federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government. By order dated October 20, 2006, the district court dismissed all of Grynberg’s claims against all the defendants for lack of jurisdiction. The judge found that Grynberg was not the “original source” and therefore could not bring the action. Grynberg has appealed the case to the U.S. Tenth Circuit Court of Appeals, where the case is currently pending.

Environmental Claims

In United States of America v. Questar Gas Management Co., Civil No. 208CV167, filed on February 29, 2008, in Utah Federal District Court, the Environmental Protection Agency (EPA) alleges that Gas Management violated the federal Clean Air Act (CAA) and seeks substantial penalties and a permanent injunction involving the manner of operation of five compressor stations located in the Uinta Basin of eastern Utah. EPA further alleges that the facilities are located within the original boundaries of the former Uncompahgre Indian Reservation and are therefore within “Indian Country”. EPA asserts primary CAA jurisdiction over "Indian Country" where state CAA programs do not apply. EPA contends that the potential to emit, on a hypothetically uncontrolled basis, for Gas Management’s facilities render them “major sources” of emissions for criteria and hazardous air pollutants. Categorization of the facilities as “major sources” affects the particular regulatory program applicable to those facilities. EPA claims that Gas Management failed to obtain the necessary major source pre-construction or modification permits, and failed to comply with hazardous air-pollutant regulations for testing and reporting, among other things. Gas Management contends that its facilities have pollution controls installed that reduce their actual air emissions below major source thresholds, rendering them subject to different regulatory requirements. Gas Management intends to vigorously defend against the EPA’s claims, and believes that the major source permitting and regulatory requirements at issue can be legally avoided by applying Utah’s CAA program or EPA's prior practice for similar facilities elsewhere in Indian Country, among other defenses. Because of the complexities and uncertainties of this legal dispute, it is difficult to predict the likely potential outcomes; however, management believes the company has accrued an appropriate liability for this claim.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY

Market Resources net income increased 39% in 2008 compared to 2007 and 18% in 2007 over 2006 primary due to higher realized natural gas, crude oil and NGL prices, higher gathering and processing margins at Gas Management and an increased investment base at Wexpro.

Following are comparisons of net income by line of business:

Questar Market Resources 2008 Form 10-K

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Exploration and Production
Questar E&P	$408.0	$285.5	$253.9	$122.5	$31.6
Wexpro	73.9	59.2	50.0	14.7	9.2
Midstream Field Services – Gas Management	81.5	55.3	42.6	26.2	12.7
Energy Marketing – Energy Trading, and other	22.1	20.8	9.6	1.3	11.2
Net Income	$585.5	$420.8	$356.1	$164.7	$64.7

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating Income
REVENUES
Natural gas sales	$1,147.7	$786.9	$681.6	$360.8	$105.3
Oil and NGL sales	237.5	164.2	128.6	73.3	35.6
Other	6.9	4.9	5.5	2.0	(0.6)
Total Revenues	1,392.1	956.0	815.7	436.1	140.3
OPERATING EXPENSES
Operating and maintenance	125.4	87.9	73.6	37.5	14.3
General and administrative	55.8	56.3	42.4	(0.5)	13.9
Production and other taxes	104.0	60.1	58.3	43.9	1.8
Depreciation, depletion and amortization	330.9	243.5	185.7	87.4	57.8
Exploration	29.3	22.0	34.4	7.3	(12.4)
Abandonment and impairment	44.6	10.8	7.6	33.8	3.2
Natural gas purchases	0.5	2.2	2.8	(1.7)	(0.6)
Total Operating Expenses	690.5	482.8	404.8	207.7	78.0
Net gain (loss) from asset sales	60.4	(0.6)	24.3	61.0	(24.9)
Operating Income	$ 762.0	$472.6	$435.2	$289.4	$ 37.4

Operating Statistics
Production Volumes
Natural gas (Bcf)	151.9	121.9	113.9	30.0	8.0
Oil and NGL (MMbbl)	3.3	3.0	2.6	0.3	0.4
Total production (Bcfe)	171.4	140.2	129.6	31.2	10.6
Average daily production (MMcfe)	468.3	384.1	355.2	84.2	28.9
Average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$ 7.56	$ 6.45	$ 5.98	$ 1.11	$ 0.47
Oil and NGL (per bbl)	72.96	53.99	49.12	18.97	4.87

Questar Market Resources 2008 Form 10-K

Questar E&P reported net income of $408.0 million in 2008, up 43% from $285.5 million in 2007 and $253.9 million in 2006. Higher realized natural gas, crude oil and NGL prices and growing production more than offset a 17% increase in 2008 average production costs. Net mark-to-market losses on natural gas basis-only hedges decreased pre-tax income $79.2 million in 2008 compared to net pre-tax gains of $5.7 million a year-earlier. Net gains from sales of assets at Questar E&P increased pre-tax income $60.4 million in 2008 compared to a net pre-tax loss of $0.6 million in the year-earlier period.

Questar E&P production volumes totaled 171.4 Bcfe in 2008 compared to 140.2 Bcfe in 2007 and 129.6 Bcfe in 2006. On an energy-equivalent basis, natural gas comprised approximately 89% of Questar E&P 2008 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in Bcfe)
Pinedale Anticline	56.8	47.4	39.5	9.4	7.9
Uinta Basin	26.9	25.4	25.1	1.5	0.3
Rockies Legacy	19.9	16.4	18.3	3.5	(1.9)
Rocky Mountain total(a)	103.6	89.2	82.9	14.4	6.3
Midcontinent	67.8	51.0	46.7	16.8	4.3
Total Questar E&P	171.4	140.2	129.6	31.2	10.6

(a)Questar E&P temporarily shut in approximately 1.4 Bcfe of net production in 2008 and 10.3 Bcfe in 2007 in the Rocky Mountain region in response to low natural gas prices.

Questar E&P net production from the Pinedale Anticline in western Wyoming grew 20% to 56.8 Bcfe in 2008 as a result of ongoing development drilling. Historically, Pinedale seasonal access restrictions imposed by the Bureau of Land Management have limited the ability to drill and complete wells during the mid-November to early May period. In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Questar E&P and Wexpro will be allowed to drill and complete wells year-round in one of the five Concentrated Development Areas defined in the PAPA. The ROD contains additional requirements and restrictions on development of the PAPA.

In the Uinta Basin, Questar E&P’s net production grew 6% to 26.9 Bcfe in 2008. Production volumes were adversely impacted by connection of new, deep, high-pressure wells to the existing gathering infrastructure. Connection of the new deep wells resulted in high gathering-system pressure that negatively impacted production from existing shallower and lower pressure Wasatch/Mesaverde wells. Gathering infrastructure improvements are underway to address the situation, but right-of-way permitting issues could delay installation until mid 2009.

Rockies Legacy net production in 2008 grew 21% to 19.9 Bcfe, 3.5 Bcfe higher than the year-ago period. Increased production volumes were driven by new wells and the acquisition of additional interests in the Wamsutter area of the Green River Basin in Wyoming, and increased production from outside-operated oil wells in the Williston Basin in North Dakota. Questar E&P Rockies Legacy properties include all Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

Net production in the Midcontinent grew 33% to 67.8 Bcfe in 2008, 16.8 Bcfe higher than 2007. Midcontinent production growth was driven by the first quarter 2008 acquisition of new natural gas development properties in northwest Louisiana, ongoing infill-development drilling in the Elm Grove field in northwest Louisiana, continued development of the Granite Wash/Atoka/Morrow play in the Texas Panhandle, and production from new outside-operated Woodford Shale horizontal gas wells in the Anadarko Basin in central Oklahoma.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $7.56 per Mcf compared to $6.45 per Mcf in 2007, a 17% increase. Realized oil and NGL prices in 2008 averaged $72.96 per bbl, compared with $53.99 per bbl during the prior year, a 35% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

Questar Market Resources 2008 Form 10-K

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Natural gas (per Mcf)
Rocky Mountains	$6.85	$5.90	$5.70	$0.95	$0.20
Midcontinent	8.63	7.42	6.46	1.21	0.96
Volume-weighted average	7.56	6.45	5.98	1.11	0.47
Oil and NGL (per bbl)
Rocky Mountains	$73.05	$53.51	$46.62	$19.54	$6.89
Midcontinent	72.82	54.85	54.93	17.97	(0.08)
Volume-weighted average	72.96	53.99	49.12	18.97	4.87

Questar E&P may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. Also, Questar E&P may use basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Questar E&P hedged or pre-sold approximately 82% of gas production in 2008 and hedged or pre-sold 75% of gas production in 2007. Hedging increased Questar E&P gas revenues by $125.8 million in 2008 and increased revenues $245.7 million in 2007. Approximately 50% of 2008 and 61% of 2007 Questar E&P oil production was hedged or pre-sold. Oil hedges reduced oil revenues by $31.9 million in 2008 and $17.2 million in 2007. The net mark-to-market effect of basis-only swaps is reported in the Consolidated Statements of Income below operating income. Derivative positions as of December 31, 2008, are summarized in Item 7A of Part II in this Annual Report on Form 10-K.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.94 per Mcfe in 2008 versus $3.38 per Mcfe in 2007. Questar E&P production costs are summarized in the following table:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(per Mcfe)
Depreciation, depletion and amortization	$1.93	$1.74	$1.43	$0.19	$0.31
Lease operating expense	0.73	0.63	0.57	0.10	0.06
General and administrative expense	0.33	0.40	0.33	(0.07)	0.07
Allocated interest expense	0.34	0.18	0.21	0.16	(0.03)
Production taxes	0.61	0.43	0.45	0.18	(0.02)
Total Production Costs	$3.94	$3.38	$2.99	$0.56	$0.39

Production volume-weighted average depreciation, depletion and amortization per Mcfe (DD&A rate) increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from recently acquired, higher-cost fields in the Midcontinent. Lease operating expense per Mcfe increased due to higher costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe decreased as a result of increased production. Allocated interest expense per Mcfe of production increased primarily due to financing costs related to the first quarter 2008 acquisition of natural gas development properties in northwest Louisiana. Production taxes per Mcfe increased in 2008 as the result higher natural gas and oil sales prices. The company pays production taxes based on a percentage of sales prices excluding the impact of hedges.

Questar E&P exploration expense increased $7.3 million or 33% in 2008 compared to 2007. Abandonment and impairment expense increased $33.8 million or 313% in 2008 compared to 2007. Abandonment and impairment expense increased $29.9 million in the fourth quarter of 2008 compared with the same period of 2007. Lower year-end 2008 gas and oil prices triggered impairment testing of long-lived assets. Future cash flows using estimated forward-looking commodity prices were sufficient to recover the investment of a majority of the long-lived assets. A combination of poor production performance, higher production costs and negative reserve revisions resulted in the impairment of certain gas and oil assets in 2008.

Questar Market Resources 2008 Form 10-K

In the third quarter of 2008, Questar E&P sold certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas and recognized a pre-tax gain of approximately $61.2 million. These properties contributed 2.8 Bcfe to Questar E&P net production in 2008. In 2006, Questar E&P sold certain proved reserves and undeveloped leasehold interests in western Colorado and recognized a pre-tax gain of $22.7 million.

Major Questar E&P Operating Areas

Pinedale Anticline

As of December 31, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 331 producing wells on the Pinedale Anticline compared to 250 at December 31, 2007. Of the 331 producing wells, Questar E&P has working interests in 309 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 107 of the 331 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 17,872-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2008, Questar E&P had booked 400 proved undeveloped locations on a combination of 5-, 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,164.9 Bcfe, or 53% of Questar E&P total proved reserves. The Company continues to evaluate development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,500 additional wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of December 31, 2008, Questar E&P had an operating interest in 909 gross producing wells in the Uinta Basin of eastern Utah, compared to 857 at December 31, 2007. At December 31, 2008, Questar E&P had booked 114 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 258.8 Bcfe or 12% of Questar E&P total proved reserves. Uinta Basin reserves declined 14% due to lower year-end 2008 gas and oil prices and a price-related slow down in development drilling. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 252,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 163.6 Bcfe or 7% of Questar E&P total proved reserves at December 31, 2008. Exploration and development activity for 2008 includes wells in the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of northwest Louisiana, the Granite Wash play in the Texas Panhandle and the emerging Woodford Shale play in western Oklahoma, Questar E&P Midcontinent leasehold interests are fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 630.8 Bcfe or 28% of Questar E&P total proved reserves at December 31, 2008.

Questar E&P has approximately 31,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P’s leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Cotton Valley and Hosston formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2009. As of December 31, 2008, Questar E&P had 11 operated rigs drilling in the project area and operated or had working interests in 539 producing wells in northwest Louisiana compared to 463 at December 31, 2007.

Wexpro

Wexpro reported net income of $73.9 million in 2008 compared to $59.2 million in 2007, a 25% increase and $50.0 million in 2006. Wexpro 2008 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its

Questar Market Resources 2008 Form 10-K

investment base. Wexpro’s investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro’s investment base totaled $410.6 million at December 31, 2008, an increase of $110.2 million or 37% since December 31, 2007. Wexpro produced 46.1 Bcf of cost-of-service gas in 2008.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating Income
REVENUES
Gathering	$153.2	$111.4	$ 89.2	$ 41.8	$ 22.2
Processing	137.0	94.9	94.7	42.1	0.2
Total Revenues	290.2	206.3	183.9	83.9	22.4
OPERATING EXPENSES
Operating and maintenance	95.0	83.6	92.4	11.4	(8.8)
General and administrative	23.7	17.2	12.2	6.5	5.0
Production and other taxes	2.6	1.4	0.6	1.2	0.8
Depreciation, depletion and amortization	28.7	19.1	15.3	9.6	3.8
Abandonment and impairments	0.8	0.4		0.4	0.4
Total Operating Expenses	150.8	121.7	120.5	29.1	1.2
Net gain from asset sales			1.0		(1.0)
Operating Income	$139.4	$ 84.6	$ 64.4	$ 54.8	$ 20.2

Operating Statistics
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	224.0	162.1	124.1	61.9	38.0
For affiliated customers	168.5	128.1	150.0	40.4	(21.9)
Total Gas Gathering Volumes	392.5	290.2	274.1	102.3	16.1
Gas gathering revenue (per MMBtu)	$0.31	$0.32	$0.29	($0.01)	$0.03
Natural gas processing volumes
NGL sales (MMgal)	89.5	76.5	88.1	13.0	(11.6)
NGL sales price (per gal)	$1.18	$0.98	$0.88	0.20	0.10
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	87.4	44.1	37.5	43.3	6.6
For affiliated customers	114.1	82.5	82.9	31.6	(0.4)
Total Fee-Based Processing Volumes	201.5	126.6	120.4	74.9	6.2
Fee-based processing (per MMBtu)	$0.14	$0.15	$0.14	($0.01)	$0.01

Gas Management grew net income 47% to $81.5 million in 2008 compared to $55.3 million in 2007 and $42.6 million in 2006. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) in 2008 increased 74% to $116.9 million compared to $67.1 million in 2007. Expanding Pinedale production, new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous contributed to a 38% increase in third-party volumes in 2008. Gathering volumes increased 102.3 million MMBtu, or 35% to 392.5 million MMBtu in 2008. Rendezvous, formerly an unconsolidated affiliate, was consolidated with Gas Management beginning in 2008 and accounted for 39.0 million MMBtu. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas of Wyoming.

Questar Market Resources 2008 Form 10-K

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) in 2008 increased 41% to $78.1 million compared to $55.4 million in 2007. Fee-based gas processing volumes were 201.5 million MMBtu in 2008, a 59% increase compared to 2007. In 2008, fee-based gas processing revenues increased 57% or $10.6 million, while the frac spread from keep-whole processing increased 28% or $12.4 million. Approximately 76% of Gas Management’s net operating revenue (revenue minus processing plant-shrink) in 2008 was derived from fee-based contracts, up from 74% in 2007.

Gas Management may use forward sales contracts to reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in 2008 and $5.9 million in 2007.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $22.1 million in 2008, an increase of 6% compared to 2007 net income of $20.8 million and 2006 net income of $9.6 million as a result of increased revenues from liquids produced from Clear Creek gas-storage facility and higher total marketing fees. Revenues from unaffiliated customers were $608.1 million in 2008 compared to $504.4 million in 2007, a 21% increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 51% in 2008 to $6.34 per MMBtu, compared to $4.21 per MMBtu in 2007.

Consolidated Results below Operating Income

Interest and Other Income

Interest and other income increased $4.9 million or 51% in 2008 compared with 2007 $5.6 million or 137% in 2007 compared with 2006. In 2008, gains from inventory sales accounted for the majority of the increase, while the 2007 increase was the result of higher 2007 interest income and a $1.7 million loss from a 2006 early extinguishment of debt.

Income from unconsolidated affiliates

Income from unconsolidated affiliates was $1.7 million in 2008 compared to $8.9 million in 2007 and $7.5 million in 2006. Rendezvous Gas Services, which accounted for the majority of income from unconsolidated affiliates in 2007 and 2006, was consolidated beginning in 2008.

Net mark-to-market gain (loss) on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a pre-tax net mark-to-market loss of $79.2 million on natural gas basis-only swaps in 2008 compared to a $5.7 million pre-tax gain in 2007 and a $1.9 million pre-tax loss in 2006.

Interest expense

Interest expense rose 75% in 2008 compared to 2007 due primarily to financing activities associated with the purchase of natural gas development properties in northwest Louisiana. Interest rates on the Questar’s commercial-paper borrowings spiked in September 2008 and later retreated reflecting increased liquidity pressures and turmoil generally experienced by financial markets. Questar maintains committed credit lines with banks to provide liquidity when commercial-paper markets are illiquid. Interest expense increased 5% in 2007 compared to 2006.

Income taxes

The effective combined federal and state income tax rate was 35.7% in 2008 compared with 36.4% in 2007 and 36.7% in 2006.

Investing Activities

Capital spending in 2008 amounted to $2,280.5 million. The details of capital expenditures in 2008 and 2007 and a forecast for 2009 are shown in the table below:

	Year Ended December 31,
	2009 Forecast	2008	2007
	(in millions)
Drilling and other exploration	$ 790.1	$1,136.4	$678.7
Reserve acquisitions		727.8	46.1
Wexpro development drilling	114.5	144.8	109.4
Midstream field services	149.1	394.5	128.1
Energy Trading and other	40.2	1.6	2.0
Capital expenditure accruals		(124.6)	(20.4)
Total	$1,093.9	$2,280.5	$943.9

Questar Market Resources 2008 Form 10-K

Market Resources’ capital expenditures increased in 2008 compared to 2007 due to property acquisitions, an expanded drilling program and higher investments in gathering and processing facilities in the Rockies. In February 2008, Questar E&P acquired natural gas development properties in northwest Louisiana for an aggregate purchase price of $652.1 million. During 2008, Market Resources participated in 697 wells (267.2 net), resulting in 260.1 net successful gas and oil wells and 7.1 net dry or abandoned wells. The 2008 net drilling-success rate was 97.3%. There were 182 gross wells in progress at year-end.

Gas Management increased its investment in midstream gathering and processing-services business to expand capacity in both western Wyoming and eastern Utah in response to growing equity and third-party production volumes.

Standard & Poor’s Resolves Credit Ratings for Questar and its subsidiaries

On February 25, 2009, Standard & Poor’s affirmed both Questar’s commercial-paper rating of A2 and Market Resources’ BBB+ long-term debt rating, both with stable outlooks. This action followed Standard & Poor’s earlier announcement on October 15, 2008, that it had placed Questar and its subsidiaries on CreditWatch with negative implications and was initiating a review of Questar’s ratings. Standard & Poor’s review considered Questar’s increasing capital spending and the resulting higher proportion of operating income from gas and oil exploration and production activities, in addition to the volatility of gas and oil prices. Current ratings of senior-unsecured debt are as follows:

	Moody’s	Standard & Poor’s
Market Resources	Baa3	BBB+
Questar commercial paper	P2	A2

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Market Resources enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2008:

	Payments Due by Year
	Total	2009	2010	2011	2012	2013	After 2013
	(in millions)
Fixed-rate long-term debt	$1,300.0			$150.0		$450.0	$700.0
Interest on fixed-rate long-term debt	423.4	$57.0	$57.0	47.6	$45.7	45.7	170.4
Drilling contracts	182.7	109.5	49.1	20.9	3.2
Transportation contracts	61.5	9.4	8.6	8.3	6.4	4.4	24.4
Operating leases	22.8	4.4	4.7	4.7	3.8	3.0	2.2
Total	$1,990.4	$180.3	$119.4	$231.5	$59.1	$503.1	$897.0

The Company had $450.0 million of variable-rate long-term debt outstanding due 2013 with an interest rate of 1.6% at December 31, 2008.

Critical Accounting Policies, Estimates and Assumptions

Gas and Oil Reserves

Gas and oil reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, and economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. The subjective judgments and variances in data for various fields make these estimates less precise than other estimates included in the financial statement disclosures. For 2008, revisions of reserve estimates, other than revisions related to Pinedale increased-density, resulted in a 152.9 Bcfe decrease in Questar E&P’s proved reserves and a 20.2 Bcfe decrease in cost-of-service proved reserves. Revisions associated with Pinedale increased-density drilling added 161.8 Bcfe to Questar E&P’s estimated proved reserves at December 31, 2008, and 68.2 Bcfe of additional cost-of-service proved reserves. See Note 15 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for more information on the Company’s estimated proved reserves.

Successful Efforts Accounting for Gas and Oil Operations

The Company follows the successful efforts method of accounting for gas- and oil-property acquisitions, exploration, development and production activities. Under this method, the acquisition costs of proved and unproved properties, successful

Questar Market Resources 2008 Form 10-K

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

Accounting for Derivative Contracts

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

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas- and oil-marketing transactions

Questar Market Resources 2008 Form 10-K

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

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

A summary of the Market Resources derivative positions for equity production as of December 31, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2009
First half	34.5	29.5	64.0	$7.24	$8.12	$7.65
Second half	35.0	30.0	65.0	7.24	8.12	7.65
12 months	69.5	59.5	129.0	7.24	8.12	7.65

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2009
First half	9.3	3.3	12.6	$2.94	$1.22	$2.49

Questar Market Resources 2008 Form 10-K

Second half	9.4	3.4	12.8	2.94	1.22	2.49
12 months	18.7	6.7	25.4	2.94	1.22	2.49

2010
First half	30.2	6.6	36.8	$3.39	$0.95	$2.95
Second half	30.7	6.8	37.5	3.39	0.95	2.95
12 months	60.9	13.4	74.3	3.39	0.95	2.95

2011
First half	45.3	6.9	52.2	$2.29	$0.79	$2.09
Second half	46.1	6.9	53.0	2.29	0.79	2.09
12 months	91.4	13.8	105.2	2.29	0.79	2.09
				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of December 31, 2008, Market Resources held commodity-price hedging contracts covering about 234.4 million MMBtu of natural gas, 0.7 million barrels of oil and basis-only swaps on an additional 204.9 Bcf of natural gas. A year earlier Market Resources hedging contracts covered 245.0 million MMBtu of natural gas, 2.0 million barrels of oil, 5.0 million gallons of NGL and natural gas basis-only swaps on an additional 40.8 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to December 31, 2008, are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2007	$ 50.7	$ 3.8	$ 54.5
Contracts realized or otherwise settled	(7.5)	(0.2)	(7.7)
Change in gas and oil prices on futures markets	241.0	2.4	243.4
Contracts added	273.6	(95.7)	177.9
Contracts redesignated as fixed-price swaps	(14.2)	14.2
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at Dec. 31, 2008	$543.6	($75.5)	$468.1

A table of the net fair value of gas- and oil-derivative contracts as of December 31, 2008, is shown below. About 92% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by Dec. 31, 2009	$431.2	($0.4)	$430.8
Contracts maturing between Jan. 1, 2010 and Dec. 31, 2010	112.4	(60.4)	52.0
Contracts maturing between Jan. 1, 2011 and Dec. 31, 2011		(14.7)	(14.7)
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at Dec. 31, 2008	$543.6	($75.5)	$468.1

Questar Market Resources 2008 Form 10-K

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	At December 31,
	2008	2007
	(in millions)
Net fair value – asset (liability)	$468.1	$ 54.5
Value if market prices of gas and oil and basis differentials decline by 10%	590.4	217.7
Value if market prices of gas and oil and basis differentials increase by 10%	345.9	(108.8)

Credit Risk

Market Resources requests credit support and, in some cases, prepayment from companies with unacceptable credit risks. Market Resources five largest customers are Sempra Energy Trading Corp., Enterprise Products Operating, Chevron USA Inc., Occidental Energy Marketing Inc. and Nevada Power Company. Sales to these companies accounted for 20% of Market Resources revenues before elimination of intercompany transactions in 2008, and their accounts were current at December 31, 2008.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company’s ability to borrow and the rates quoted by lenders have been adversely affected by the illiquid credit markets as described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K. The Company had $850.0 million of fixed-rate long-term debt with a fair value of $730.9 million at December 31, 2008. A year earlier the Company had $400.0 million of fixed-rate long-term debt with a fair value of $403.1 million. If interest rates had declined 10%, fair value would increase to $767.8 million in 2008 and $416.2 million in 2007. The fair value calculations do not represent the cost to retire the debt securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Page No.

Report of Independent Registered Public Accounting Firm

31

Consolidated Statements of Income, three years ended December 31, 2008

32

Consolidated Balance Sheets at December 31, 2008 and 2007

33

Consolidated Statements of Common Shareholder’s Equity, three years ended

December 31, 2008

34

Consolidated Statements of Cash Flows, three years ended December 31, 2008

36

Notes Accompanying Consolidated Financial Statements

37

Financial Statement Schedules:

For the three years ended December 31, 2008

    Valuation and Qualifying Accounts

58

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Questar Market Resources 2008 Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Market Resources

We have audited the accompanying consolidated balance sheets of Questar Market Resources as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Market Resources at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, Questar Market Resources adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/Ernst & Young LLP

Salt Lake City, Utah

February 24, 2009

Questar Market Resources 2008 Form 10-K

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(in millions)
REVENUES
From unaffiliated customers	$2,297.2	$1,671.3	$1,659.4
From affiliated companies	232.9	172.1	176.4
Total Revenues	2,530.1	1,843.4	1,835.8

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	575.1	474.7	652.6
Operating and maintenance	243.6	187.9	180.4
General and administrative	91.7	91.3	69.2
Production and other taxes	144.6	81.6	89.4
Depreciation, depletion and amortization	410.0	295.1	235.0
Exploration	29.3	22.0	34.4
Abandonment and impairment	45.4	11.2	7.6
Wexpro Agreement-oil income sharing	6.1	4.9	5.5
Total Operating Expenses	1,545.8	1,168.7	1,274.1
Net gain (loss) from asset sales	60.2	(1.3)	25.2
OPERATING INCOME	1,044.5	673.4	586.9
Interest and other income	14.6	9.7	4.1
Minority interest	(9.0)
Income from unconsolidated affiliates	1.7	8.9	7.5
Net mark-to-market gain (loss) on basis-only swaps	(79.2)	5.7	(1.9)
Interest expense	(62.2)	(35.6)	(33.9)
INCOME BEFORE INCOME TAXES	910.4	662.1	562.7
Income taxes	324.9	241.3	206.6
NET INCOME	$ 585.5	$ 420.8	$ 356.1

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-K

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 20.3
Notes receivable from Questar		$ 103.2
Federal income taxes recoverable	11.1	4.6
Accounts receivable, net	265.2	246.1
Accounts receivable from affiliates	28.1	18.3
Fair value of derivative contracts	431.3	78.1
Inventories, at lower of average cost or market
Gas and oil storage	23.6	23.2
Materials and supplies	86.8	33.2
Prepaid expenses and other	28.0	18.2
Total Current Assets	894.4	524.9
Property, Plant and Equipment – successful efforts method of accounting for gas and oil properties
Questar E&P
Proved properties	4,912.6	3,306.9
Unproved properties, not being depleted	193.2	55.6
Support equipment and facilities	35.6	23.3
Wexpro	911.5	766.1
Gas Management	976.6	516.5
Energy Trading and other	41.3	39.9
	7,070.8	4,708.3
Less accumulated depreciation, depletion and amortization
Questar E&P	1,421.8	1,114.3
Wexpro	374.9	331.4
Gas Management	159.3	115.3
Energy Trading and other	8.4	6.7
	1,964.4	1,567.7
Net Property, Plant and Equipment	5,106.4	3,140.6
Investment in unconsolidated affiliates	40.8	52.8
Other Assets
Goodwill	60.2	60.9
Contract receivable from Questar Gas	3.6	3.9
Fair value of derivative contracts	106.3	7.8
Other noncurrent assets	22.7	15.5
Total Other Assets	192.8	88.1
Total Assets	$6,234.4	$3,806.4

Questar Market Resources 2008 Form 10-K

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31,
	2008	2007
	(in millions)
Current Liabilities
Notes payable to Questar	$ 89.4	$ 118.9
Accounts payable and accrued expenses
Accounts and other payables	411.7	303.7
Accounts payable to affiliates	14.1	13.0
Production and other taxes	46.2	40.9
Interest	19.5	9.3
Total accounts payable and accrued expenses	491.5	366.9
Fair value of derivative contracts	0.5	9.3
Deferred income taxes – current	138.1	13.3
Total Current Liabilities	719.5	508.4

Long-term debt	1,299.1	499.3
Deferred income taxes	1,138.3	731.4
Asset retirement obligations	171.2	145.3
Fair value of derivative contracts	69.0	22.1
Other long-term liabilities	57.9	39.8
Commitments and Contingencies – Note 9
Minority interest	29.5

COMMON SHAREHOLDER’S EQUITY
Common stock – par value $1 per share;
25.0 shares authorized; 4.3 shares issued and outstanding	4.3	4.3
Additional paid-in capital	141.9	130.9
Retained earnings	2,262.1	1,693.9
Accumulated other comprehensive income	341.6	31.0
Total Common Shareholder’s Equity	2,749.9	1,860.1

Total Liabilities and Common Shareholder’s Equity	$6,234.4	$3,806.4

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-K

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

				Accumulated
		Additional		Other	Comprehensive
	Common	Paid-in	Retained	Comprehensive	Income
	Stock	Capital	Earnings	Income (Loss)	(Loss)
	(in millions)
Balance at January 1, 2006	$4.3	$116.0	$951.6	($198.1)
2006 net income			356.1		$356.1
Dividends paid			(17.3)
Share-based compensation		6.0
Other comprehensive income
Change in unrealized fair value of derivatives				524.9	524.9
Income taxes				(198.7)	(198.7)
Total comprehensive income					$682.3
Balance at December 31, 2006	4.3	122.0	1,290.4	128.1
2007 net income			420.8		$420.8
Dividends paid			(17.3)
Share-based compensation		8.9
Other comprehensive income
Change in unrealized fair value of derivatives				(156.1)	(156.1)
Income taxes				59.0	59.0
Total comprehensive income					$323.7
Balance at December 31, 2007	4.3	130.9	1,693.9	31.0
2008 net income			585.5		$585.5
Dividends paid			(17.3)
Share-based compensation		11.0
Other comprehensive income
Change in unrealized fair value of derivatives				494.0	494.0
Income taxes				(183.4)	(183.4)
Total comprehensive income					$896.1
Balance at December 31, 2008	$4.3	$141.9	$2,262.1	$341.6

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-K

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$585.5	$420.8	$356.1
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	411.5	296.0	236.8
Deferred income taxes	335.3	183.0	110.7
Abandonment and impairment	45.4	11.2	7.6
Share-based compensation	11.0	8.9	6.0
Dry exploratory well expenses	9.7	12.3	26.3
Net (gain) loss from asset sales	(60.2)	1.3	(25.2)
Income from unconsolidated affiliates	(1.7)	(8.9)	(7.5)
Distribution from unconsolidated affiliates	0.5	10.4	7.1
Net mark-to-market (gain) loss on basis-only swaps	79.2	(5.7)	1.9
Minority interest	9.0
Other	1.0	(1.0)	1.8
Changes in operating assets and liabilities:
Accounts receivable	(28.9)	(6.7)	32.7
Inventories	(54.0)	5.8	0.7
Prepaid expenses	(9.8)	4.3	0.9
Accounts payable and accrued expenses	14.4	(34.0)	(28.0)
Federal income taxes	(6.5)	(3.2)	12.7
Other	12.7	1.0	(12.2)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	1,354.1	895.5	728.4

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(2,249.3)	(916.8)	(720.1)
Dry exploratory well expenses	(9.7)	(12.3)	(26.3)
Other investments	(21.5)	(14.8)	(6.3)
Total capital expenditures	(2,280.5)	(943.9)	(752.7)
Proceeds from disposition of assets	103.4	4.6	31.3
Affiliated-company property, plant and equipment transfers			(2.3)
NET CASH USED IN INVESTING ACTIVITIES	(2,177.1)	(939.3)	(723.7)

FINANCING ACTIVITIES
Change in notes receivable from Questar	103.2	(33.4)	19.3
Change in notes payable to Questar	(29.5)	(23.7)	(38.2)
Long-term debt issued, net of issue costs	1,395.2	100.0	247.0
Long-term debt repaid	(600.0)		(200.0)
Distribution to minority interest	(9.3)
Dividends paid	(17.3)	(17.3)	(17.3)
Other	1.0		(1.7)

Questar Market Resources 2008 Form 10-K

NET CASH PROVIDED FROM FINANCING ACTIVITIES	843.3	25.6	9.1
Change in cash and cash equivalents	20.3	(18.2)	13.8
Beginning cash and cash equivalents		18.2	4.4
Ending cash and cash equivalents	$ 20.3	$	$ 18.2

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$55.9	$34.5	$31.9
Income taxes	2.5	64.9	81.1

See notes accompanying the consolidated financial statements

Questar Market Resources 2008 Form 10-K

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

Principles of Consolidation

The consolidated financial statements contain the accounts of Market Resources and its majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. Rendezvous Gas Services, an affiliate, was consolidated beginning in 2008 as a result of a step acquisition caused by disproportionate ownership. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The principal unconsolidated affiliates and Market Resources’ ownership percentage as of December 31, 2008, were Uintah Basin Field Services, LLC, a limited liability corporation (38%) and Three Rivers Gathering, a limited liability corporation (50%). These entities are engaged in gathering and compressing natural gas.

Use of Estimates

The preparation of consolidated financial statements and notes in conformity with GAAP requires management to formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

Market Resources subsidiaries recognize revenues in the period that services are provided or products are delivered. Revenues reflect the impact of price-hedging instruments. Revenues associated with the production of gas and oil are accounted for using the sales method, whereby revenue is recognized as gas and oil is sold to purchasers. A liability is recorded to the extent that the company has sold volumes in excess of its share of remaining gas and oil reserves in an underlying property. Market Resources imbalance obligations at December 31, was $3.1 million in 2008 and $2.7 million in 2007.

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

Questar Market Resources 2008 Form 10-K

Wexpro Agreement – Oil Income Sharing

Oil income sharing represents payments made to Questar Gas for its share of the income from oil and NGL products associated with cost-of-service properties pursuant to the Wexpro Agreement. See Note 12 for more information on the Wexpro Agreement.

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

Capitalized exploratory well costs

The Company capitalizes exploratory-well costs until it determines whether the well is commercial or noncommercial. If the Company deems the well commercial, capitalized costs are depreciated on a field basis using the unit-of-production method and the estimated proved developed gas and oil reserves. If the Company concludes that the well is noncommercial, well costs are immediately charged to exploration expense. Exploratory-well costs capitalized for a period greater than one year since the completion of drilling are expensed unless the Company remains engaged in substantial activities to assess whether the well is commercial.

Cost-of-service gas and oil operations

The successful efforts method of accounting is used for “cost-of-service” reserves, managed, developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro Agreement (see Note 13). In accordance with the agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro’s cost of providing this service including a return on Wexpro’s investment. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro’s return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro’s oil income are used to reduce natural-gas costs to utility customers.

Depreciation, depletion and amortization

Capitalized proved leasehold costs are depleted on a field-by-field basis using the unit-of-production method and the estimated proved gas and oil reserves. Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. Capitalized costs of exploratory wells that have found proved gas and oil reserves and capitalized development costs are depreciated using the unit-of-production method based on estimated

Questar Market Resources 2008 Form 10-K

proved developed reserves on a field basis. The Company capitalizes an estimate of the fair value of future abandonment costs. Future abandonment costs, less estimated future salvage values, are depreciated over the life of the related asset using a unit-of-production method. The following rates per Mcfe represent the volume-weighted average depreciation, depletion and amortization rates of the Company’s capitalized costs:

	2008	2007	2006
Gas and oil properties, per Mcfe	$1.93	$1.74	$1.43
Cost-of-service gas and oil properties, per Mcfe	1.27	1.09	$1.04

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

Impairment of Long-Lived Assets

Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. Triggering events could include, but are not limited to, an impairment of gas and oil reserves caused by mechanical problems, faster-than-expected decline of reserves, lease-ownership issues, other-than-temporary decline in gas and oil prices and changes in the utilization of pipeline assets. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs.

The Company also performs periodic assessments of individually significant unproved gas and oil properties for impairment and recognizes a loss at the time of impairment. In determining whether a significant unproved property is impaired the Company considers numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on adjacent leaseholds, in-house geologists’ evaluations of the lease, and the remaining lease term.

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

Capitalized Interest and Allowance for Funds Used During Construction (AFUDC)

The Company capitalizes interest costs when applicable. Interest expense was reduced by $4.9 million in 2008. The Wexpro Agreement requires capitalization of AFUDC on cost-of-service construction projects. AFUDC on equity funds amounted to $3.1 million in 2008, $1.3 million in 2007 and $0.9 million in 2006 and increased interest and other income in the Consolidated Statements of Income.

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

Questar Market Resources 2008 Form 10-K

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

Credit Risk

The Rocky Mountain and Midcontinent regions constitute the Company’s primary market areas. Exposure to credit risk may be affected by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions and energy companies. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Market Resources requests credit support and, in some cases, fungible collateral from companies with unacceptable credit risks. The Company has master-netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation.

Bad debt expense amounted to $0.4 million in 2008, $0.1 million in 2007 and $1.4 million in 2006. The allowance for bad debt expenses was $2.7 million at December 31, 2008, and $3.3 million at December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 effective January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the twelve-month periods ended December 31, 2008 and 2007. Income tax returns for 2005 and subsequent years are subject to examination. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Questar Market Resources 2008 Form 10-K

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

The Company implemented Statement of Financial Accounting Standards 123R “Share Based Payment,” (SFAS 123R) effective January 1, 2006, and chose the modified prospective phase-in method. The modified prospective phase-in method requires recognition of compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 2 for further discussion on share-based compensation.

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

Recent Accounting Developments

SFAS 141(R) “Business Combinations”

SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective beginning January 1, 2009 and will be applied to business combinations occurring after the effective date.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on  the consolidated statements of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in the former subsidiary be initially  measured at fair value. SFAS 160 is effective beginning January 1, 2009 and is to be applied prospectively to all noncontrolling interests including any that arose before the effective date.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”

This statement, issued by the FASB in March 2008, requires more detailed information on hedging transactions including the location and effect on the primary financial statements. The addition disclosure is required for interim and annual periods beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments and hedging activities. The Company will supply the new disclosure information as required by SFAS 161 beginning in 2009 and does not expect the new rules to impact the Company’s financial position or results of operations.

SEC “Modernization of Oil and Gas Reporting Requirements”

In December 2008, the SEC issued a final rule on its revised oil and gas reserve estimation and reporting requirements. The new rule expands the definition of oil and gas reserves to include, among other things, non-traditional sources, optional disclosure of probable and possible reserves and economic producibility based on modified pricing assuming a 12-month average when estimating reserves. The new rule is effective for annual reports on Form 10-K filed for years ending December 31, 2009, and early adoption is not permitted. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS 19, “Financial Reporting and Reporting by Oil and Gas Producing Companies”, and SFAS 69, “Disclosures about Oil and Gas Producing Activities” to provide consistency with the new rule. In the event that consistency is not achieved in time for

Questar Market Resources 2008 Form 10-K

companies to comply with the new rule, the SEC will consider delaying the compliance date. The Company is evaluating the effect of the SEC’s rule changes on future oil and gas disclosures, income, cash flow and the balance sheet.

Reclassifications

Certain reclassifications were made to prior-year consolidated financial statements to conform with the 2008 presentation.

All dollar and share amounts in this annual report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers and employees of Market Resources under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. The Company uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. Share-based compensation expense amounted to $11.0 million in 2008 compared with $8.9 million in 2007 and $6.0 million in 2006.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

	October 2008	February 2007
Fair value of options at grant date	$28.58	$41.08
Risk-free interest rate	3.20%	4.77%
Expected price volatility	32.3%	22.4%
Expected dividend yield	1.72%	1.14%
Expected life in years	5.0	5.2

Unvested stock options increased by 287,500 shares to 547,500 in 2008. Stock-option transactions under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Options Outstanding	Price Range	Weighted- Average Price
Balance at January 1, 2006	1,802,638	$7.50 – $38.57	$15.09
Exercised	(364,496)	7.50 – 17.55	11.57
Balance a December 31, 2006	1,438,142	7.50 – 38.57	15.97
Granted	60,000	41.08	41.08
Exercised	(157,464)	7.50 – 17.55	12.71
Employee transferred	(16,064)	10.69	10.69
Forfeited	(1,000)	14.01	14.01
Balance at December 31, 2007	1,323,614	7.50 – 41.08	17.57
Granted	287,500	28.58	28.58
Exercised	(82,454)	7.50 – 17.55	11.44
Employee transferred	(58,210)	7.50 – 14.01	12.39
Balance at December 31, 2008	1,470,450	$7.50 – $28.58	$20.16

Questar Market Resources 2008 Form 10-K

	Options Outstanding			Options Exercisable		Nonvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2008	Weighted-average exercise price	Number nonvested at Dec. 31, 2008	Weighted-average exercise price
$ 7.50 - $ 8.50	119,116	0.9	$ 7.81	119,116	$ 7.81
11.48 - 11.98	366,842	3.1	11.71	366,842	11.71
13.56 - 17.55	436,992	3.8	13.78	436,992	13.78
$28.58 - $41.08	547,500	3.5	33.60			547,500	$33.60
	1,470,450	3.3	$20.16	922,950	$12.19	547,500	$33.60

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2008, was 16 months. Transactions involving restricted shares under the terms of the LTSIP for the three years ended December 31, 2008, are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted-Average Price
Balance at January 1, 2006	354,482	$13.56 - $43.02	$20.64
Granted	231,580	35.20 - 44.77	37.10
Distributed	(121,326)	13.56 - 43.02	17.85
Forfeited	(4,990)	14.36 - 38.00	31.14
Balance at December 31, 2006	459,746	14.36 – 44.77	29.54
Granted	290,740	38.96 – 55.42	46.02
Distributed	(160,606)	14.36 – 49.98	23.40
Forfeited	(26,702)	18.45 – 49.97	35.22
Balance at December 31, 2007	563,178	14.36 – 55.42	39.40
Granted	239,490	25.12 – 70.13	53.95
Distributed	(175,209)	17.45 – 56.65	34.36
Employee transferred	(866)	17.45 – 36.75	26.92
Forfeited	(26,916)	25.50 – 70.13	47.30
Balance at December 31, 2008	599,677	$14.36 – $70.13	$46.35

Note 3 – Questar E&P Property Acquisitions and Divestitures

In February 2008, Questar E&P acquired natural gas development properties in northwest Louisiana for an aggregate purchase price of $652.1 million effective January 1, 2008. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the properties were included in net income from the closing date of the acquisition. After recording deferred income taxes of $13.1 million, the purchase price allocated to proved properties was $570.9 million and to unproved properties was $81.2 million. The transaction was initially funded with short-term bank debt.

In conjunction with the acquisition of the Louisiana properties, the Company identified certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas for divestiture. These properties contributed 2.8 Bcfe to Questar E&P net production in 2008. For income tax purposes, the Company structured a portion of the purchase of the Louisiana properties and the July 31, 2008, sale of the south Texas properties as a reverse like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The Company recognized a pre-tax gain on the sale of the Texas properties of approximately $61.2 million.

Questar E&P abandonment and impairment expense increased $33.8 million or 313% in 2008 compared to 2007. Abandonment and impairment expense increased $29.9 million in the fourth quarter of 2008 compared with the same period of 2007. Lower year-end 2008 gas and oil prices triggered impairment testing of long-lived assets. Future cash flows using estimated forward-looking commodity prices were sufficient to recover the investment of a majority of the long-lived assets. A combination of

Questar Market Resources 2008 Form 10-K

poor production performance, higher production costs and negative reserve revisions resulted in the impairment of certain gas and oil assets in 2008.

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

	2008	2007
	(in millions)
ARO liability at January 1,	$145.3	$128.3
Accretion	9.4	8.1
Liabilities incurred	17.2	8.9
Revisions	1.5	1.5
Liabilities settled	(2.2)	(1.5)
ARO liability at December 31,	$171.2	$145.3

Wexpro activities are governed by the Wexpro Agreement. The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming. Accordingly, Wexpro collects from Questar Gas and deposits in trust funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At December 31, 2008, approximately $9.9 million was held in this trust invested primarily in a short-term bond index fund.

Note 5 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the period. All of these costs have been capitalized for less than one year.

	2008	2007	2006
	(in millions)
Balance at January 1,	$ 1.5	$ 10.5	$ 16.5
Additions to capitalized exploratory well costs pending the
determination of proved reserves	17.0	1.5	10.5
Reclassifications to property, plant and equipment after the
determination of proved reserves			(5.0)
Capitalized exploratory well costs charged to expense	(1.5)	(10.5)	(11.5)
Balance at December 31,	$17.0	$ 1.5	$ 10.5

Note 6 – Fair-Value Measures, Financial Instruments and Risk Management

Beginning in 2008, Market Resources adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. Also, the new standard establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring

Questar Market Resources 2008 Form 10-K

basis. For Market Resources, the delayed provisions of SFAS 157 go into effect in the first quarter of 2009. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

The following table discloses carrying value and fair value of financial instruments:

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	December 31, 2008		December 31, 2007
	(in millions)
Financial assets
Cash and cash equivalents	$ 20.3	$ 20.3
Notes receivable from Questar			$103.2	$103.2
Fair value of derivative contracts- short term	431.3	431.3	78.1	78.1
Fair value of derivative contracts- long term	106.3	106.3	7.8	7.8
Financial liabilities
Notes payable to Questar	89.4	89.4	118.9	118.9
Fair value of derivative contracts- short term	0.5	0.5	9.3	9.3
Long-term debt	1,300.0	1,180.9	500.0	503.1
Fair value of derivative contracts – long-term	69.0	69.0	22.1	22.1

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt – the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Derivative contracts – the Company enters into commodity-price derivative arrangements that do not require collateral deposits. The fair value of these derivative contracts is based on market prices posted on the NYMEX and considered Level 2 under the provisions of SFAS 157. At December 31, 2008, counterparties under the derivative contracts were banks and energy-trading firms with investment-grade credit ratings. Gas derivatives are structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. As of December 31, 2008, Market Resources held gas-price-derivative instruments covering the price exposure for about 234.4 million MMBtu of natural gas, 0.7 million barrels of oil and basis-only swaps on an additional 204.9 Bcf of natural gas. About $430.8 million of the fair value of all contracts as of December 31, 2008, will settle and be reclassified from other comprehensive income in the next 12 months. A year earlier Market Resources derivatives covered the price exposure for 245.0 million MMBtu of natural gas, 2.0 million barrels of oil, 5.0 million gallons of NGL and basis-only swaps on an additional 40.8 Bcf of natural gas.

At December 31, 2008, the Company reported the fair value of fixed-price derivative assets, net of liabilities, of $543.6 million. The offset to the net derivative assets, net of income taxes, was a $341.6 million unrealized gain on derivatives recorded in accumulated other comprehensive income in the Common Shareholders’ Equity section of the Consolidated Balance Sheets. During 2008, $21.7 million of fair value associated with fixed-price derivatives settled and was reclassified into income. The ineffective portion of derivative transactions recognized in earnings was $1.0 million loss in 2008. The fair-value calculation of gas- and oil-price derivatives does not consider changes in the fair value of the corresponding scheduled equity physical transactions, (i.e., the correlation between index price and the price realized for the physical delivery of gas or oil).

Note 7 – Debt

Questar makes loans to Market Resources under a short-term borrowing arrangement. Short-term notes payable to Questar are subordinated to obligations under the revolving credit agreement. Short-term notes payable to Questar amounted to $89.4 million with an interest rate of 3.39% December 31, 2008, and $118.9 million with an interest rate of 5.36% at December 31, 2007.

All long-term notes and the term-bank loan are unsecured obligations and rank equally with all other unsecured liabilities. Market Resources’ revolving-credit facility had $450.0 million outstanding and a weighted-average interest rate of 1.60% at December 31, 2008. This credit agreement carries an annual commitment fee of 0.115% of the unused balance. At December 31, 2008, Market Resources could pay dividends of $891.0 million without violating the terms of its debt covenants.

Questar Market Resources 2008 Form 10-K

In March 2008, Market Resources filed a shelf registration with the SEC to sell up to $700.0 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. In April 2008, Market Resources sold $450.0 million of 10-year notes with a 6.8% interest rate. In March 2008, Market Resources also entered into a new $800.0 million five-year revolving-credit facility. The net proceeds from the sale of the notes and funds borrowed under the revolving-credit facility were used to reduce short-term bank debt described in Note 3. In an October 2008 filing with the SEC, Market Resources increased the unused portion of its March 2008 shelf registration from $250.0 million to $300.0 million.

The details of long-term debt are as follows:

	December 31,
	2008	2007
	(in millions)
Revolving-credit facility, 1.60% at December 31, 2008, due 2013	$ 450.0
Revolving term loan, 5.55% at December 31, 2007, due 2012		$ 100.0
7.50% notes due 2011	150.0	150.0
6.05% notes due 2016	250.0	250.0
6.80% notes due 2018	450.0
Total long-term debt outstanding	1,300.0	500.0
Less unamortized-debt discount	(0.9)	(0.7)
Total long-term debt outstanding	$1,299.1	$499.3

The Company’s 7.5% notes and revolving term facility are scheduled to be repaid within five years following December 31, 2008.

Note 8 – Income Taxes

Details of Market Resources income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Federal
Current	($ 7.6)	$ 56.4	$ 89.3
Deferred	322.9	166.1	98.5
State
Current	(2.8)	1.9	6.6
Deferred	12.4	16.9	12.2
	$324.9	$241.3	$206.6

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is explained as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	1.8	2.2
Domestic production benefit		(0.3)	(0.4)
Other		(0.1)	(0.1)
Effective income tax rate	35.7%	36.4%	36.7%

Questar Market Resources 2008 Form 10-K

Significant components of the Company’s deferred income taxes were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$1,132.3	$744.7
Energy-price derivatives	13.6
Total deferred tax liabilities	1,145.9	744.7
Deferred tax assets
Energy-price derivatives		6.0
Employee benefits and compensation costs	7.6	7.3
Total deferred tax assets	7.6	13.3
Net deferred income taxes	$1,138.3	$731.4
Deferred income taxes – current liability
Energy-price derivatives	$160.4	$ 26.2
Other	(22.3)	(12.9)
Deferred income taxes – current liability	$138.1	$ 13.3

Note 9 – Commitments and Contingencies

Market Resources is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material-adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material-adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Environmental Claims

In United States of America v. Questar Gas Management Co., filed on February 29, 2008, in Utah Federal District Court, the Environmental Protection Agency (EPA) alleges that Gas Management violated the federal Clean Air Act (CAA) and seeks substantial penalties and a permanent injunction involving the manner of operation of five compressor stations located in the Uinta Basin of eastern Utah. EPA further alleges that the facilities are located within the original boundaries of the former Uncompahgre Indian Reservation and asserts primary CAA jurisdiction. Gas Management intends to vigorously defend against the EPA’s claims, and believes that the major source permitting and regulatory requirements at issue can be legally resolved. Because of the complexities and uncertainties of this legal dispute, it is difficult to predict the likely potential outcomes; however, management believes the company has accrued an appropriate liability for this claim.

Commitments

Subsidiaries of Market Resources have contracted for firm-transportation services with various third-party pipelines through 2028. Market conditions and competition may prevent full recovery of the cost. Annual payments and the years covered are as follows:

(in millions)
2009	$ 9.4
2010	8.6
2011	8.3
2012	6.4
2013	4.4
2014 through 2028	24.4

Questar Market Resources 2008 Form 10-K

Market Resources rents office space throughout its scope of operations from third-party lessors and leases space in an office building located in Salt Lake City, Utah from an affiliated company that expires January 12, 2012. Rental expense amounted to $4.0 million in 2008, $3.0 million in 2007 and $2.5 million in 2006. The minimum future payments under the terms of long-term operating leases for the Company’s primary office locations for the six years following December 31, 2008, are as follows:

(in millions)
2009	$4.4
2010	4.7
2011	4.7
2012	3.8
2013	3.0
2014	2.2

Note 10 – Employee Benefits

Pension Plan

Certain Market Resources employees are covered by Questar’s defined benefit pension plan. Benefits are generally based on the employee’s age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Questar is subject to and complies with minimum required and maximum allowed annual contribution levels mandated by the Employee Retirement Income Security Act and by the Internal Revenue Code. Subject to the above limitations, Questar intends to fund the qualified pension plan approximately equal to the yearly expense. Questar also has a nonqualified pension plan that covers certain management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. Qualified pension plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A third-party consultant calculates the pension plan projected benefit obligation. Pension expense was $3.8 million, $4.6 million in 2007 and $4.9 million in 2006.

Market Resources portion of plan assets and benefit obligations cannot be determined because the plan assets are not segregated or restricted to meet the Company’s pension obligations. If the Company were to withdraw from the pension plan, the pension obligation for the Company’s employees would be retained by the pension plan. At December 31, 2008 and 2007, Questar’s projected benefit obligation exceeded the fair value of plan assets.

Postretirement Benefits Other Than Pensions

Eligible Market Resources employees participate in Questar’s postretirement benefits other than pensions plan. Postretirement health care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health care benefits, based on an employee’s years of service, and generally limits payments to 170% of the 1992 contribution. Plan assets consist of equity securities and corporate and U.S. government debt obligations. A third party consultant calculates the projected benefit obligation. The cost of postretirement benefits other than pensions was $1.3 million in 2008, 2007 and 2006.

The Company’s portion of plan assets and benefit obligations related to post-retirement medical and life insurance benefits cannot be determined because the plan assets are not segregated or restricted to meet the Company’s obligations. At December 31, 2008 and 2007, Questar’s accumulated benefit obligation exceeded the fair value of plan assets.

Employee Investment Plan

Market Resources subsidiaries participate in Questar’s Employee Investment Plan (EIP).The EIP allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 100% of employees’ pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, the Company contributes $200 annually to the EIP for each eligible employee. Beginning in 2005, the EIP trustee has purchased Questar shares on the open market as cash contributions are received. The Company’s expense equaled its matching contribution of $4.1 million in 2008, $3.5 million in 2007and $2.4 million in 2006.

Questar Market Resources 2008 Form 10-K

Note 11 – Related Party Transactions

Market Resources receives a portion of its revenues from services provided to affiliate, Questar Gas. The Company received $232.8 million in 2008, $171.6 million in 2007 and $176.4 million in 2006 for operating cost-of-service gas properties, gathering gas and supplying a portion of gas for resale, among other services provided to Questar Gas. Operation of cost-of-service gas properties is described in Wexpro Agreement (Note 12).

Market Resources pays Questar for certain administrative services. These payments were included in operating expenses and amounted to $10.7 million in 2008, $16.8 million in 2007 and $11.5 million in 2006. Questar allocates the costs based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Market Resources contracted for transportation and storage services with affiliate Questar Pipeline and was charged $2.1 million in 2008, $2.8 million in 2007 and $3.7 million in 2006 for these services.

Market Resources has a lease with Questar for space in an office building located in Salt Lake City, Utah, that expires January 12, 2012. The building is owned by a third party. The third party has a lease arrangement with Questar, which in turn sublets office space to affiliated companies. Market Resources was charged $1.1 million in 2008, $1.0 million in 2007 and $0.7 million in 2006.

The Company loaned cash to affiliated companies and received interest income of $0.5 million in 2008, $4.5 million in 2007, and $3.4 million in 2006. Market Resources borrowed cash from affiliated companies and was charged interest expense of $3.8 million in 2008, $6.8 million in 2007 and $4.4 million in 2006.

Note 12 – Wexpro Agreement

Wexpro’s operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas utility operations to receive certain benefits from Wexpro’s operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the agreement are as follows.

a. Wexpro conducts gas-development drilling on a finite group of productive gas properties, as defined in the agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is approximately 20.6%.

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is approximately 12.6%.

c. Crude-oil production from certain oil-producing properties is sold at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is approximately 12.6%. Any operating income remaining after recovery of expenses and Wexpro’s return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

d. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 17.6%. Any operating income remaining after recovery of expenses and Wexpro’s return on investment is divided between Wexpro and Questar Gas with Wexpro retaining 46%.

e. Amounts received by Questar Gas from the sharing of Wexpro’s oil income are used to reduce natural-gas costs to utility customers. Questar Gas received oil-income sharing of $6.1 million in 2008, $4.9 million in 2007 and $5.5 million in 2006.

Wexpro’s investment base, net of depreciation and deferred income taxes, and the yearly average rate of return for 2008 and the previous two years are shown in the table below:

Questar Market Resources 2008 Form 10-K

	2008	2007	2006
Wexpro’s net investment base (in millions)	$410.6	$300.4	$260.6
Average annual rate of return (after tax)	19.9%	19.9%	19.9%

Note 13 – Operations by Line of Business

Market Resources’ major lines of business include gas and oil exploration and production (Questar E&P and Wexpro), midstream field services (Gas Management) and energy marketing (Energy Trading). Line of business information is presented according to senior management’s basis for evaluating performance including differences in the nature of products, services and regulation. Following is a summary of operations by line of business for the three years ended December 31, 2008:

	Market Resources Consolidated	Interco. Transactions	Questar E&P	Wexpro	Gas Management	Energy Trading

	(in millions)
2008
Revenues
From unaffiliated customers	$2,297.2		$1,392.1	$31.1	$265.9	$608.1
From affiliated companies	232.9	($835.8)		209.9	24.3	834.5
Total Revenues	2,530.1	(835.8)	1,392.1	241.0	290.2	1,442.6
Operating expenses
Cost of natural gas and other products sold	575.1	(829.8)	0.5			1,404.4
Operating and maintenance	243.6	(1.5)	125.4	23.5	95.0	1.2
General and administrative	91.7	(4.5)	55.8	13.7	23.7	3.0
Production and other taxes	144.6		104.0	37.7	2.6	0.3
Depreciation, depletion and amortization	410.0		330.9	48.5	28.7	1.9
Other operating expenses	80.8		73.9	6.1	0.8
Total operating expenses	1,545.8	(835.8)	690.5	129.5	150.8	1,410.8
Net gain (loss) from asset sales	60.2		60.4	(0.2)
Operating income	1,044.5		762.0	111.3	139.4	31.8
Interest and other income	(73.6)	(68.6)	(71.7)	6.6	(9.0)	69.1
Income from unconsolidated affiliates	1.7		0.5		1.2
Interest expense	(62.2)	68.6	(58.3)	(2.7)	(3.6)	(66.2)
Income tax expense	(324.9)		(224.5)	(41.3)	(46.5)	(12.6)
Net income	$ 585.5		$ 408.0	$ 73.9	$ 81.5	$ 22.1
Identifiable assets	$6,234.4		$4,508.0	$595.3	$917.6	$213.5
Investment in unconsolidated affiliates	40.8				40.8
Capital expenditures	2,280.5		1,777.3	143.8	357.9	1.5
Goodwill	60.2		60.2
2007
Revenues
From unaffiliated customers	$1,671.3		$ 956.0	$ 21.6	$189.3	$504.4
From affiliated companies	172.1	($484.7)		155.7	17.0	484.1
Total Revenues	1,843.4	(484.7)	956.0	177.3	206.3	988.5
Operating expenses
Cost of natural gas and other products sold	474.7	(482.8)	2.2			955.3
Operating and maintenance	187.9	(1.1)	87.9	16.5	83.6	1.0
General and administrative	91.3	(0.8)	56.3	14.7	17.2	3.9
Production and other taxes	81.6		60.1	20.0	1.4	0.1

Questar Market Resources 2008 Form 10-K

Depreciation, depletion and amortization	295.1		243.5	31.2	19.1	1.3
Other operating expenses	38.1		32.8	4.9	0.4
Total operating expenses	1,168.7	(484.7)	482.8	87.3	121.7	961.6
Net (loss) from asset sales	(1.3)		(0.6)	(0.7)
Operating income	673.4		472.6	89.3	84.6	26.9
Interest and other income	15.4	(26.9)	6.2	1.9	0.2	34.0
Income from unconsolidated affiliates	8.9		0.4	8.5
Interest expense	(35.6)	26.9	(25.2)	(2.0)	(6.9)	(28.4)
Income tax expense	(241.3)		(168.5)	(30.0)	(31.1)	(11.7)
Net income	$ 420.8		$ 285.5	$ 59.2	$ 55.3	$ 20.8
Identifiable assets	$3,806.4		$2,524.5	$481.1	$494.2	$306.6
Investment in unconsolidated affiliates	52.8			52.8
Capital expenditures	943.9		708.5	105.0	128.3	2.1
Goodwill	60.9		60.9
2006
Revenues
From unaffiliated customers	$1,659.4		$ 815.7	$ 19.7	$168.0	$ 656.0
From affiliated companies	176.4	($687.8)		150.5	15.9	697.8
Total Revenues	1,835.8	(687.8)	815.7	170.2	183.9	1,353.8
Operating expenses
Cost of natural gas and other products sold	652.6	(686.0)	2.8			1,335.8
Operating and maintenance	180.4	(1.1)	73.6	14.7	92.4	0.8
General and administrative	69.2	(0.7)	42.4	11.3	12.2	4.0
Production and other taxes	89.4		58.3	30.3	0.6	0.2
Depreciation, depletion and amortization	235.0		185.7	33.1	15.3	0.9
Other operating expenses	47.5		42.0	5.5
Total operating expenses	1,274.1	(687.8)	404.8	94.9	120.5	1,341.7
Net gain (loss) from asset sales	25.2		24.3	(0.1)	1.0
Operating income	586.9		435.2	75.2	64.4	12.1
Interest and other income (expense)	2.2	(27.0)	(3.7)	1.3		31.6
Income from unconsolidated affiliates	7.5		0.4		7.1
Interest expense	(33.9)	27.0	(27.1)	(0.5)	(4.7)	(28.6)
Income tax expense	(206.6)		(150.9)	(26.0)	(24.2)	(5.5)
Net income	$ 356.1		$ 253.9	$ 50.0	$ 42.6	$ 9.6
Identifiable assets	$3,249.6		$2,169.9	$397.1	$377.1	$305.5
Investment in unconsolidated affiliates	37.5				37.3	0.2
Capital expenditures	752.7		586.3	82.7	82.2	1.5
Goodwill	60.9		60.9

Note 14 – Unaudited Quarterly Financial Information

The quarterly information for the first, second and third quarters of 2007 was restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatements did not impact net income, operating income, the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows. The Company filed amended Forms 10-Q in 2008 explaining the corrections. Following is a summary of quarterly financial information:

Questar Market Resources 2008 Form 10-K

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions)
2008
Revenues	$617.5	$680.5	$661.4	$570.7	$2,530.1
Operating income	222.7	259.9	353.6	208.3	1,044.5
Net income	139.3	162.1	197.6	86.5	585.5
2007
Revenues as reported	$478.7	$430.6	$411.8	$522.3	$1,843.4
Revenues as restated	502.8	451.6	423.6	465.4	1,843.4
Operating income	165.5	173.1	167.7	167.1	673.4
Net income	109.5	102.1	108.7	100.5	420.8

Note 15 – Supplemental Gas and Oil Information (Unaudited)

In accordance with SFAS 69 and Regulation S-X, the Company is making the following supplemental disclosures of gas and oil producing activities.

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

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2008	2007
	(in millions)
Proved properties	$ 4,912.6	$ 3,306.9
Unproved properties	193.2	55.6
Support equipment and facilities	35.6	23.3
	5,141.4	3,385.8
Accumulated depreciation, depletion and amortization	(1,421.8)	(1,114.3)
	$ 3,719.6	$ 2,271.5

Costs Incurred

The costs incurred in gas and oil exploration and development activities are displayed in the table below. The development costs include expenditures to develop a portion of the proved undeveloped reserves reported at the end of the prior year. These costs were $219.9 million in 2008, $125.8 million in 2007 and $109.2 million in 2006.

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Property acquisition
Unproved	$ 125.1	$ 1.0	$ 8.8
Proved	602.7	45.1	20.6
Leaseholds	42.2	27.9	13.7

Questar Market Resources 2008 Form 10-K

Exploration (capitalized and expensed)	60.1	25.4	34.5
Development	1,059.8	641.7	581.2
	$1,889.9	$741.1	$658.8

Results of Operation

Following are the results of operation of Questar E&P gas and oil exploration and development activities, before corporate overhead and interest expenses.

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues	$1,392.1	$956.0	$815.7
Production expenses	229.4	148.0	131.9
Exploration expenses	29.3	22.0	34.4
Depreciation, depletion and amortization	330.9	243.5	185.7
Abandonment and impairment	44.6	10.8	7.6
Total expenses	634.2	424.3	359.6
Revenues less expenses	757.9	531.7	456.1
Income taxes	(269.1)	(197.3)	(170.1)
Results of operation before corporate overhead and interest expenses	$ 488.8	$334.4	$286.0

Estimated Quantities of Proved Gas and Oil Reserves

Estimates of the Company’s proved gas and oil reserves have been prepared by Ryder Scott Company and Netherland, Sewell & Associates, Inc., independent reservoir engineers, in accordance with the SEC’s Regulation S-X and SFAS 69 “Disclosures about Oil and Gas Producing Activities.” The table below summarizes the changes in the estimated net quantities of proved natural gas, oil and NGL reserves for each of the three years in the period ended December 31, 2008. The quantities reported are based on existing economic and operating conditions at the time the estimates were made. All gas and oil reserves reported are located in the United States. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

			Natural Gas
	Natural Gas	Oil and NGL	Equivalents
	(Bcf)	(MMbbl)	(Bcfe)(a)
Proved Reserves
Balance at January 1, 2006	1,324.8	25.9	1,480.4
Revisions -
Previous estimates	(38.9)	2.6	(23.8)
Pinedale increased-density(b)	163.0	1.2	170.4
Extensions and discoveries	119.1	1.2	126.6
Purchase of reserves in place	9.8	0.1	10.2
Sale of reserves in place	(2.7)		(2.8)
Production	(113.9)	(2.6)	(129.6)
Balance at December 31, 2006	1,461.2	28.4	1,631.4
Revisions -
Previous estimates	26.3	3.3	46.2
Pinedale increased-density(b)	120.6	1.0	126.8
Extensions and discoveries	172.6	3.3	192.7
Purchase of reserves in place	16.0	0.2	17.1
Sale of reserves in place	(6.3)		(6.4)

Questar Market Resources 2008 Form 10-K

Production	(121.9)	(3.0)	(140.2)
Balance at December 31, 2007	1,668.5	33.2	1,867.6
Revisions -
Previous estimates	(128.5)	(4.0)	(152.9)
Pinedale increased-density(b)	154.5	1.2	161.8
Extensions and discoveries	208.0	5.2	239.1
Purchase of reserves in place	289.8	0.4	292.4
Sale of reserves in place	(11.9)	(1.1)	(18.5)
Production	(151.9)	(3.3)	(171.4)
Balance at December 31, 2008	2,028.5	31.6	2,218.1
Proved-Developed Reserves
Balance at January 1, 2006	792.0	21.4	920.5
Balance at December 31, 2006	852.0	23.1	990.7
Balance at December 31, 2007	987.4	26.7	1,147.4
Balance at December 31, 2008	1,128.1	23.6	1,269.4

(a)Natural Gas Equivalents – oil volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.

(b)Estimates of the quantity of proved reserves from the Company’s Pinedale Anticline leasehold in western Wyoming have changed substantially over time as a result of numerous factors including, but not limited to, additional development drilling activity, producing well performance and an improved understanding of Lance Pool reservoir characteristics. The continued analysis of new data has led to progressive increases in estimates of original gas-in-place in the Lance Pool reservoirs at Pinedale and to a better understanding of the appropriate well density to maximize the economic recovery of the in-place volumes. The Wyoming Oil and Gas Conservation Commission (WOGCC) has approved 10-acre-density drilling for Lance Pool wells on about 12,700 (gross) of the Company’s 17,872 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the estimated productive limits of the Company’s core acreage in the field. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to an additional 1,600 wells will be required to fully develop the Lance Pool on its acreage. The Company will continue to disclose future revisions to proved reserves associated with Pinedale increased density drilling separately.

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves

Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. The average year-end price per Mcf of proved natural gas reserves was $4.62 in 2008, $6.01 in 2007 and $4.47 in 2006. The average year-end price per barrel of proved oil and NGL reserves combined was $28.41 in 2008, $80.86 in 2007 and $51.49 in 2006. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop booked proved undeveloped reserves are $438.4 million in 2009, $421.7 million in 2010 and $298.7 million in 2011. At the end of this three-year period the Company expects to have evaluated about 56% of the current booked proved undeveloped reserves.

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

Questar Market Resources 2008 Form 10-K

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Future cash inflows	$10,263.4	$12,704.3	$ 7,985.1
Future production costs	(2,717.6)	(2,863.4)	(2,133.0)
Future development costs	(1,884.0)	(1,232.4)	(1,026.9)
Future income tax expenses	(1,241.3)	(2,668.8)	(1,396.2)
Future net cash flows	4,420.5	5,939.7	3,429.0
10% annual discount to reflect timing of net cash flows	(2,418.6)	(3,105.7)	(1,861.2)
Standardized measure of discounted future net cash flows	$ 2,001.9	$ 2,834.0	$ 1,567.8

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Balance at January 1,	$2,834.0	$1,567.8	$2,707.1
Sales of gas and oil produced, net of production costs	(1,162.7)	(808.0)	(683.8)
Net changes in prices and production costs	(1,306.1)	1,554.6	(1,994.3)
Extensions and discoveries, less related costs	438.7	523.6	233.1
Revisions of quantity estimates	16.3	470.0	269.9
Net purchases and sales of reserves in place	625.0	41.8	(7.5)
Cost to develop proved undeveloped reserves	219.9	125.8	109.2
Change in future development	(662.6)	(214.5)	(259.6)
Accretion of discount	410.7	221.0	411.0
Net change in income taxes	711.2	(635.0)	760.8
Other	(122.5)	(13.1)	21.9
Net change	(832.1)	1,266.2	(1,139.3)
Balance at December 31,	$2,001.9	$2,834.0	$1,567.8

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

Capitalized Costs

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization are shown below.

	December 31,
	2008	2007
	(in millions)
Wexpro	$536.6	$434.7
Questar Gas	11.2	12.2
	$547.8	$446.9

Costs Incurred

Costs incurred by Wexpro for cost-of-service gas and oil-producing activities were $148.0 million in 2008, $110.7 million in 2007 and $100.3 million in 2006.

Questar Market Resources 2008 Form 10-K

Results of Operation

Following are the results of operation of cost-of-service gas and oil-development activities, before corporate overhead and interest expenses:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues
From unaffiliated companies	$ 31.1	$ 21.6	$ 19.7
From affiliates(a)	209.9	155.7	150.5
Total revenues	241.0	177.3	170.2
Production expenses	67.3	41.4	50.5
Depreciation and amortization	48.5	31.2	33.1
Total expenses	115.8	72.6	83.6
Revenues less expenses	125.2	104.7	86.6
Income taxes	(44.9)	(35.2)	(29.6)
Results of operation before corporate overhead and interest expense	$ 80.3	$ 69.5	$ 57.0

(a)Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves

Because gas reserves managed, developed and produced by Wexpro are delivered to Questar Gas at cost-of-service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC anticipated this potential difficulty and provides that companies may give appropriate recognition to differences arising because of the effect of the ratemaking process. Accordingly, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well. The following estimates were made by the Wexpro’s reservoir engineers:

			Natural Gas
	Natural Gas	Oil and NGL	Equivalents
	(Bcf)	(MMbbl)	(Bcfe)(a)
Proved Reserves
Balance at January 1, 2006	497.3	3.9	520.5
Revisions-
Previous estimates	22.3	(0.1)	21.5
Pinedale increased-density(b)	100.0	0.8	104.6
Extensions and discoveries	39.8	0.2	41.3
Production	(38.8)	(0.4)	(40.9)
Balance at December 31, 2006	620.6	4.4	647.0
Revisions-
Previous estimates	(29.9)		(30.0)
Pinedale increased-density(b)	24.6	0.2	25.9
Extensions and discoveries	35.5	0.1	36.4
Production	(34.9)	(0.4)	(37.4)
Balance at December 31, 2007	615.9	4.3	641.9
Revisions-
Previous estimates	(19.6)	(0.1)	(20.2)
Pinedale increased-density(b)	65.1	0.5	68.2
Extensions and discoveries	31.6	0.2	32.6

Questar Market Resources 2008 Form 10-K

Production	(46.1)	(0.4)	(48.6)
Balance at December 31, 2008	646.9	4.5	673.9

Proved Developed Reserves
Balance at January 1, 2006	406.6	3.1	425.2
Balance at December 31, 2006	440.6	2.9	458.2
Balance at December 31, 2007	439.4	2.9	456.9
Balance at December 31, 2008	471.4	3.1	489.9

(a)Natural Gas Equivalents – oil volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.

(b)The area approved by the WOGCC for 10-acre-density drilling of Lance Pool wells corresponds to the estimated productive limits of the Company’s core acreage in the field. The Company will continue to disclose future revisions to proved reserves associated with Pinedale increased-density drilling separately.

QUESTAR MARKET RESOURCES, INC.
Schedule of Valuation and Qualifying Accounts

	Column C		Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance
(in millions)
Year-Ended December 31, 2008
Allowance for bad debts	$3.3	$0.4	($1.0)	$2.7
Year Ended December 31, 2007
Allowance for bad debts	4.3	0.1	(1.1)	3.3
Year Ended December 31, 2006
Allowance for bad debts	2.9	1.4		4.3

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Questar Market Resources 2008 Form 10-K

Management’s Assessment of Internal Control Over Financial Reporting

Market Resources management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework were used to make this assessment. Management believes that the Company’s internal control over financial reporting as of December 31, 2008, is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young, LLP, serves as the independent registered public accounting firm for Questar and its subsidiaries including the Company. The following table lists the fees billed by Ernst & Young to Questar for services and the fees billed directly to the Company or allocated to the Company as a member of Questar’s consolidated group:

	2008	2007
Audit Fees	$1,277,387	$1,187,720
Market Resources Portion	713,019	674,035
Audit-related Fees	100,000	95,000
Market Resources Portion	49,779	54,839
Tax Fees	3,570	10,113
Market Resources Portion	2,129	5,814
All Other Fees	237,879	295,455
Market Resources Portion	184,484	7,280

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8. Financial Statements and Supplementary Data of this report.

(b) Exhibits.  The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.

Description

  1.1.*

Purchase Agreement, dated May 11, 2006, by and among Questar Market Resources, Inc., and named Underwriters. (Incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.)

  1.2.*

Purchase Agreement, dated April 1, 2008, by and among Questar Market Resources Inc., and the Underwriters named on Schedule A thereto. (Exhibit No. 1.1. to the Company’s Current Report on Form 8-K dated April 1, 2008.)

Questar Market Resources 2008 Form 10-K

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

  3.4.*

Bylaws, as amended effective February 8, 2005, (Exhibit No. 3.4. to the Company’s Annual Report on Form 10-K for 2004.)1

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

  4.5.*

Term Credit Agreement dated February 15, 2008, by and among the Company and Bank of America, N.A. (Exhibit 4.5 to the Company’s Annual Report on Form 10-K for 2007,)

  4.6.*

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders. (Exhibit No. 4.1. to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008.)

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

Questar Market Resources 2008 Form 10-K

10.7.*

Purchase and Sale Agreement dated January 25, 2008, by and among Will-Drill Resources, Inc. and other sellers party thereto and Questar Exploration and Production Company. (Exhibit No. 10.1 to the Company’s Current Report on Form 8-K date February 29, 2008.)

12.

Ratio of earnings to fixed charges.

21.

Subsidiary Information.

23.1.

Consent of Independent Registered Public Accounting Firm.

23.2

Consent of Independent Petroleum Engineers and Geologists.

23.3

Consent of Independent Petroleum Engineers and Geologists.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

QUESTAR MARKET RESOURCES, INC.

   (Registrant)

By:

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/C. B. Stanley

President and Chief Executive Officer

C. B. Stanley

Director (Principal Executive Officer)

/s/S. E. Parks

Vice President and Chief Financial

S. E. Parks

Officer (Principal Financial Officer)

/s/Kurtis Watts

Vice President and Controller

B. Kurtis Watts

(Principal Accounting Officer)

Questar Market Resources 2008 Form 10-K

*Keith O. Rattie

Chairman of the Board; Director

*Phillips S. Baker, Jr.

Director

*Teresa Beck

Director

*R. D. Cash

Director

*L. Richard Flury

Director

*James A. Harmon

Director

*Robert E. McKee III

Director

*M. W. Scoggins

Director

*C. B. Stanley

Director

February 27, 2009

*By

/s/C. B. Stanley

           Date

C. B. Stanley, Attorney in Fact

Exhibits List

Exhibit No.

Description

  1.1.*

Purchase Agreement, dated May 11, 2006, by and among Questar Market Resources, Inc., and named Underwriters. (Incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.)

  1.2.*

Purchase Agreement, dated April 1, 2008, by and among Questar Market Resources Inc., and the Underwriters named on Schedule A thereto. (Exhibit No. 1.1. to the Company’s Current Report on Form 8-K dated April 1, 2008.)

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

  4.5.*

Term Credit Agreement dated February 15, 2008, by and among the Company and Bank of America, N.A. (Exhibit 4.5 to the Company’s Annual Report on Form 10-K for 2007,)

  4.6.*

Credit Agreement dated March 11, 2008 by and among Questar Market Resources, Inc., Bank of America, N.A. and other lenders. (Exhibit No. 4.1. to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008.)

10.1.*

Stipulation and Agreement dated October 14, 1981, executed by Mountain Fuel Supply Company [Questar Gas Company]; Wexpro Company; the Utah Department of Business Regulations, Division of Public

Questar Market Resources 2008 Form 10-K

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

10.7.*

Purchase and Sale Agreement dated January 25, 2008, by and among Will-Drill Resources, Inc. and other sellers party thereto and Questar Exploration and Production Company. (Exhibit No. 10.1 to the Company’s Current Report on Form 8-K date February 29, 2008.)

12.

Ratio of earnings to fixed charges.

21.

Subsidiary Information.

23.1.

Consent of Independent Registered Public Accounting Firm.

23.2

Consent of Independent Petroleum Engineers and Geologists.

23.3

Consent of Independent Petroleum Engineers and Geologists.

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

Questar Market Resources 2008 Form 10-K