Form 10-Q
period 2009-06-30
QUESTAR MARKET RESOURCES INC
filed 2009-08-04
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

QUESTAR MARKET RESOURCES, INC.

(Exact name of registrant as specified in its charter)

STATE OF UTAH	000-30321	87-0287750
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

On July 31, 2009, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended June 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

  June 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of June 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

18

ITEM 4.

CONTROLS AND PROCEDURES

20

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 6.

EXHIBITS

21

SIGNATURES

22

Questar Market Resources 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$431.6	$623.0	$904.3	$1,188.6
From affiliated companies	59.4	57.5	125.1	109.4
Total Revenues	491.0	680.5	1,029.4	1,298.0

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	75.4	185.1	181.3	367.1
Operating and maintenance	52.7	62.7	113.9	119.7
General and administrative	28.3	25.1	51.6	48.1
Production and other taxes	18.9	43.3	41.6	78.1
Depreciation, depletion and amortization	158.2	94.3	297.9	184.0
Exploration	8.9	3.8	12.0	7.3
Abandonment and impairment	3.8	3.6	7.5	6.2
Wexpro Agreement-oil income sharing	0.5	2.3	0.5	4.3
Total Operating Expenses	346.7	420.2	706.3	814.8
Net gain (loss) from asset sales	(0.4)	(0.4)	1.4	(0.6)
OPERATING INCOME	143.9	259.9	324.5	482.6
Interest and other income	2.1	3.3	4.5	4.2
Income from unconsolidated affiliates	0.5	0.2	1.1	0.4
Net mark-to-market gain (loss) on basis-only swaps	(27.8)	16.3	(162.7)	30.0
Interest expense	(15.9)	(18.4)	(32.1)	(31.0)
INCOME BEFORE INCOME TAXES	102.8	261.3	135.3	486.2
Income taxes	(37.5)	(97.1)	(48.8)	(180.3)
NET INCOME	65.3	164.2	86.5	305.9
Net income attributable to noncontrolling interest	(0.6)	(2.1)	(1.1)	(4.5)
NET INCOME ATTRIBUTABLE TO MARKET RESOURCES	$ 64.7	$162.1	$ 85.4	$ 301.4

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2009 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009 (Unaudited)	2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 20.3
Notes receivable from affiliates	$ 16.4
Federal income taxes receivable	2.0	11.1
Accounts receivable, net	167.9	265.2
Accounts receivable from affiliates	24.9	28.1
Fair value of derivative contracts	344.4	431.3
Gas and oil storage	6.8	23.6
Materials and supplies	97.3	86.8
Prepaid expenses and other	25.6	28.0
Total Current Assets	685.3	894.4
Property, Plant and Equipment (successful efforts method for gas and oil properties)	7,556.6	7,070.8
Accumulated depreciation, depletion and amortization	(2,251.4)	(1,964.4)
Net Property, Plant and Equipment	5,305.2	5,106.4
Investment in unconsolidated affiliates	41.8	40.8
Goodwill	60.1	60.2
Fair value of derivative contracts	45.9	106.3
Other noncurrent assets	24.0	26.3
Total Assets	$ 6,162.3	$ 6,234.4

LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 10.3
Notes payable to affiliates		$ 89.4
Accounts payable and accrued expenses	316.1	477.4
Accounts payable to affiliates	14.6	14.1
Fair value of derivative contracts	54.6	0.5
Deferred income taxes – current	112.0	138.1
Total Current Liabilities	507.6	719.5
Long-term debt	1,349.2	1,299.1
Deferred income taxes	1,146.9	1,138.3
Asset retirement obligations	178.9	171.2
Fair value of derivative contracts	170.4	69.0
Other long-term liabilities	38.8	57.9
EQUITY
Common stock	4.3	4.3
Additional paid-in capital	118.0	141.9
Retained earnings	2,338.8	2,262.1
Accumulated other comprehensive income	253.6	341.6
Total Common Shareholder’s Equity	2,714.7	2,749.9
Noncontrolling interest	55.8	29.5
Total Equity	2,770.5	2,779.4
Total Liabilities and Equity	$ 6,162.3	$ 6,234.4

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2009 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES	$ 86.5	$ 305.9
Net income
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	298.6	184.8
Deferred income taxes	34.5	136.0
Abandonment and impairment	7.5	6.2
Share-based compensation	7.7	5.5
Dry exploratory-well expense	3.7
Net (gain) loss from asset sales	(1.4)	0.6
(Income) from unconsolidated affiliates	(1.1)	(0.4)
Distributions from unconsolidated affiliates and other	0.3	0.7
Net mark-to-market (gain) loss on basis-only swaps	162.7	(30.0)
Changes in operating assets and liabilities	55.1	5.3
NET CASH PROVIDED FROM OPERATING ACTIVITIES	654.1	614.6

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(619.4)	(1,316.6)
Dry exploratory-well expense	(3.7)
Other investments		(4.0)
Total capital expenditures	(623.1)	(1,320.6)
Proceeds from disposition of assets	6.3	7.1
NET CASH USED IN INVESTING ACTIVITIES	(616.8)	(1,313.5)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	10.3	10.9
Change in notes receivable from affiliates	(16.4)	103.2
Change in notes payable to affiliates	(89.4)	2.1
Long-term debt issued, net of issuance costs	49.9	1,145.2
Long-term debt repaid		(550.0)
Distribution to noncontrolling interest	(3.3)	(4.8)
Dividends paid	(8.7)	(8.7)
Other		1.0
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(57.6)	698.9
Change in cash and cash equivalents	(20.3)
Beginning cash and cash equivalents	20.3
Ending cash and cash equivalents	$ -	$ -

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

On January 1, 2009, Market Resources adopted Statement of Financial Accounting Standards (SFAS) 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 requires noncontrolling interests, previously known as minority interest, in a subsidiary be clearly identified, labeled, and presented in the consolidated financial statements separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated income statement; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in a former subsidiary be initially measured at fair value. The provisions of SFAS 160 are applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements reflect management’s consideration of known subsequent events as of August 4, 2009, the date that the consolidated financial statements were issued.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Questar Market Resources 2009 Form 10-Q

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Market Resources employees. First-half share-based compensation expense amounted to $7.7 million in 2009 compared with $5.5 million in 2008.

Questar uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended to measure the value of options traded on an exchange. The calculated fair value of options granted during the six months ended June 30, 2009, and major assumptions used in the model at the dates of grant are listed below:

6 Months Ended June 30, 2009
Fair value of options at grant date	$35.38
Risk-free interest rate	1.78%
Expected price volatility	28.1%
Expected dividend yield	1.39%
Expected life in years	5.0

Unvested stock options increased by 508,000 shares in the first six months of 2009. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2009	1,470,450	$ 7.50 – $41.08	$20.16
Granted	528,000	35.38	35.38
Exercised	(70,250)	8.50 – 14.01	10.91
Employee transfers	6,000	11.48 – 13.56	13.21
Balance at June 30, 2009	1,934,200	$ 7.50 – $41.08	$24.63

	Options Outstanding			Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2009	Weighted-average exercise price	Number unvested at June 30, 2009	Weighted-average exercise price
$ 7.50	81,616	0.7	$ 7.50	81,616	$ 7.50
11.48 - 11.98	367,842	2.6	11.71	367,842	11.71
13.56 - 14.01	394,968	3.2	13.65	394,968	13.65
17.55 - 28.58	301,774	2.4	28.06	14,274	17.55	287,500	$28.58
$35.38 - $41.08	788,000	5.7	36.62	20,000	41.08	768,000	36.51
	1,934,200	3.9	$24.63	878,700	$12.96	1,055,500	$34.35

Restricted-share grants typically vest in equal installments over a three to four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2009, was 19 months. Transactions involving restricted shares in the LTSIP are summarized below:

Questar Market Resources 2009 Form 10-Q

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2009	599,677	$25.12 – $70.13	$46.35
Granted	172,350	33.35 – 36.50	35.38
Distributed	(169,460)	25.50 – 70.13	37.90
Forfeited	(1,900)	49.97 – 62.50	55.91
Balance at June 30, 2009	600,667	$25.12 – $70.13	$45.56

Note 4 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the first six months. All costs have been capitalized for less than one year.

	2009	2008
	(in millions)
Balance at January 1,	$17.0	$1.5
Additions to capitalized exploratory well costs pending the determination of proved reserves	35.2
Reclassifications to property, plant and equipment after the determination of proved reserves	(14.3)	(0.1)
Capitalized exploratory well costs charged to expense	(2.7)
Balance at June 30,	$35.2	$1.4

Note 5 – Fair-Value Measures

Beginning in 2008, Market Resources adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Level 2 fair value of derivative contracts is located in Note 6. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Market Resources adopted, without material impact on the consolidated financial statements, the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which includes, among other things, asset retirement obligations. The valuation of asset retirement obligations is a Level 3 fair value and is discussed in Note 7.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

Questar Market Resources 2009 Form 10-Q

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	June 30, 2009		December 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents			$ 20.3	$ 20.3
Notes receivable from affiliates	$ 16.4	$ 16.4
Financial liabilities
Checks outstanding in excess of cash balances	10.3	10.3
Note payable to affiliates			89.4	89.4
Long-term debt	1,350.0	1,307.8	1,300.0	1,180.9

Cash and cash equivalents, notes receivable from affiliates, checks outstanding in excess of cash balances and notes payable to affiliates – the carrying amount approximates fair value.

Long-term debt – the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company’s current borrowing rates.

Note 6 – Derivative Contracts

Market Resources’ subsidiaries use commodity-based derivative instruments in the normal course of business. Market Resources has established policies and procedures for managing commodity-price risks through the use of derivative instruments. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company's Board of Directors. On January 1, 2009, the Company adopted SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities," which requires more detailed information about hedging transactions including the location and effect on the primary consolidated financial statements.

Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas marketing transactions. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses derivative instruments known as fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. Swap agreements do not require the physical transfer of natural gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. Questar E&P has also used natural gas basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials. However, natural gas basis-only swaps expose the Company to losses from narrowing natural gas price-differentials.

Market Resources enters into derivative instruments that do not have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement dates. Derivative-arrangement counterparties are normally financial institutions and energy-trading firms with investment-grade credit ratings. The Company regularly monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties and transacting with multiple counterparties.

Under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria of SFAS 133 determines how change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, Market Resources’ derivative instruments are matched to equity gas and oil production, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical

Questar Market Resources 2009 Form 10-Q

transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. A basis-only swap does not qualify for hedge accounting treatment. Market Resources regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are immediately recognized in the determination of net income.

	3 Months Ended	6 Months Ended
	June 30, 2009
	(in millions)
Effect of derivative instruments designated as hedges
Revenues
Fixed-price swaps increased revenues	$178.0	$333.1
Cost Of Natural Gas And Other Products Sold
Fixed-price swaps increased product costs	3.3	3.9
Effect of derivative instruments not designated as hedges
Net mark-to-market (loss) on basis-only swaps	($ 27.8)	($162.7)

Contract settlements for the first half of 2009 resulted in a transfer of $153.6 million after-tax income from AOCI to the Consolidated Statements of Income. In the next twelve months $223.2 million or 88% of the $253.6 million after-tax net unrealized income on derivatives will be settled and transferred from AOCI to the Consolidated Statements of Income. The following table discloses Level 2 fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Condensed Consolidated Balance Sheets. The fair value of these derivative contracts is based on prices posted on the NYMEX on the last trading day of the reporting period.

Level 2 fair value	June 30, 2009
(in millions)
Assets
Fixed-price swaps	$519.3
Basis-only swaps	9.0
Fair value of derivative instruments - short term	$528.3
Fixed-price swaps	$ 77.2
Basis-only swaps	0.7
Fair value of derivative instruments - long term	$ 77.9
Liabilities
Fixed-price swaps	$ 83.6
Basis-only swaps	154.9
Fair value of derivative instruments - short term	$238.5
Fixed-price swaps	$109.5
Basis-only swaps	92.9
Fair value of derivative instruments - long term	$202.4

The following table sets forth Market Resources’ hedged volumes and average net to the well hedge prices as of June 30, 2009:

Questar Market Resources 2009 Form 10-Q

Questar E&P Equity Production

Year	Time Periods	Quantity	Average hedge price , net to the well(a)
			(estimated)
Gas (Bcf) Fixed-price Swaps
2009	Second half	65.0	$7.65
2010	12 months	140.7	5.29
2011	12 months	58.0	5.25

Gas (Bcf) Basis-only Swaps
2009	Second half	12.8	$2.49
2010	12 months	6.7	0.95
2011	12 months	57.6	2.27

Oil (Mbbl) Fixed-price Swaps
2009	Second half	736	$59.03
2010	12 months	913	60.66

Energy Trading Marketing Transactions

Year	Time Periods	Quantity	Average price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2009	Second half	9.6	$3.95
2010	12 months	1.1	5.34

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2009	Second half	8.1	$3.63
2010	12 months	0.6	5.60

(a)

The fixed-price swap price is reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price

Note 7 – Asset Retirement Obligations (ARO)

Market Resources recognizes ARO in accordance with SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. At Market Resources, ARO applies primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties (Level 3 inputs under the provisions of SFAS 157) available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in other income on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

Level 3 fair value	2009	2008
	(in millions)
ARO liability at January 1,	$171.2	$145.3
Accretion	5.4	4.5
Liabilities incurred	1.4	7.7
Revisions	2.4	1.5
Liabilities settled	(1.5)	(0.8)
ARO liability at June 30,	$178.9	$158.2

Questar Market Resources 2009 Form 10-Q

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned and recorded in other noncurrent assets on the Consolidated Balance Sheets. Trust funds are invested primarily in a money-market account with a balance of $10.8 million at June 30, 2009. The fair value of Wexpro’s trust is based on asset summary statements provided by the bank holding the trust and considered Level 2 under the provisions of SFAS 157.

Note 8 – Change in Ownership Interest

Gas Management constructed a gathering pipeline for $203.5 million and contributed the asset to Rendezvous Gas Services LLC (Rendezvous). Gas Management’s ownership interest increased from 50% to 78%. As a result additional paid-in capital was reduced by $31.6 million and noncontrolling interest increased by $28.5 million. Rendezvous operates gas-gathering facilities for Pinedale Anticline and Jonah field producers for delivery to various interstate pipelines.

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$298.3	$349.4	$605.7	$ 649.1
Wexpro	3.4	8.5	5.8	16.8
Gas Management	52.9	72.2	101.2	135.3
Energy Trading and other	77.0	192.9	191.6	387.4
Total	$431.6	$623.0	$904.3	$1,188.6

Revenues from Affiliated Companies
Wexpro	$ 53.3	$ 52.3	$112.8	$ 98.7
Gas Management	6.5	5.5	13.2	11.3
Energy Trading and other	77.1	257.8	170.3	484.1
Subtotal	136.9	315.6	296.3	594.1
Intercompany transactions	(77.5)	(258.1)	(171.2)	(484.7)
Total	$ 59.4	$ 57.5	$125.1	$ 109.4

Operating Income
Questar E&P	$ 88.7	$186.8	$212.5	$ 338.8
Wexpro	29.9	28.2	58.8	53.6
Gas Management	24.2	37.8	43.8	70.9
Energy Trading and other	1.1	7.1	9.4	19.3
Total	$143.9	$259.9	$324.5	$ 482.6

Net Income Attributable to Market Resources
Questar E&P	$ 29.6	$116.8	$ 14.7	$ 213.3
Wexpro	19.8	18.8	38.6	35.0
Gas Management	14.5	21.7	25.9	40.2
Energy Trading and other	0.8	4.8	6.2	12.9
Total	$ 64.7	$162.1	$ 85.4	$ 301.4

Questar Market Resources 2009 Form 10-Q

Note 10 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Market Resources as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments. Comprehensive income (loss) attributable to Market Resources is shown below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$ 65.3	$164.2	$ 86.5	$305.9
Other comprehensive (loss)
Net unrealized (loss) on derivatives	(229.6)	(501.6)	(140.0)	(812.5)
Income taxes	85.4	190.1	52.0	307.9
Net other comprehensive (loss)	(144.2)	(311.5)	(88.0)	(504.6)
Comprehensive (loss)	(78.9)	(147.3)	(1.5)	(198.7)
Comprehensive income attributable to noncontrolling interest	(0.6)	(2.1)	(1.1)	(4.5)
Total comprehensive (loss) attributable to Market Resources	($ 79.5)	($149.4)	($ 2.6)	($203.2)

Note 11 – Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP FAS 157-4 is to be applied prospectively to all fair value measurements where appropriate and its provisions are in effect for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on financial position or results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” to establish a general standard of accounting for and disclosure of events that occur after the close of the period but before financial statements are issued or are available to be issued. The provisions of this statement are in effect for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2008 Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2009 and 2008. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Company’s 2008 Form 10-K.

Questar Market Resources 2009 Form 10-Q

RESULTS OF OPERATIONS

Following are comparisons of net income attributable to Market Resources by line of business:

	3 Months Ended June30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Exploration and Production
Questar E&P	$29.6	$116.8	($87.2)	$14.7	$213.3	($198.6)
Wexpro	19.8	18.8	1.0	38.6	35.0	3.6
Midstream Field Services - Gas Management	14.5	21.7	(7.2)	25.9	40.2	(14.3)
Energy Marketing - Energy Trading and other	0.8	4.8	(4.0)	6.2	12.9	(6.7)
Net income attributable to Market Resources	$64.7	$162.1	($97.4)	$85.4	$301.4	($216.0)

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$259.9	$284.6	($24.7)	$534.9	$524.4	$10.5
Oil and NGL sales	37.3	63.4	(26.1)	68.4	121.8	(53.4)
Other	1.1	1.4	(0.3)	2.4	2.9	(0.5)
Total Revenues	298.3	349.4	(51.1)	605.7	649.1	(43.4)
Operating expenses
Operating and maintenance	32.2	30.2	2.0	66.6	58.2	8.4
General and administrative	17.6	16.1	1.5	33.2	30.3	2.9
Production and other taxes	13.6	32.0	(18.4)	29.0	59.0	(30.0)
Depreciation, depletion and amortization	133.2	76.4	56.8	246.5	148.2	98.3
Exploration	8.9	3.8	5.1	12.0	7.3	4.7
Abandonment and impairment	3.8	3.6	0.2	7.5	6.2	1.3
Natural gas purchases		0.1	(0.1)		0.5	(0.5)
Total Operating Expenses	209.3	162.2	47.1	394.8	309.7	85.1
Net gain (loss) from asset sales	(0.3)	(0.4)	0.1	1.6	(0.6)	2.2
Operating Income	$ 88.7	$186.8	($98.1)	$212.5	$338.8	($126.3)
Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	38.4	35.8	2.6	79.8	70.6	9.2
Oil and NGL (MMbbl)	0.9	0.8	0.1	1.8	1.6	0.2
Total production (Bcfe)	43.4	40.6	2.8	90.3	80.1	10.2
Average daily production (MMcfe)	477.0	446.4	30.6	499.0	440.1	58.9
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.77	$7.94	($1.17)	$6.70	$7.43	($0.73)
Oil and NGL (per bbl)	$44.44	$79.48	($35.04)	$39.05	$76.85	($37.80)

Questar E&P reported net income of $29.6 million in the second quarter of 2009, down 75% from $116.8 million in the 2008 quarter. Net income for the quarter fell primarily as the result of a 20% lower realized equivalent price, a 15% increase in per

Questar Market Resources 2009 Form 10-Q

Mcfe production costs and net mark-to-market losses on natural gas basis-only swaps. Net income for the first half of 2009 declined 93% to $14.7 million compared to $213.3 million a year earlier. The company reported production of 43.4 Bcfe in the second quarter of 2009 compared to 40.6 Bcfe in the 2008 quarter, a 7% increase. Mark-to-market losses on natural gas basis-only swaps decreased second quarter 2009 net income $17.5 million, compared to a $10.1 million after-tax gain in the 2008 period and decreased first half 2009 net income $102.2 million compared to an $18.6 million after-tax gain in the 2008 period.

Natural gas is Questar E&P's primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2009 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in Bcfe)
Midcontinent	19.8	17.0	2.8	40.8	31.6	9.2
Pinedale Anticline	14.1	12.5	1.6	28.7	25.8	2.9
Uinta Basin	6.0	6.1	(0.1)	12.3	12.8	(0.5)
Rockies Legacy	3.5	5.0	(1.5)	8.5	9.9	(1.4)
Total Questar E&P	43.4	40.6	2.8	90.3	80.1	10.2

Total production increased 13% in the first half of 2009 compared to a year earlier. In the Midcontinent, production grew 29% to 40.8 Bcfe in the first half of 2009. Ongoing development drilling in the Haynesville formation play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 11% to 28.7 Bcfe in the first half of 2009 as a result of ongoing development drilling. In the Uinta Basin, production decreased 4% to 12.3 Bcfe in the first half of 2009 due to decreased drilling activity. Questar E&P Rockies Legacy 2009 production of 8.5 Bcfe was 1.4 Bcfe lower than a year ago. Rockies Legacy properties include all of the company's Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

Realized prices for natural gas, oil and NGL at Questar E&P were lower when compared to the prior year. In the first half of 2009, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.70 per Mcf compared to $7.43 per Mcf for the same period in 2008, a 10% decrease. Realized oil and NGL prices in the first half of 2009 averaged $39.05 per bbl, compared with $76.85 per bbl during the prior year period, a 49% decrease. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Natural gas (per Mcf)
Midcontinent	$ 7.43	$ 8.76	($ 1.33)	$ 7.50	$ 8.34	($ 0.84)
Rocky Mountains	6.19	7.36	(1.17)	6.02	6.85	(0.83)
Volume-weighted average	6.77	7.94	(1.17)	6.70	7.43	(0.73)
Oil and NGL (per bbl)
Midcontinent	$45.27	$75.69	($30.42)	$40.54	$74.75	($34.21)
Rocky Mountains	43.97	82.39	(38.42)	38.08	78.44	(40.36)
Volume-weighted average	44.44	79.48	(35.04)	39.05	76.85	(37.80)

Questar E&P hedged approximately 84% of 2009 and 83% of 2008 second quarter gas production. Hedging increased Questar E&P 2009 gas revenues by $166.7 million and reduced 2008 gas revenues by $44.0 million. Approximately 35% of 2009 and 53% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $1.3 million in 2009 and decreased revenues $15.7 million in 2008.

Questar E&P hedged approximately 80% of 2009 and 83% of 2008 first half gas production. Hedging increased Questar E&P 2009 gas revenues by $303.1 million and reduced 2008 gas revenues by $37.1 million. Approximately 30% of 2009 and 53% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $5.9 million in 2009 and decreased revenues $23.1 million in 2008.

Questar Market Resources 2009 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 15% to $4.86 per Mcfe in the second quarter of 2009 versus $4.21 per Mcfe in 2008. First half 2009 production costs per Mcfe increased $0.46 or 11% compared to the 2008 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(per Mcfe)
Depreciation, depletion and amortization	$3.07	$1.88	$1.19	$2.73	$1.85	$0.88
Lease operating expense	0.74	0.74		0.74	0.73	0.01
General and administrative expense	0.40	0.40		0.37	0.38	(0.01)
Allocated interest expense	0.33	0.40	(0.07)	0.32	0.33	(0.01)
Production taxes	0.32	0.79	(0.47)	0.32	0.73	(0.41)
Total Production Costs	$4.86	$4.21	$0.65	$4.48	$4.02	$0.46

Production volume-weighted average depreciation, depletion and amortization (DD&A) increased due to higher costs for drilling, completion and related services and the increased cost of steel casing, other tubulars and wellhead equipment during the peak level of industry activity in 2008. The DD&A rate also increased due to second half 2008 and first quarter 2009 price-related reserve revisions, the ongoing depletion of older, lower-cost reserves and the increasing share of Questar E&P production derived from properties developed in a higher-cost environment. Lease operating expense per Mcfe was higher due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense and allocated interest expense per Mcfe declined slightly in the six-month period of 2009. Production taxes per Mcfe decreased in 2009 as a result of lower natural gas and oil sales prices.

Major Questar E&P Operating Areas

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas With the exception of northwest Louisiana, the Granite Wash play in the Texas Panhandle and the Woodford Shale play in western Oklahoma, Questar E&P Midcontinent leasehold interests are fragmented, with no significant concentration of property interests.

Questar E&P has approximately 31,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P's leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Cotton Valley and Hosston formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2009. As of June 30, 2009, Questar E&P had six operated rigs drilling in the project area and operated or had working interests in 583 producing wells in northwest Louisiana compared to 386 at June 30, 2008.

Pinedale Anticline

As of June 30, 2009, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 370 producing wells on the Pinedale Anticline compared to 276 at the end of the second quarter of 2008. Of the 370 producing wells, Questar E&P has working interests in 348 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 115 of the 370 producing wells.

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

Questar Market Resources 2009 Form 10-Q

Uinta Basin

As of June 30, 2009, Questar E&P had an operating interest in 888 producing wells in the Uinta Basin of eastern Utah, compared to 872 at June 30, 2008. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 255,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. Planned exploration and development activity for 2009 includes wells in the Green River and Williston Basins.

Wexpro

Wexpro reported net income of $19.8 million in the second quarter of 2009 compared to $18.8 million in 2008, a 5% increase and first half net income of $38.6 million in 2009 compared to $35.0 million in 2008, up 10%. Wexpro 2009 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro investment base at June 30, 2009, was $411.4 million compared to $346.4 million a year ago, a 19% increase.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Gathering	$37.4	$35.6	$1.8	$74.0	$70.8	$3.2
Processing	22.0	42.1	(20.1)	40.4	75.8	(35.4)
Total Revenues	59.4	77.7	(18.3)	114.4	146.6	(32.2)
Operating expenses
Operating and maintenance	16.2	27.2	(11.0)	35.8	51.3	(15.5)
General and administrative	6.9	5.6	1.3	10.7	10.7
Production and other taxes	1.1	0.5	0.6	2.0	0.8	1.2
Depreciation, depletion and amortization	11.0	6.6	4.4	21.9	12.9	9.0
Total Operating Expenses	35.2	39.9	(4.7)	70.4	75.7	(5.3)
Net (loss) from asset sales				(0.2)		(0.2)
Operating Income	$24.2	$37.8	($13.6)	$43.8	$70.9	($27.1)
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	24.8	24.8		46.2	46.2
NGL sales price (per gal)	$0.61	$1.41	($0.80)	$0.54	$1.32	($0.78)
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	17.0	17.7	(0.7)	41.8	42.4	(0.6)
For affiliated customers	25.1	25.5	(0.4)	52.8	51.0	1.8
Total Fee-Based Processing Volumes	42.1	43.2	(1.1)	94.6	93.4	1.2

Questar Market Resources 2009 Form 10-Q

Fee-based processing (per MMBtu)	$0.16	$0.15	$0.01	$0.16	$0.14	$0.02
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	62.6	54.7	7.9	127.7	106.0	21.7
For affiliated customers	41.5	38.0	3.5	86.4	75.3	11.1
Total Gas Gathering Volumes	104.1	92.7	11.4	214.1	181.3	32.8
Gas gathering revenue (per MMBtu)	$0.30	$0.31	($0.01)	$0.29	$0.31	($0.02)

Gas Management, which provides gas-gathering and processing-services, reported net income of $14.5 million in the second quarter of 2009 compared to $21.7 million in the same period of 2008. Net income was $25.9 million in the first half of 2009 compared to $40.2 million in the 2008 period. The decrease in net income was driven by decreased processing margins and increased depreciation expense. Depreciation expense grew $4.4 million or 67% in the second quarter of 2009 and $9.0 million or 70% in the first half of 2009 compared with the 2008 periods as the result of investment additions in 2008.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the second quarter of 2009 decreased 35% to $14.0 million compared to $21.7 million in 2008 and declined 41% to $23.3 million in the first half of 2009 compared to $39.5 million in the 2008 period. The keep-whole processing margin (frac-spread) decreased 42% or $7.1 million in the second quarter of 2009 compared to the 2008 quarter and 54% in the first half of 2009 compared to the first half of 2008. Fee-based gas-processing volumes decreased 3% in the second quarter of 2009 to 42.1 million MMBtu and increased 1% to 94.6 million MMBtu in the first half of 2009 compared to 93.4 million MMBtu in the 2008 period. Fee-based gas-processing revenues increased $0.4 million or 6% compared to the year ago quarter and $1.6 million or 12% in the first half of 2009 compared to the first half of 2008. Approximately 82% of Gas Management net operating revenue (total revenue less processing plant-shrink) was derived from fee-based contracts compared to 72% in the 2008 quarter.

Gas Management may use forward sales contracts to reduce processing-margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in 2008.

Total gathering margins (revenues minus direct gathering expenses) increased 1% in the second quarter of 2009 to $29.0 million compared to $28.8 million in 2008. Total gathering margins in the first half of 2009 decreased 1% to $55.2 million compared to $55.8 million in 2008. Gathering volumes increased 11.4 million MMBtu, or 12% to 104.1 million MMBtu in the second quarter of 2009 and 32.8 million MMBtu in the first half of 2009 compared with the 2008 periods. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 20% increase in third-party volumes in the first half of 2009 compared to the 2008 period.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $0.8 million in the second quarter of 2009, a decrease of 83% compared to $4.8 million in the 2008 quarter and decreased $6.7 million in the first half of 2009 compared to 2008 as a result of lower marketing margins. First half revenues from unaffiliated customers were $191.6 million in 2009 compared to $387.4 million in 2008, a 51% decrease, primarily the result of lower natural gas prices. The weighted-average natural gas sales price decreased 59% in the first half of 2009 to $3.18 per MMBtu compared to $7.74 per MMBtu in the 2008 period.

Consolidated Results below Operating Income

Interest expense

Interest expense increased 4% in the first half of 2009 compared to a year ago due primarily to 2008 financing activities associated with the purchase of two natural gas development properties in northwest Louisiana. Interest expense decreased 13% in the second quarter of 2009 compared with the second quarter of 2008 due to lower borrowings.

Net mark-to-market gain (loss) on basis-only swaps

The Company’s basis-only swaps do not qualify for hedge accounting. The Company recognized a pre-tax net mark-to-market loss of $27.8 million on natural gas basis-only swaps in the second quarter of 2009 compared to a $16.3 million gain in the second quarter of 2008. The first half 2009 loss was $162.7 million compared to a gain of $30.0 million in the 2008 period.

Income taxes

The effective combined federal and state income tax rate was 36.1% in the first half of 2009 compared with 37.1% in the 2008 period.

Questar Market Resources 2009 Form 10-Q

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

Commodity-Price Risk Management

Market Resources’ subsidiaries use commodity-based derivative instruments in the normal course of business to reduce the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and, a portion of Energy Trading gas-marketing transactions.

As of June 30, 2009, Market Resources held commodity-price hedging contracts covering about 426.5 million MMBtu of natural gas and 1.6 million barrels of oil and basis-only swaps on an additional 77.1 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 317.7 million MMBtu of natural gas, 1.4 million barrels of oil and natural gas basis-only swaps on an additional 183.0 Bcf. Changes in the fair value of derivative contracts from December 31, 2008 to June 30, 2009 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2008	$543.6	($75.5)	$468.1
Contracts realized or otherwise settled	(235.5)	7.6	(227.9)
Change in gas and oil prices on futures markets	(51.4)	(27.7)	(79.1)
Contracts added	4.2		4.2
Contracts re-designated as fixed-price swaps	142.5	(142.5)
Net fair value of gas- and oil-derivative contracts outstanding at June 30, 2009	$403.4	($238.1)	$165.3

A table of the net fair value of gas- and oil-derivative contracts as of June 30, 2009, is shown below. Most of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2010	$451.7	($161.9)	$289.8
Contracts maturing between July 1, 2010 and June 30, 2011	(27.7)	(39.0)	(66.7)
Contracts maturing between July 1, 2011 and June 30, 2012	(20.6)	(37.2)	(57.8)
Net fair value of gas- and oil-derivative contracts outstanding at June 30, 2009	$403.4	($238.1)	$165.3

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2009	2008
	(in millions)
Net fair value – asset (liability)	$165.3	($ 728.6)
Fair value if market prices of gas and oil and basis differentials decline by 10%	361.2	(430.5)
Fair value if market prices of gas and oil and basis differentials increase by 10%	(30.7)	(1,026.6)

Questar Market Resources 2009 Form 10-Q

Interest-Rate Risk Management

As of June 30, 2009, Market Resources had $850 million of fixed-rate long-term debt and $500 million of variable-rate long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Questar is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company’s financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters

Questar Market Resources 2009 Form 10-Q

subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

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

On July 10, 2009 Questar E&P filed a petition with the U.S. Tenth Circuit Court of Appeals challenging an administrative compliance order dated May 12, 2009, (Order) issued by the EPA which asserts that Questar E&P's Flat Rock 14P Well and associated equipment is a major source of emissions of hazardous air pollutants and its operation fails to comply with certain regulations of the CAA. The Order required immediate compliance and threatened substantial penalties for failure to do so. Questar E&P denies that the drilling and operation of the 14P Well and associated equipment violates any provision of the CAA and intends to vigorously defend against this Order. Settlement discussions with the agency have occurred to find a compromise which avoids further litigation.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009.)

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Market Resources, Inc.’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and Richard J. Doleshek, Questar Market Resources, Inc.’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2009 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

August 4, 2009

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

August 4, 2009

/s/Richard J. Doleshek

Richard J. Doleshek

Executive Vice President and

Chief Financial Officer

Exhibit No.

Exhibits

12.

Ratio of Earnings to Fixed Charges. (Exhibit No. 12. to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009.)

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Market Resources, Inc.’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and Richard J. Doleshek, Questar Market Resources, Inc.’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2009 Form 10-Q