Form 10-Q
period 2009-09-30
QUESTAR MARKET RESOURCES INC
filed 2009-11-06
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Yes [  ] No [X]

On October 31, 2009, 4,309,427 shares of the registrant’s common stock, $1.00 par value, were outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

  September 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of September 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

19

ITEM 4.

CONTROLS AND PROCEDURES

20

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

21

ITEM 6.

EXHIBITS

21

SIGNATURES

22

Questar Market Resources 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$474.9	$601.0	$1,379.2	$1,789.6
From affiliated companies	59.8	60.4	184.9	169.8
Total Revenues	534.7	661.4	1,564.1	1,959.4

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	108.9	124.9	290.2	492.0
Operating and maintenance	51.3	63.1	165.2	182.8
General and administrative	28.6	18.4	80.2	66.5
Production and other taxes	15.5	41.9	57.1	120.0
Depreciation, depletion and amortization	146.7	104.9	444.6	288.9
Exploration	6.3	7.4	18.3	14.7
Abandonment and impairment	5.1	4.1	12.6	10.3
Wexpro Agreement-oil income sharing	0.1	1.8	0.6	6.1
Total Operating Expenses	362.5	366.5	1,068.8	1,181.3
Net gain (loss) from asset sales	(0.4)	58.7	1.0	58.1
OPERATING INCOME	171.8	353.6	496.3	836.2
Interest and other income	1.3	4.6	5.8	8.8
Income from unconsolidated affiliates	0.9	0.8	2.0	1.2
Net mark-to-market gain (loss) on basis-only swaps	(10.7)	(22.5)	(173.4)	7.5
Interest expense	(17.2)	(18.0)	(49.3)	(49.0)
INCOME BEFORE INCOME TAXES	146.1	318.5	281.4	804.7
Income taxes	(53.5)	(118.5)	(102.3)	(298.8)
NET INCOME	92.6	200.0	179.1	505.9
Net income attributable to noncontrolling interest	(0.6)	(2.4)	(1.7)	(6.9)
NET INCOME ATTRIBUTABLE TO MARKET RESOURCES	$ 92.0	$197.6	$ 177.4	$ 499.0

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2009 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30,	December 31,
	2009 (Unaudited)	2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 20.3
Notes receivable from affiliates	$6.3
Federal income taxes receivable		11.1
Accounts receivable, net	180.9	265.2
Accounts receivable from affiliates	25.5	28.1
Fair value of derivative contracts	184.9	431.3
Gas and oil storage	12.9	23.6
Materials and supplies	92.3	86.8
Prepaid expenses and other	28.7	28.0
Total Current Assets	531.5	894.4
Property, Plant and Equipment (successful efforts method for gas and oil properties)	7,788.2	7,070.8
Accumulated depreciation, depletion and amortization	(2,391.0)	(1,964.4)
Net Property, Plant and Equipment	5,397.2	5,106.4
Investment in unconsolidated affiliates	42.7	40.8
Goodwill	60.1	60.2
Fair value of derivative contracts	11.4	106.3
Other noncurrent assets	27.1	26.3
Total Assets	$6,070.0	$6,234.4

LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 9.8
Notes payable to affiliates		$ 89.4
Accounts payable and accrued expenses	347.4	477.4
Accounts payable to affiliates	15.6	14.1
Fair value of derivative contracts	109.3	0.5
Deferred income taxes – current	42.9	138.1
Total Current Liabilities	525.0	719.5
Long-term debt	1,273.7	1,299.1
Deferred income taxes	1,157.6	1,138.3
Asset retirement obligations	181.5	171.2
Fair value of derivative contracts	185.0	69.0
Other long-term liabilities	45.3	57.9
EQUITY
Common stock	4.3	4.3
Additional paid-in capital	121.0	141.9
Retained earnings	2,426.5	2,262.1
Accumulated other comprehensive income	95.0	341.6
Total Common Shareholder’s Equity	2,646.8	2,749.9
Noncontrolling interest	55.1	29.5
Total Equity	2,701.9	2,779.4
Total Liabilities and Equity	$6,070.0	$6,234.4

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2009 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES	$179.1	$505.9
Net income
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	445.6	290.0
Deferred income taxes	70.0	272.4
Abandonment and impairment	12.6	10.3
Share-based compensation	10.7	8.1
Dry exploratory-well expense	3.6	2.3
Net (gain) loss from asset sales	(1.0)	(58.1)
(Income) from unconsolidated affiliates	(2.0)	(1.2)
Distributions from unconsolidated affiliates and other	0.3	1.3
Net mark-to-market (gain) loss on basis-only swaps	173.4	(7.5)
Changes in operating assets and liabilities	95.1	(10.9)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	987.4	1,012.6

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment including dry exploratory well expense	(890.5)	(1,763.3)
Other investments		(11.5)
Total capital expenditures	(890.5)	(1,774.8)
Proceeds from disposition of assets	14.3	100.4
NET CASH USED IN INVESTING ACTIVITIES	(876.2)	(1,674.4)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	9.8	8.4
Change in notes receivable from affiliates	(6.3)	103.2
Change in notes payable to affiliates	(89.4)	(101.6)
Long-term debt issued, net of issuance costs	347.0	1,270.1
Long-term debt repaid	(375.0)	(600.0)
Distribution to noncontrolling interest	(4.6)	(6.3)
Dividends paid	(13.0)	(13.0)
Other		1.0
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(131.5)	661.8
Change in cash and cash equivalents	(20.3)
Beginning cash and cash equivalents	20.3
Ending cash and cash equivalents	$ -	$ -

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

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. GAAP into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

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

On January 1, 2009, Questar adopted new guidance (ASC 810) for the accounting, reporting and disclosure of noncontrolling interests., The new guidance requires that noncontrolling interest, previously known as minority interest, be clearly identified, labeled, and presented in the consolidated financial statements separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated income statement; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in a former subsidiary be initially measured at fair value. The new provisions are applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months and

Questar Market Resources 2009 Form 10-Q

nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements reflect management’s consideration of known subsequent events as of November 5, 2009, the date that the consolidated financial statements were issued.

All dollar amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). Questar has granted and continues to grant share-based compensation to certain Market Resources employees. Share-based compensation expense for the nine months ended September 30, 2009, was $10.7 million compared with $8.1 million in 2008.

Questar uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended to measure the value of options traded on an exchange. The calculated fair value of options granted during the nine months ended September 30, 2009, and major assumptions used in the model at the dates of grant are listed below:

9 Months Ended Sept. 30, 2009
Fair value of options at grant date	$35.38
Risk-free interest rate	1.78%
Expected price volatility	28.1%
Expected dividend yield	1.39%
Expected life in years	5.0

Unvested stock options increased by 458,000 shares in the first nine months of 2009. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2009	1,470,450	$ 7.50 – $41.08	$20.16
Granted	528,000	35.38	35.38
Exercised	(73,550)	8.50 – 14.01	11.04
Forfeited	(50,000)	28.58	28.58
Employee transfers	6,000	11.48 – 13.56	13.21
Balance at September 30, 2009	1,880,900	$ 7.50 – $41.08	$24.54

	Options Outstanding			Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2009	Weighted-average exercise price	Number unvested at Sept. 30, 2009	Weighted-average exercise price
$ 7.50	81,616	1.5	$ 7.50	81,616	$ 7.50
11.48 - 11.98	367,842	2.4	11.71	367,842	11.71
13.56 - 14.01	391,668	3.0	13.65	391,668	13.65
17.55 - 28.58	251,774	2.2	27.95	14,274	17.55	237,500	$28.58
$35.38 - $41.08	788,000	5.5	36.62	20,000	41.08	768,000	36.51
	1,880,900	3.7	$24.54	875,400	$12.95	1,005,500	$34.63

Questar Market Resources 2009 Form 10-Q

Restricted-share grants typically vest in equal installments over a three to four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2009, was 16 months. Transactions involving restricted shares in the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2009	599,677	$25.12 – $70.13	$46.35
Granted	211,300	29.30 – 36.88	35.12
Distributed	(200,788)	25.12 – 70.13	39.28
Forfeited	(25,426)	35.38 – 62.50	48.35
Balance at September 30, 2009	584,763	$25.12 – $70.13	$44.63

Note 4 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the first nine months. All costs have been capitalized for less than one year.

	2009	2008
	(in millions)
Balance at January 1,	$17.0	$1.5
Additions to capitalized exploratory well costs pending the determination of proved reserves	37.8
Reclassifications to property, plant and equipment after the determination of proved reserves	(14.3)
Capitalized exploratory well costs charged to expense	(2.7)	(1.5)
Balance at September 30,	$37.8	$ -

Note 5 – Fair-Value Measures

Beginning in 2008, Market Resources adopted the effective provisions of ASC 820 “Fair-Value Measurements” (formerly SFAS 157.) ASC 820 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Level 2 fair value of derivative contracts is located in Note 6 and is based on market prices posted on the NYMEX on the last trading day of the reporting period.

In February 2008, the FASB delayed the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar adopted, without material impact on the consolidated financial statements, the delayed provisions of ASC 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which includes, among other things, asset retirement obligations. The valuation of asset retirement obligations is a Level 3 fair value and is discussed in Note 7.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The new disclosure rules are effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

Questar Market Resources 2009 Form 10-Q

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	September 30, 2009		December 31, 2008
	(in millions)
Financial assets
Cash and cash equivalents			$ 20.3	$ 20.3
Notes receivable from affiliates	$ 6.3	$ 6.3
Financial liabilities
Checks outstanding in excess of cash balances	9.8	9.8
Note payable to affiliates			89.4	89.4
Long-term debt	1,275.0	1,322.5	1,300.0	1,180.9

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

Note 6 – Derivative Contracts

Market Resources’ subsidiaries use commodity-based derivative instruments in the normal course of business. Market Resources has established policies and procedures for managing commodity-price risks through the use of derivative instruments. On January 1, 2009, the Company adopted a revision to ASC 815 “Derivatives and Hedging”, which requires more detailed information about hedging transactions including the location and effect on the primary consolidated financial statements.

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

Market Resources uses derivative instruments known as fixed-price swaps and collars to realize a known price or range of prices for a specific volume of production delivered into a regional sales point. Swap agreements do not require the physical transfer of natural gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. Collars have a floor price and a ceiling price and are only triggered if the settlement price is outside the range of the floor and ceiling prices. Questar E&P has also used natural gas basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials. However, natural gas basis-only swaps expose the Company to losses from narrowing natural gas price-basis differentials.

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

All derivative instruments are required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria of SFAS 133 determines how change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, Market Resources’ derivative instruments are matched to equity gas and oil production, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. A basis-only swap does not qualify for hedge accounting treatment.

Questar Market Resources 2009 Form 10-Q

Market Resources regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are immediately recognized in the determination of net income.

	3 Months Ended	9 Months Ended
	September 30, 2009
	(in millions)
Effect of derivative instruments designated as hedges
Revenues
Fixed-price swaps increased revenues	$159.4	$492.5
Cost Of Natural Gas And Other Products Sold
Fixed-price swaps increased product costs	4.2	8.1
Effect of derivative instruments not designated as hedges
Net mark-to-market (loss) on basis-only swaps	($ 10.7)	($173.4)

Contract settlements for the first nine months of 2009 resulted in a transfer of $216.7 million after-tax income from AOCI to the Consolidated Statements of Income. In the next twelve months $110.1 million will be settled and transferred from AOCI to the Consolidated Statements of Income. The following table discloses Level 2 fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Condensed Consolidated Balance Sheets. The fair value of these derivative contracts is based on prices posted on the NYMEX on the last trading day of the reporting period.

Level 2 fair value	Sept. 30, 2009
(in millions)
Assets
Fixed-price swaps	$434.7
Basis-only swaps
Fair value of derivative instruments - short term	$434.7
Fixed-price swaps	$ 34.1
Basis-only swaps
Fair value of derivative instruments - long term	$ 34.1
Liabilities
Fixed-price swaps	$150.2
Basis-only swaps	208.9
Fair value of derivative instruments - short term	$359.1
Fixed-price swaps	$167.8
Basis-only swaps	39.9
Fair value of derivative instruments - long term	$207.7

Some previously reported basis-only swaps for 2010 and 2011 have been combined with NYMEX gas-price swaps or collars for 2010 and 2011 and now qualify as cash flow hedges. The following table sets forth Market Resources’ hedged volumes and average net to the well hedge prices as of September 30, 2009:

Questar Market Resources 2009 Form 10-Q

Questar E&P Equity Production

Year	Time Periods	Quantity	Average hedge price, net to the well(a)
			(estimated)
Gas (Bcf) Fixed-price Swaps
2009	Fourth quarter	33.1	$7.57
2010	12 months	150.9	5.26
2011	12 months	85.1	4.87
2012	12 months	27.1	5.89
2013	12 months	33.7	5.97
Gas (Bcf) Collars
			Floor- Ceiling
2011	12 months	7.1	5.82 - 7.91
Gas (Bcf) Basis-only Swaps
2009	Fourth quarter	6.4	2.49
2010	12 months	6.7	0.95
2011	12 months	30.5	2.03
Oil (Mbbl) Fixed-price Swaps
2009	Fourth quarter	368	59.03
2010	12 months	913	60.66
Oil (Mbbl) Collars
			Floor- Ceiling
2010	12 months	730	47.60 – 96.10
2011	12 months	730	47.60 - 105.15

Energy Trading Marketing Transactions

Year	Time Periods	Quantity	Average price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2009	Fourth quarter	3.0	$4.05
2010	12 months	7.8	4.55

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2009	Fourth quarter	2.5	3.46
2010	12 months	4.2	3.92

(a)

The fixed-price swap and collar prices are reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price

Note 7 – Asset Retirement Obligations

Market Resources records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Market Resources, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties (Level 3 inputs under fair-value measurement provisions ) available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

Questar Market Resources 2009 Form 10-Q

Level 3 fair value	2009	2008
	(in millions)
ARO liability at January 1,	$171.2	$145.3
Accretion	8.0	7.0
Liabilities incurred	2.3	13.6
Revisions	2.4	1.5
Liabilities settled	(2.4)	(2.1)
ARO liability at September 30,	$181.5	$165.3

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned and recorded in other noncurrent assets on the Consolidated Balance Sheets. Trust funds are invested primarily in a money-market account with a balance of $11.2 million at September 30, 2009. The fair value of Wexpro’s trust is based on asset summary statements provided by the bank holding the trust and considered Level 2 fair value measurement.

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$294.6	$381.0	$ 900.3	$1,030.1
Wexpro	5.2	12.0	11.0	28.8
Gas Management	65.3	73.8	166.5	209.1
Energy Trading and other	109.8	134.2	301.4	521.6
Total	$474.9	$601.0	$1,379.2	$1,789.6

Revenues from Affiliated Companies
Wexpro	$ 53.8	$ 54.7	$ 166.6	$ 153.4
Gas Management	6.4	6.1	19.6	17.4
Energy Trading and other	80.6	229.2	250.9	713.3
Subtotal	140.8	290.0	437.1	884.1
Intercompany transactions	(81.0)	(229.6)	(252.2)	(714.3)
Total	$ 59.8	$ 60.4	$ 184.9	$ 169.8

Operating Income
Questar E&P	$104.6	$272.4	$ 317.1	$611.2
Wexpro	31.6	29.7	90.4	83.3
Gas Management	35.1	42.6	78.9	113.5

Questar Market Resources 2009 Form 10-Q

Energy Trading and other	0.5	8.9	9.9	28.2
Total	$171.8	$ 53.6	$ 496.3	$ 836.2

Net Income Attributable to Market Resources
Questar E&P	$ 49.6	$146.8	$ 64.3	$ 60.1
Wexpro	20.6	20.4	59.2	55.4
Gas Management	21.5	24.5	47.4	64.7
Energy Trading and other	0.3	5.9	6.5	18.8
Total	$ 92.0	$197.6	$ 177.4	$ 499.0

Note 10 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Market Resources as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments. Comprehensive income (loss) attributable to Market Resources is shown below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Net income	$ 92.6	$200.0	$ 179.1	$505.9
Other comprehensive income (loss)
Net unrealized income (loss) on derivatives	(252.5)	1,024.4	(392.5)	211.9
Income taxes	93.9	(388.1)	145.9	(80.2)
Net other comprehensive income (loss)	(158.6)	636.3	(246.6)	131.7
Comprehensive income (loss)	(66.0)	836.3	(67.5)	637.6
Comprehensive income attributable to noncontrolling interest	(0.6)	(2.4)	(1.7)	(6.9)
Total comprehensive income (loss) attributable to Market Resources	($ 66.6)	$833.9	($ 69.2 )	$630.7

Note 11 – Financings

In August 2009, Market Resources issued $300.0 million of notes due March 2020 with a 6.82% effective interest rate and used the net proceeds to reduce the balance outstanding under its long-term revolving-credit facility.

Note 12 – Recent Accounting Development

On September 15, 2009, the FASB issued an exposure draft titled “Extractive Industries – Oil and Gas (Topic 932).” The exposure draft is intended to align FASB accounting and reporting requirements with the SEC’s “Modernization of Oil and Gas Reporting” finalized in December 2008. The SEC revised oil and gas reserve estimation and reporting requirements. The new rules expand the definition of oil and gas reserves to include, among other things, non-traditional sources, optional disclosure of probable and possible reserves and economic producibility based on modified pricing assuming a 12-month average when estimating reserves. The new rules are effective beginning with annual reports on Form 10-K filed for years ending December 31, 2009, and early adoption is not permitted. The Company is evaluating the effect of the SEC’s rule changes on future oil and gas disclosures, income, cash flow and the balance sheet.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2008 Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2009 and 2008. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Company’s 2008 Form 10-K.

Questar Market Resources 2009 Form 10-Q

RESULTS OF OPERATIONS

Following are comparisons of net income attributable to Market Resources by line of business:

	3 Months Ended Sept.30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Exploration and Production
Questar E&P	$49.6	$146.8	($97.2)	$64.3	$360.1	($295.8)
Wexpro	20.6	20.4	0.2	59.2	55.4	3.8
Midstream Field Services - Gas Management	21.5	24.5	(3.0)	47.4	64.7	(17.3)
Energy Marketing - Energy Trading and other	0.3	5.9	(5.6)	6.5	18.8	(12.3)
Net income attributable to Market Resources	$92.0	$197.6	($ 105.6)	$177.4	$499.0	($321.6)

EXPLORATION AND PRODUCTION

Questar E&P

Questar E&P reported net income of $49.6 million in the third quarter of 2009, down 66% from $146.8 million in the 2008 quarter. Net income for the quarter fell primarily as the result of a 20% lower realized equivalent price, a 17% increase in per Mcfe production costs and a $36.5 million after-tax gain in the prior-year quarter from the sale of assets. Net income for the first nine months of 2009 declined 82% to $64.3 million compared to $360.1 million a year earlier. Following is a summary of Questar E&P financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$252.9	$308.4	($ 55.5)	$787.8	$ 832.8	($45.0)
Oil and NGL sales	40.6	71.2	(30.6)	109.0	193.0	(84.0)
Other	1.1	1.4	(0.3)	3.5	4.3	(0.8)
Total Revenues	294.6	381.0	(86.4)	900.3	1,030.1	(129.8)
Operating expenses
Operating and maintenance	29.5	32.3	(2.8)	96.1	90.5	5.6
General and administrative	17.3	11.5	5.8	50.5	41.8	8.7
Production and other taxes	10.5	27.6	(17.1)	39.5	86.6	(47.1)
Depreciation, depletion and amortization	120.7	84.4	36.3	367.2	232.6	134.6
Exploration	6.3	7.4	(1.1)	18.3	14.7	3.6
Abandonment and impairment	5.1	4.1	1.0	12.6	10.3	2.3
Natural gas purchases					0.5	(0.5)
Total Operating Expenses	189.4	167.3	22.1	584.2	477.0	107.2
Net gain (loss) from asset sales	(0.6)	58.7	(59.3)	1.0	58.1	(57.1)
Operating Income	$104.6	$272.4	($167.8)	$317.1	$ 611.2	($294.1)
Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	39.2	40.4	(1.2)	119.0	111.0	8.0
Oil and NGL (MMbbl)	0.7	0.8	(0.1)	2.5	2.4	0.1

Questar Market Resources 2009 Form 10-Q

Total production (Bcfe)	43.8	45.3	(1.5)	134.1	125.4	8.7
Average daily production (MMcfe)	476.0	492.1	(16.1)	491.3	457.6	33.7
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.46	$7.64	($1.18)	$6.62	$7.50	($0.88)
Oil and NGL (per bbl)	$52.41	$87.34	($34.93)	$43.14	$80.41	($37.27)

The company reported production of 43.8 Bcfe in the third quarter of 2009 compared to 45.3 Bcfe in the 2008 quarter, a 3% decrease. Natural gas is Questar E&P's primary focus. On an energy-equivalent basis, natural gas comprised approximately 89% of Questar E&P 2009 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in Bcfe)
Midcontinent	20.3	17.9	2.4	61.1	49.5	11.6
Pinedale Anticline	14.7	15.4	(0.7)	43.4	41.2	2.2
Uinta Basin	5.6	6.9	(1.3)	17.9	19.7	(1.8)
Rockies Legacy	3.2	5.1	(1.9)	11.7	15.0	(3.3)
Total Questar E&P	43.8	45.3	(1.5)	134.1	125.4	8.7

Company production increased 7% in the first nine months of 2009 compared to a year earlier. In the Midcontinent, production grew 23% to 61.1 Bcfe in the first nine months of 2009. Ongoing development drilling in the Haynesville formation play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase. Questar E&P production from the Pinedale Anticline in western Wyoming grew 5% to 43.4 Bcfe in the first nine months of 2009 as a result of ongoing development drilling. In the Uinta Basin, production decreased 9% to 17.9 Bcfe in the first nine months of 2009 due to decreased drilling activity. Questar E&P Rockies Legacy 2009 production of 11.7 Bcfe was 3.3 Bcfe lower than a year ago. Rockies Legacy properties include all of the company's Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Production volumes from both the Midcontinent and Rockies were reduced in the first nine months of 2009 by price-related shut-ins, curtailments and deferred completions of new wells.

Realized prices for natural gas, oil and NGL at Questar E&P were lower when compared to the prior year. In the first nine months of 2009, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.62 per Mcf compared to $7.50 per Mcf for the same period in 2008, a 12% decrease. Realized oil and NGL prices in the first nine months of 2009 averaged $43.14 per bbl, compared with $80.41 per bbl during the prior year period, a 46% decrease. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
Natural gas (per Mcf)
Midcontinent	$ 6.99	$ 8.55	($ 1.56)	$ 7.33	$ 8.42	($ 1.09)
Rocky Mountains	5.97	7.03	(1.06)	6.01	6.91	(0.90)
Volume-weighted average	6.46	7.64	(1.18)	6.62	7.50	(0.88)
Oil and NGL (per bbl)
Midcontinent	$52.79	$88.59	($35.80)	$44.10	$78.87	($34.77)
Rocky Mountains	52.20	86.64	(34.44)	42.54	81.46	(38.92)
Volume-weighted average	52.41	87.34	(34.93)	43.14	80.41	(37.27)

Questar E&P hedged approximately 83% of 2009 and 81% of 2008 third quarter gas production. Hedging increased Questar E&P 2009 gas revenues by $156.7 million and 2008 gas revenues by $24.5 million. Approximately 58% of 2009 and 48% of 2008 Questar E&P oil production was hedged. Oil hedges decreased revenues $0.7 million in 2009 and $13.9 million in 2008.

Questar Market Resources 2009 Form 10-Q

Questar E&P hedged approximately 81% of 2009 and 82% of 2008 first nine months gas production. Hedging increased Questar E&P 2009 gas revenues by $459.8 million and reduced 2008 gas revenues by $12.6 million. Approximately 39% of 2009 and 51% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $5.2 million in 2009 and decreased revenues $37.0 million in 2008.

Questar E&P production costs per Mcfe of production increased 17% to $4.43 per Mcfe in the third quarter of 2009 versus $3.79 per Mcfe in 2008. First nine months 2009 production costs per Mcfe increased $0.53 or 13% compared to the 2008 period. All reported unit-cost metrics, except production taxes, were negatively impacted by price-related voluntary production curtailments during the 2009 periods compared to the 2008 periods. Questar E&P production costs are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(per Mcfe)
Depreciation, depletion and amortization	$2.76	$1.86	$0.90	$2.74	$1.86	$0.88
Lease operating expense	0.67	0.71	(0.04)	0.72	0.72
General and administrative expense	0.40	0.25	0.15	0.38	0.33	0.05
Allocated interest expense	0.36	0.35	0.01	0.34	0.34
Production taxes	0.24	0.62	(0.38)	0.29	0.69	(0.40)
Total Production Costs	$4.43	$3.79	$0.64	$4.47	$3.94	$0.53

Production volume-weighted average depreciation, depletion and amortization expense (DD&A) per Mcfe increased due to relatively higher costs of drilling, completion and related services and the increased cost of steel casing, other tubulars and wellhead equipment during the peak level of industry activity in 2008. DD&A per Mcfe of production also increased due to second-half 2008 and first-quarter 2009 price-related negative reserve revisions, ongoing depletion of older, lower-cost reserves and the increasing share of Questar E&P production from properties that were acquired and developed in a higher-cost environment. General and administrative expense per Mcfe of production increased $0.15 compared the prior year, but remained flat compared with the second quarter of 2009. The lower expense in the comparable 2008 quarter resulted from a significant reduction in deferred compensation expense (non-cash) as a result of a decline in the price of Questar common stock during the 2008 quarter. Production taxes per Mcfe decreased as the result of lower natural gas and oil sales prices.

Questar E&P exploration expense decreased $1.1 million or 15% in the third quarter of 2009 compared to 2008. Abandonment and impairment expense increased $1.0 million, or 24% in 2009 compared to 2008. For the first nine months of 2009, Questar E&P exploration expense increased $3.6 million or 24% compared to 2008. Abandonment and impairment expense increased $2.3 million, or 22% in 2009 compared to 2008.

In the third quarter of 2008, Questar E&P sold certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas and recognized a pre-tax gain of approximately $58.7 million. These properties contributed 2.8 Bcfe to Questar E&P net production in the first nine months of 2008.

Mark-to-market losses on natural gas basis-only swaps decreased third quarter 2009 net income $6.7 million, compared to a $14.0 million after-tax loss in the 2008 period and decreased nine month 2009 net income $108.9 million compared to a $4.6 million after-tax gain in the 2008 period.

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

Questar E&P has approximately 43,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P's leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Hosston and Cotton Valley formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2009. As of September 30, 2009, Questar E&P had six

Questar Market Resources 2009 Form 10-Q

operated rigs drilling in the project area and operated or had working interests in 598 producing wells in northwest Louisiana compared to 463 at September 30, 2008.

Pinedale Anticline

As of September 30, 2009, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 402 producing wells on the Pinedale Anticline compared to 312 at the end of the third quarter of 2008. Of the 402 producing wells, Questar E&P has working interests in 380 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 124 of the 402 producing wells.

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

Uinta Basin

As of September 30, 2009, Questar E&P had an operating interest in 920 producing wells in the Uinta Basin of eastern Utah, compared to 895 at September 30, 2008. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 255,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. Planned exploration and development activity for 2009 includes wells in the Green River Basin and the Williston Basin in North Dakota.

Wexpro

Wexpro reported net income of $20.6 million in the third quarter of 2009 compared to $20.4 million in 2008, a 1% increase and first nine months net income of $59.2 million in 2009 compared to $55.4 million in 2008, up 7%. Wexpro 2009 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro investment base at September 30, 2009, was $419.5 million compared to $374.9 million a year ago, a 12% increase.

MIDSTREAM FIELD SERVICES – Gas Management

Gas Management, which provides gas-gathering and processing-services, reported net income of $21.5 million in the third quarter of 2009 compared to $24.5 million in the same period of 2008. Net income was $47.4 million in the first nine months of 2009 compared to $64.7 million in the 2008 period. The decrease in net income was driven by lower processing margins and increased depreciation expense. Following is a summary of Gas Management financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Processing	$30.3	$ 38.2	($7.9)	$70.7	$114.0	($43.3)
Gathering	30.3	32.5	(2.2)	93.2	89.3	3.9
Other gathering	11.1	9.2	1.9	22.2	23.2	(1.0)
Total Revenues	71.7	79.9	(8.2)	186.1	226.5	(40.4)
Operating expenses
Operating and maintenance	17.5	24.8	(7.3)	53.3	76.1	(22.8)
General and administrative	7.2	4.6	2.6	17.9	15.3	2.6

Questar Market Resources 2009 Form 10-Q

Production and other taxes	0.9	0.9		2.9	1.7	1.2
Depreciation, depletion and amortization	11.2	7.0	4.2	33.1	19.9	13.2
Total Operating Expenses	36.8	37.3	(0.5)	107.2	113.0	(5.8)
Net gain from asset sales	0.2		0.2
Operating Income	$35.1	$42.6	($7.5)	$78.9	$113.5	($34.6)
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	28.1	19.7	8.4	74.3	65.9	8.4
NGL sales price (per gal)	$0.77	$1.53	($0.76)	$0.63	$1.38	($0.75)
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	31.0	27.9	3.1	72.8	70.3	2.5
For affiliated customers	24.9	29.6	(4.7)	77.7	80.6	(2.9)
Total Fee-Based Processing Volumes	55.9	57.5	(1.6)	150.5	150.9	(0.4)
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.01	$0.16	$0.14	$0.02
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	60.0	57.6	2.4	187.7	163.6	24.1
For affiliated customers	35.6	46.4	(10.8)	122.0	121.7	0.3
Total Gas Gathering Volumes	95.6	104.0	(8.4)	309.7	285.3	24.4
Gas gathering revenue (per MMBtu)	$0.32	$0.31	$0.01	$0.30	$0.31	($0.01)

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the third quarter of 2009 decreased 7% to $22.1 million compared to $23.7 million in 2008 and declined 28% to $45.4 million in the first nine months of 2009 compared to $63.2 million in the 2008 period. The keep-whole processing margin (frac spread) decreased 12% or $2.2 million in the third quarter of 2009 compared to the 2008 quarter and 38% in the first nine months of 2009 compared to the first nine months of 2008. Fee-based gas-processing volumes decreased 3% in the third quarter of 2009 to 55.9 million MMBtu and were 150.5 million MMBtu in the first nine months of 2009 compared to 150.9 million MMBtu in the 2008 period. Fee-based gas-processing revenues increased $0.8 million or 10% compared to the year ago quarter and $2.4 million or 11% in the first nine months of 2009 compared to the first nine months of 2008.

Total gathering margins (revenues minus direct gathering expenses) increased 3% in the third quarter of 2009 to $32.2 million compared to $31.4 million in 2008. Total gathering margins in the first nine months of 2009 were $87.4 million compared to $87.2 million in 2008. Gathering volumes decreased 8.4 million MMBtu, or 8% to 95.6 million MMBtu in the third quarter of 2009 and increased 24.4 million MMBtu or 9% in the first nine months of 2009 compared with the 2008 periods. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 15% increase in third-party volumes in the first nine months of 2009 compared to the 2008 period.

Approximately 76% of Gas Management net operating revenue was derived from fee-based processing and gathering contracts compared to 74% in the 2008 quarter. Gas Management may use forward sales contracts to reduce processing-margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in first nine months of 2008.

Depreciation expense grew $4.2 million or 60% in the third quarter of 2009 and $13.2 million or 66% in the first nine months of 2009 compared with the 2008 periods as the result of investment additions in 2008.

ENERGY MARKETING – Energy Trading

Energy Trading and other net income was $0.3 million in the third quarter of 2009, a decrease of 95% compared to $5.9 million in the 2008 quarter and decreased $12.3 million in the first nine months of 2009 compared to 2008 as a result of lower marketing margins. First nine month revenues from unaffiliated customers were $301.4 million in 2009 compared to $521.6 million in 2008, a 42% decrease, primarily the result of lower natural gas prices. The weighted-average natural gas sales price decreased 58% in the first nine months of 2009 to $3.06 per MMBtu compared to $7.22 per MMBtu in the 2008 period.

Questar Market Resources 2009 Form 10-Q

Consolidated Results below Operating Income

Interest expense

Interest expense increased 1% in the first nine months of 2009 compared to a year ago due primarily to 2008 financing activities associated with the purchase of two natural gas development properties in northwest Louisiana. Interest expense decreased 4% in the third quarter of 2009 compared with the third quarter of 2008 due to lower interest rates.

Net mark-to-market gain (loss) on basis-only swaps

The Company’s basis-only swaps do not qualify for hedge accounting. The Company recognized a pre-tax net mark-to-market loss of $10.7 million on natural gas basis-only swaps in the third quarter of 2009 compared to a $22.5 million loss in the third quarter of 2008. The first nine months 2009 loss was $173.4 million compared to a gain of $7.5 million in the 2008 period.

Income taxes

The effective combined federal and state income tax rate was 36.4% in the first nine months of 2009 compared with 37.1% in the 2008 period.

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

As of September 30, 2009, Market Resources held commodity-price hedging contracts covering about 371.7 million MMBtu of natural gas and 2.7 million barrels of oil and basis-only swaps on an additional 43.6 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 281.2 million MMBtu of natural gas, 1.1 million barrels of oil and natural gas basis-only swaps on an additional 185.4 Bcf. Changes in the fair value of derivative contracts from December 31, 2008 to September 30, 2009 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2008	$543.6	($ 75.5)	$468.1
Contracts realized or otherwise settled	(340.4)	12.4	(328.0)
Change in gas and oil prices on futures markets	(241.2)	6.7	(234.5)
Contracts added	(3.6)		(3.6)
Contracts re-designated as fixed-price swaps	192.4	(192.4)
Net fair value of gas- and oil-derivative contracts outstanding at Sept. 30, 2009	$150.8	($248.8)	($ 98.0)

A table of the net fair value of gas- and oil-derivative contracts as of September 30, 2009, is shown below. Most of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by Sept. 30, 2010	$284.5	($208.9)	$75.6
Contracts maturing between Oct. 1, 2010 and Sept. 30, 2011	(98.6)	(29.9)	(128.5)
Contracts maturing between Oct. 1, 2011 and Sept. 30, 2012	(30.4)	(10.0)	(40.4)
Contracts maturing between Oct. 1, 2012 and Sept. 30, 2013	(4.7)		(4.7)
Net fair value of gas- and oil-derivative contracts outstanding at Sept. 30, 2009	$150.8	($248.8)	($98.0)

Questar Market Resources 2009 Form 10-Q

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	Sept. 30,
	2009	2008
	(in millions)
Net fair value – asset (liability)	($ 98.0)	$273.0
Fair value if market prices of gas and oil and basis differentials decline by 10%	160.3	443.9
Fair value if market prices of gas and oil and basis differentials increase by 10%	(356.2)	102.0

Interest-Rate Risk Management

As of September 30, 2009, Market Resources had $1,150.0 million of fixed-rate long-term debt and $125.0 million of variable-rate long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Questar Market Resources 2009 Form 10-Q

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar and other natural gas companies under the federal False Claims Act (Act) alleging industry-wide mismeasurement of natural gas quantities on which federal royalty payments are made. The trial court dismissed the case on jurisdictional grounds because Grynberg was not the “original source” of information for the alleged mismeasurement as required by the Act. The 10th Circuit Court of Appeals affirmed the dismissal in March 2009. On October 5, 2009, the U.S. Supreme Court denied Grynberg’s petition for certiorari. which concludes the matter.

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

QUESTAR MARKET RESOURCES, INC.

(Registrant)

November 5, 2009

/s/C. B. Stanley

C. B. Stanley

President and Chief Executive Officer

November 5, 2009

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