Form 10-Q
period 2010-03-31
QUESTAR MARKET RESOURCES INC
filed 2010-05-06
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Yes [  ] No [X]

At April 30, 2010, there were 4,309,427 shares of the registrant’s common stock, $1.00 par value, outstanding. All shares are owned by Questar Corporation.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format.

Questar Market Resources, Inc.

Form 10-Q for the Quarter Ended March 31, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2010 and 2009

3

Condensed Consolidated Balance Sheets as of March 31, 2010

   and December 31, 2009

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2010 and 2009

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

14

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

20

ITEM 4.

CONTROLS AND PROCEDURES

21

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

21

ITEM 6.

EXHIBITS

22

SIGNATURES

23

Questar Market Resources 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR MARKET RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$576.3	$476.1
From affiliated companies	66.5	65.7
Total Revenues	642.8	541.8

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	173.9	105.9
Operating and maintenance	56.7	61.2
General and administrative	30.1	23.3
Production and other taxes	30.7	22.7
Depreciation, depletion and amortization	163.3	139.7
Exploration	3.6	3.1
Abandonment and impairment	7.6	3.7
Wexpro Agreement-oil income sharing	0.3
Total Operating Expenses	466.2	359.6
Net gain (loss) from asset sales	(0.9)	1.8
OPERATING INCOME	175.7	184.0
Interest and other income	1.2	2.4
Income from unconsolidated affiliates	0.8	0.6
Unrealized and realized (loss) on basis-only swaps		(138.3)
Interest expense	(20.0)	(16.2)
INCOME BEFORE INCOME TAXES	157.7	32.5
Income taxes	(57.8)	(11.3)
NET INCOME	99.9	21.2
Net income attributable to noncontrolling interest	(0.6)	(0.5)
NET INCOME ATTRIBUTABLE TO MARKET RESOURCES	$99.3	$ 20.7

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2010 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010 (Unaudited)	2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 17.5
Accounts receivable, net	$ 236.7	220.0
Accounts receivable from affiliates	31.6	28.0
Fair value of derivative contracts	313.3	128.2
Gas and oil storage	8.9	17.5
Materials and supplies	70.0	76.5
Prepaid expenses and other	32.5	29.9
Deferred income taxes - current		25.6
Total Current Assets	693.0	543.2
Property, Plant and Equipment (successful efforts method for gas and oil properties)	8,500.1	8,213.5
Accumulated depreciation, depletion and amortization	(2,688.7)	(2,528.3)
Net Property, Plant and Equipment	5,811.4	5,685.2
Investment in unconsolidated affiliates	44.1	43.9
Goodwill	60.1	60.1
Fair value of derivative contracts	170.4	61.2
Other noncurrent assets	24.7	25.8
TOTAL ASSETS	$6,803.7	$6,419.4

LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 11.5
Notes payable to Questar	53.0	$ 39.3
Accounts payable and accrued expenses	374.1	408.4
Accounts payable to affiliates	17.6	16.2
Fair value of derivative contracts	139.5	149.7
Deferred income taxes - current	45.7
Current portion of long-term debt	150.0
Total Current Liabilities	791.4	613.6
Long-term debt, less current portion	1,198.7	1,348.7
Deferred income taxes	1,364.2	1,279.4
Asset retirement obligations	191.3	185.0
Fair value of derivative contracts	111.7	140.6
Other long-term liabilities	51.6	43.4
EQUITY
Common stock	4.3	4.3
Additional paid-in capital	128.0	124.2
Retained earnings	2,633.1	2,538.2
Accumulated other comprehensive income	275.1	87.1
Total Common Shareholder’s Equity	3,040.5	2,753.8
Noncontrolling interest	54.3	54.9
Total Equity	3,094.8	2,808.7
TOTAL LIABILITIES AND EQUITY	$6,803.7	$6,419.4

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2010 Form 10-Q

QUESTAR MARKET RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$ 99.9	$ 21.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	163.7	140.0
Deferred income taxes	44.9	(2.5)
Abandonment and impairment	7.6	3.7
Share-based compensation	3.8	3.7
Net (gain) loss from asset sales	0.9	(1.8)
(Income) from unconsolidated affiliates	(0.8)	(0.6)
Distributions from unconsolidated affiliates and other	1.0
Unrealized (gain) loss on basis-only swaps	(34.7)	134.9
Changes in operating assets and liabilities	(17.5)	25.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	268.8	324.5

INVESTING ACTIVITIES
Property, plant and equipment, including dry exploratory well expense	(306.0)	(350.0)
Proceeds from disposition of assets	0.1	5.9
NET CASH USED IN INVESTING ACTIVITIES	(305.9)	(344.1)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	11.5	14.1
Change in notes payable to Questar	13.7	(60.5)
Long-term debt issued		50.0
Distribution to noncontrolling interest	(1.2)
Dividends paid	(4.4)	(4.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19.6	(0.7)
Change in cash and cash equivalents	(17.5)	(20.3)
Beginning cash and cash equivalents	17.5	20.3
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar Market Resources 2010 Form 10-Q

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

All dollar and share amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

Note 3 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Market Resources as reported in the Consolidated Statements of Income and other comprehensive income. Other comprehensive income includes changes in the market value of commodity-based derivative instruments. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is realized when the gas, oil or NGL underlying the derivative instrument is sold. Comprehensive income attributable to Market Resources is shown below:

Questar Market Resources 2010 Form 10-Q

	3 Months Ended March 31,
	2010	2009
	(in millions)
Net income	$ 99.9	$21.2
Other comprehensive income
Net unrealized gain on derivatives	299.2	89.6
Other	0.1
Income taxes	(111.3)	(33.4)
Net other comprehensive income	188.0	56.2
Comprehensive income	287.9	77.4
Net income attributable to noncontrolling interest	(0.6)	(0.5)
Comprehensive income attributable to Market Resources	$287.3	$76.9

The components of Accumulated Other Comprehensive Income (AOCI), net of income taxes, shown on the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2010	2009	Change
	(in millions)
Net unrealized gain on derivatives	$ 275.0	$ 87.1	$ 187.9
Other	0.1		0.1
Accumulated other comprehensive income	$ 275.1	$ 87.1	$ 188.0

Note 4 – Asset Retirement Obligations (ARO)

Market Resources records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Market Resources, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair values of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated Statements of Income. Changes in ARO were as follows:

	2010	2009
	(in millions)
ARO liability at January 1,	$185.0	$171.2
Accretion	2.7	2.6
Liabilities incurred	11.6	0.8
Revisions	(7.8)	2.4
Liabilities settled	(0.2)	(0.7)
ARO liability at March 31,	$191.3	$176.3

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming.

Questar Market Resources 2010 Form 10-Q

Note 5 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the period. All of these costs have been capitalized for less than one year.

	2010	2009
	(in millions)
Balance at January 1,	$ 51.7	$ 17.0
Additions to capitalized exploratory well costs pending the determination of proved reserves	12.4	8.3
Reclassifications to property, plant and equipment after the determination of proved reserves	(33.0)	(14.3)
Balance at March 31,	$ 31.1	$ 11.0

Note 6 – Fair Value Measurements

Market Resources measures and discloses fair values in accordance with the provisions of ASC 820 "Fair-Value Measurements and Disclosures," formerly SFAS 157. ASC 820 establishes a fair-value hierarchy of Levels 1, 2 and 3 based on inputs with Level 1 measures calculated from the most visible inputs. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Level 2 fair value of derivative contracts (see Note 7) is based on market prices posted on the NYMEX on the last trading day of the reporting period and industry-standard discounted cash flow models. The Level 3 fair value of derivative contracts is based on NYMEX market prices in combination with unobservable volatility inputs and industry-standard option pricing models. Long-term investments consist of money market and short-term bond index mutual funds, and represent funds held in Wexpro's trust (see Note 4). The fair value of long-term investments is based on quoted prices for the underlying mutual funds, and is considered a Level 1 fair value.

Market Resources primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs. Market Resources considers bid and ask prices for valuing the majority of its assets and liabilities, measured and reported at fair value. In addition to using market data, Market Resources makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

Certain of Market Resources’ derivative instruments, however, are valued using industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace. The determination of fair value for derivative assets and liabilities also incorporates nonperformance risk for counterparties and for Market Resources. Derivative contract fair values are reported on a net basis to the extent a legal right of offset with a counterparty exists.

Market Resources did not have any assets or liabilities measured at fair value on a non-recurring basis at March 31, 2010, or at December 31, 2009. The fair value of assets and liabilities at March 31, 2010, is shown in the table below:

	Fair Value Measurements March 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Assets
Long-term investments	$12.2				$12.2
Derivative contracts - short term		$483.2	$14.6	($184.5)	313.3
Derivative contracts - long term		264.3	16.8	(110.7)	170.4
Total assets	$12.2	$747.5	$31.4	($295.2)	$495.9

Questar Market Resources 2010 Form 10-Q

Liabilities
Derivative contracts - short term	$323.2	$ 0.8	($184.5)	$139.5
Derivative contracts - long term	221.0	1.4	(110.7)	111.7
Total liabilities	$544.2	$ 2.2	($295.2)	$251.2

The change in the fair value of Level 3 assets and liabilities for the first quarter of 2010 is shown below:

Derivative Contracts
2010
(in millions)
Balance at January 1,	$5.5
Realized gains and losses included in revenues	0.6
Unrealized gains and losses included in other comprehensive income	23.7
Settlements	(0.6)
Balance at March 31,	$29.2

The fair value of assets and liabilities at December 31, 2009, is shown in the table below:

	Fair Value Measurements December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Assets
Long-term investments	$11.7				$11.7
Derivative contracts - short term		$312.6	$ 2.4	($186.8)	128.2
Derivative contracts - long term		194.3	16.1	(149.2)	61.2
Total assets	$11.7	$506.9	$18.5	($336.0)	$201.1

Liabilities
Derivative contracts - short term		$334.4	$ 2.1	($186.8)	$149.7
Derivative contracts - long term		278.9	10.9	(149.2)	140.6
Total liabilities		$613.3	$13.0	($336.0)	$290.3

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	March 31, 2010		December 31, 2009
(in millions)
Financial assets
Cash and cash equivalents			$ 17.5	$ 17.5
Financial liabilities
Checks outstanding in excess of cash balances	$ 11.5	$ 11.5
Notes payable to Questar	53.0	53.0	39.3	39.3
Long-term debt	1,348.7	1,476.5	1,348.7	1,394.1

Questar Market Resources 2010 Form 10-Q

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates. The carrying amount of variable-rate long-term debt approximates fair value.

Note 7 – Derivative Contracts

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

Market Resources uses derivative instruments known as fixed-price swaps and costless collars to realize a known price or range of prices for a specific volume of production delivered into a regional sales point. Swap agreements do not require the physical transfer of natural gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. Collars are combinations of put and call options that have a floor price and a ceiling price and are only triggered if the settlement price is outside the range of the floor and ceiling prices. In the past, Questar E&P has also used natural gas basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials. However, natural gas basis-only swaps exposed the Company to losses from narrowing natural gas price-basis differentials. As of December 31, 2009, all of the Company's basis-only swaps were paired with fixed-price swaps and re-designated as cash flow hedges. Changes in the fair value of the derivative instruments subsequent to the re-designation were recorded in AOCI. Fair value changes occurring prior to re-designation were recorded in income.

Market Resources enters into derivative instruments that do not have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement dates. Derivative-arrangement counterparties are normally financial institutions and energy-trading firms with investment-grade credit ratings. Market Resources routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties and transacting with multiple counterparties.

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at their fair values. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, Market Resources' derivative instruments are matched to equity gas and oil production and are highly effective, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of AOCI on the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Costless collars qualify for cash flow hedge accounting. A basis-only swap does not qualify for hedge accounting treatment. Market Resources regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are recognized in the determination of net income.

	3 Months Ended March 31,
	2010	2009
	(in millions)
Effect of derivative instruments designated as cash flow hedges
Gains recognized in AOCI for the effective portion of hedges	$344.6	$247.5
Gains (losses) reclassified from AOCI into income for the effective portion of hedges
Revenues	$43.6	$158.5
Cost of natural gas and other products sold	1.8	(0.6)
(Losses) recognized in income for the ineffective portion of hedges

Questar Market Resources 2010 Form 10-Q

Interest and other income	(0.5)
Effect of derivative instruments not designated as hedges
Unrealized gain (loss) on basis-only swaps	34.7	(134.9)
Realized (loss) on basis-only swaps	(34.7)	(3.4)

Based on March 31, 2010 prices, $182.3 million will be settled and reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation in the Condensed Consolidated Balance Sheets.

	March 31,	December 31,
	2010	2009
	(in millions)
Assets
Fixed-price swaps	$483.2	$312.6
Option contracts	14.6	2.4
Fair value of derivative instruments - short term	$497.8	$315.0
Fixed-price swaps	$264.3	$194.3
Option contracts	16.8	16.1
Fair value of derivative instruments - long term	$281.1	$210.4
Liabilities
Fixed-price swaps	$205.0	$212.7
Option contracts	0.8	2.1
Basis-only swaps	118.2	121.7
Fair value of derivative instruments - short term	$324.0	$336.5
Fixed-price swaps	$134.5	$161.2
Option contracts	1.4	10.9
Basis-only swaps	86.5	117.7
Fair value of derivative instruments - long term	$222.4	$289.8

Previously reported basis-only swaps have been combined with fixed-price NYMEX natural gas swaps for 2010 and 2011 and now qualify as cash flow hedges. The following table sets forth Market Resources' volumes and average net-to-the-well prices for transactions with associated risk management derivative contracts as of March 31, 2010:

Questar E&P Production

Year	Time Periods	Quantity	Average hedge price per Mcf or Bbl, net to the well(a)
			(estimated)
Gas (Bcf) Fixed-price Swaps
2010	9 months	113.7	$5.26
2011	12 months	102.1	4.91
2012	12 months	40.6	5.91
2013	12 months	47.2	5.98

Gas (Bcf) Collars
			Floor- Ceiling
2010	9 months	5.0	$4.65 - $6.51
2011	12 months	27.7	4.63 - 6.66

Questar Market Resources 2010 Form 10-Q

Oil (Mbbl) Fixed-price Swaps
2010	9 months	688	$60.66

Oil (Mbbl) Collars
			Floor- Ceiling
2010	9 months	550	$47.60 - $96.10
2011	12 months	1,095	51.73 - 102.10

Energy Trading Marketing Transactions

Year	Time Periods	Quantity	Average hedged price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2010	9 months	4.9	$5.10
2011	12 months	0.8	6.15

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2010	9 months	2.4	$4.56
2011	12 months	0.3	6.20

(a)

The fixed-price swap and collar prices are reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

Note 8 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and recognizes expense over time as the stock options or restricted shares vest. Questar has granted and continues to grant share-based compensation to certain Market Resources' employees. First-quarter share-based compensation expense amounted to $3.8 million in 2010 compared with $3.7 million in 2009.

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

Stock Option Variables 3 Months Ended March 31, 2010
Fair value of options at grant date	$40.65
Risk-free interest rate	2.30%
Expected price volatility	30.3%
Expected dividend yield	1.18%
Expected life in years	5.2

Unvested stock options decreased by 194,345 to 723,650 shares in the first quarter of 2010. Stock-option transactions under the terms of the LTSIP are summarized below:

Questar Market Resources 2010 Form 10-Q

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2010	1,774,494	$7.50 - $41.08	$25.29
Granted	200,000	40.65	40.65
Exercised	(23,000)	7.50	7.50
Balance at March 31, 2010	1,951,494	$11.48 - $41.08	$27.08

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2010	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2010	Weighted-average exercise price	Number unvested at March 31, 2010	Weighted- average exercise price
$11.48 – 11.98	367,842	1.8	$11.71	367,842	$11.71
13.56 - 14.01	353,878	2.5	13.64	353,878	13.64
17.55 - 28.58	246,774	5.5	27.94	91,779	26.86	154,995	$28.58
$35.38 - $41.08	983,000	5.4	37.45	414,345	37.47	568,655	37.43
	1,951,494	4.2	$27.08	1,227,844	$22.09	723,650	$35.54

Restricted-share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2010, was 20 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Unvested Restricted Shares	Price Range	Weighted-average Price
Balance at January 1, 2010	573,185	$25.12 - $70.13	$44.53
Granted	268,650	40.65 – 42.58	40.72
Distributed	(188,705)	29.30 – 57.47	42.92
Forfeited	(6,564)	35.23 – 64.22	42.31
Balance at March 31, 2010	646,566	$25.12 – $70.13	$43.43

Note 9 – Operations by Line of Business

Market Resources’ major lines of business include gas and oil exploration and production (Questar E&P and Wexpro), midstream field services (Gas Management) and energy marketing (Energy Trading). Line-of-business information is presented according to senior management’s basis for evaluating performance considering differences in the nature of products, services and regulation among other factors. Following is a summary of operations by line of business:

	3 Months Ended March 31,
	2010	2009
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$319.7	$310.8
Wexpro	6.2	2.4
Gas Management	74.2	48.3
Energy Trading and other	176.2	114.6
Total	$576.3	$476.1

Revenues from Affiliated Companies

Questar Market Resources 2010 Form 10-Q

Wexpro	$ 60.5	$ 59.5
Gas Management	6.7	6.7
Energy Trading and other	147.4	93.2
Subtotal	214.6	159.4
Intercompany eliminations	(148.1)	(93.7)
Total	$ 66.5	$ 65.7

Operating Income
Questar E&P	$103.8	$127.2
Wexpro	32.8	28.9
Gas Management	37.1	19.6
Energy Trading and other	2.0	8.3
Total	$175.7	$184.0

Net Income (Loss) Attributable to Market Resources
Questar E&P	$ 53.8	($14.9)
Wexpro	21.2	18.8
Gas Management	23.2	11.4
Energy Trading and other	1.1	5.4
Total	$ 99.3	$20.7

Note 10 – Questar Considering Spinoff of Market Resources Excluding Wexpro

On April 21, 2010, Questar Corporation announced it is considering a possible tax-free spinoff of Market Resources and its subsidiaries excluding Wexpro. Wexpro would become a direct subsidiary of Questar. On April 28, 2010, the Internal Revenue Service, in a private letter ruling, confirmed that the proposed spinoff would be a tax-free transaction. Receipt of the referenced private letter ruling is among several precedent conditions to consummation of the proposed spin transaction, including board approval. Subject to those precedent conditions, the spinoff transaction may occur in the second half of 2010.

On April 22, 2010, Moody's Investors Service placed its Baa3 rating of Market Resources' long-term debt under review for possible downgrade and Standard & Poor's placed its BBB+ rating of Market Resources’ long-term debt on CreditWatch with negative implications.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Market Resources’ financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the quarters ended March 31, 2010 and 2009. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Market Resources’ 2009 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income attributable to Market Resources by line of business:

	3 Months Ended March 31,
	2010	2009	Change
	(in millions)
Exploration and Production
Questar E&P	$ 53.8	($14.9)	$68.7
Wexpro	21.2	18.8	2.4
Midstream Field Services – Gas Management	23.2	11.4	11.8

Questar Market Resources 2010 Form 10-Q

Energy Marketing – Energy Trading and other	1.1	5.4	(4.3)
Net income attributable to Market Resources	$ 99.3	$20.7	$78.6

EXPLORATION AND PRODUCTION

Questar E&P

Questar E&P reported net income of $53.8 million in the first quarter of 2010 compared with a loss of $14.9 million in the 2009 quarter. Higher realized crude oil and NGL prices and a 10% increase in 2010 production largely offset lower realized natural gas prices. Changes in unrealized basis-only swaps increased net income $21.8 million in the 2010 quarter compared to a loss of $84.7 million in the year-earlier period. Following is a summary of Questar E&P financial and operating results:

	3 Months Ended March 31,
	2010	2009	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$264.6	$278.4	($ 13.8)
Oil and NGL sales	54.0	31.1	22.9
Other	1.1	1.3	(0.2)
Total Revenues	319.7	310.8	8.9
Operating expenses
Operating and maintenance	28.8	34.4	(5.6)
General and administrative	19.1	15.6	3.5
Production and other taxes	21.7	15.4	6.3
Depreciation, depletion and amortization	135.1	113.3	21.8
Exploration	3.6	3.1	0.5
Abandonment and impairment	7.6	3.7	3.9
Total Operating Expenses	215.9	185.5	30.4
Net gain from asset sales		1.9	(1.9)
Operating Income	$103.8	$127.2	($ 23.4)
Unrealized gain (loss) on basis-only swaps	$ 34.7	($134.9)	$169.6
Realized (loss) on basis-only swaps	($ 34.7)	($ 3.4)	($ 31.3)
Operating Statistics
Production volumes
Natural gas (Bcf)	46.3	41.4	4.9
Oil and NGL (MMbbl)	0.9	0.9
Total production (Bcfe)	51.5	46.9	4.6
Average daily production (MMcfe)	572.3	521.3	51.0
Average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$5.72	$ 6.72	($1.00)
Oil and NGL (per bbl)	61.80	34.09	27.71

Questar E&P reported production of 51.5 Bcfe in the first quarter of 2010 compared to 46.9 Bcfe in the 2009 quarter, a 10% increase. Natural gas is Questar E&P's primary focus. On an energy-equivalent basis, natural gas comprised approximately 90% of Questar E&P 2010 production. A summary of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended March 31,
	2010	2009	Change
	(in Bcfe)
Midcontinent	26.2	21.0	5.2
Pinedale Anticline	15.5	14.6	0.9

Questar Market Resources 2010 Form 10-Q

Uinta Basin	5.2	6.3	(1.1)
Rockies Legacy	4.6	5.0	(0.4)
Total Questar E&P	51.5	46.9	4.6

Questar E&P production increased 10% in the first quarter of 2010 compared to a year earlier. In the Midcontinent, production grew 25% to 26.2 Bcfe in the first quarter of 2010. Ongoing development drilling in the Haynesville Shale play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase. Questar E&P production from the Pinedale Anticline in western Wyoming grew 6% to 15.5 Bcfe in the first quarter of 2010 as a result of ongoing development drilling. In the Uinta Basin, production decreased 17% to 5.2 Bcfe in the first quarter of 2010 due to decreased drilling activity. Questar E&P Rockies Legacy production decreased 8% to 4.6 Bcfe in the first quarter of 2010. Rockies Legacy properties include all of Questar E&P 's Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

Realized prices for natural gas were lower when compared to the prior year, while realized oil and NGL prices at Questar E&P were higher when compared to the prior-year period. In the first quarter 2010, the weighted-average realized natural gas price for Questar E&P, including the impact of hedging, was $5.72 per Mcf compared to $6.72 per Mcf for the same period in 2009, a 15% decrease. Realized oil and NGL prices in the first quarter of 2010 averaged $61.80 per bbl, compared with $34.09 per bbl during the prior year period, an 81% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended March 31,
	2010	2009	Change
Natural gas (per Mcf)
Midcontinent	$6.45	$7.53	($1.08)
Rocky Mountains	4.91	6.05	(1.14)
Volume-weighted average	5.72	6.72	(1.00)
Oil and NGL (per bbl)
Midcontinent	$62.21	$36.90	$25.31
Rocky Mountains	61.55	32.01	29.54
Volume-weighted average	61.80	34.09	27.71

Questar E&P net realized natural gas prices, including realized losses on basis-only swaps, at Questar E&P averaged $4.97 per Mcf, down 25% compared to the first quarter of 2009. A comparison of net realized average natural gas prices is shown in the following table:

	3 Months Ended March 31,
	2010	2009	Change
Natural gas (per Mcf)
Volume-weighted average (a)	$5.72	$6.72	($1.00)
Realized losses on basis-only swaps (b)	(0.75)	(0.08)	(0.67)
Net realized natural gas price ($ per Mcf)	$4.97	$6.64	($1.67)

(a)

Reported in revenues in the Consolidated Statements of Income.

(b)

Reported after operating income in the Consolidated Statements of Income.

Questar E&P hedged approximately 80% of first quarter 2010 gas production with fixed price swaps, and 4% with collars. In first quarter 2009, approximately 77% of gas production was hedged with fixed price swaps. An additional 15% of gas production was subject to basis-only swaps in the 2009 quarter. Gas hedging increased Questar E&P first quarter 2010 gas revenues by $45.6 million and first quarter 2009 gas revenues by $139.8 million. Approximately 33% of first quarter 2010 oil production was hedged with fixed price swaps, and 27% with collars. In first quarter 2009, approximately 25% of oil production was hedged with fixed price swaps. Oil hedges decreased revenues $2.0 million in 2010 and increased revenues $4.6 million in 2009. The net effect of natural gas-basis-only swaps is reported in the Consolidated Statements of Income below operating income. Derivative positions as of March 31, 2010, are summarized in Note 7 to the consolidated financial statements in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Questar Market Resources 2010 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 5% to $4.34 per Mcfe in 2010 versus $4.12 per Mcfe in 2009. Questar E&P production costs are summarized in the following table:

	3 Months Ended March 31,
	2010	2009	Change
	(per Mcfe)
Depreciation, depletion and amortization	$2.62	$2.42	$0.20
Lease operating expense	0.56	0.73	(0.17)
General and administrative expense	0.37	0.33	0.04
Allocated interest expense	0.37	0.31	0.06
Production taxes	0.42	0.33	0.09
Total Production Costs	$4.34	$4.12	$0.22

Production volume-weighted average depreciation, depletion and amortization (DD&A) expense per Mcfe increased in 2010 due to the ongoing depletion of older, lower-cost reserves and the increasing share of Questar E&P production derived from properties with higher DD&A rates. Lease operating expense per Mcfe decreased as the result of increased production combined with lower operating expense. Growing production from new high-rate, low operating cost wells in northwest Louisiana and declining production from higher-cost areas is lowering average lease operating expense. General and administrative expense per Mcfe increased due primarily to increased labor and legal expense. Allocated interest expense per unit of production increased in the 2010 period primarily due to higher debt balances. Production taxes per Mcfe increased in the first quarter of 2010 as a result of higher natural gas and oil field-level sales prices.

Questar E&P exploration expense increased $0.5 million or 16% in the first quarter of 2010 compared to 2009. Abandonment and impairment expense increased $3.9 million, or 105% in 2010 compared to 2009.

The Company has used basis-only swaps to manage the risk of widening basis differentials. Basis-only swaps do not qualify for hedge accounting. The change in unrealized gains and losses on natural gas basis-only swaps increased first quarter 2010 net income $21.8 million compared to a loss of $84.7 million in the year-earlier period. As of December 31, 2009, all of the Company's basis-only swaps were paired with fixed-price swaps and re-designated as cash flow hedges. Changes in the fair value of the derivative instruments subsequent to the re-designation were recorded in AOCI. Fair value changes occurring prior to re-designation were recorded in income.

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

Questar E&P has approximately 48,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P's leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Hosston and Cotton Valley formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2010. As of March 31, 2010, Questar E&P had six operated rigs drilling in the project area and operated or had working interests in 628 producing wells in northwest Louisiana compared to 554 at March 31, 2009.

Pinedale Anticline

As of March 31, 2010, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 437 producing wells on the Pinedale Anticline compared to 337 at the end of the first quarter of 2009. Of the 437 producing wells, Questar E&P has working interests in 415 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 126 of the 437 producing wells.

Questar Market Resources 2010 Form 10-Q

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

Uinta Basin

As of March 31, 2010, Questar E&P had an operating interest in 2,327 producing wells in the Uinta Basin of eastern Utah, compared to 888 at March 31, 2009. The significant increase in well count was due to the inclusion of Questar E&P acreage within the outside-operated Greater Monument Butte enhanced recovery unit in 2009; resulting in Questar E&P having a very small interest in 1,313 wells. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 420,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. Planned exploration and development activity for 2010 includes wells in the Green River Basin and the Williston Basin in North Dakota.

Wexpro

Wexpro reported net income of $21.2 million in the first quarter of 2010 compared to $18.8 million in 2009, a 13% increase. Wexpro 2010 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro’s investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro’s investment base totaled $427.8 million at March 31, 2010, an increase of $27.7 million or 7% since March 31, 2009. Wexpro produced 13.0 Bcf of cost-of-service gas in the 2010 quarter.

MIDSTREAM FIELD SERVICES - Gas Management

Gas Management, which provides gas-gathering and processing-services, reported net income of $23.2 million in the first quarter of 2010 compared to $11.4 million in the same period of 2009. The increase in net income was driven by higher gas-gathering and processing margins. Following is a summary of Gas Management financial and operating results:

	3 Months Ended March 31,
	2010	2009	Change
	(in millions)
Operating Income
Revenues
Gathering	$36.0	$32.0	$4.0
Processing	34.2	18.4	15.8
Other gathering	10.7	4.6	6.1
Total Revenues	80.9	55.0	25.9
Operating expenses
Operating and maintenance	23.3	19.6	3.7
General and administrative	6.8	3.8	3.0
Production and other taxes	1.1	0.9	0.2
Depreciation, depletion and amortization	11.8	10.9	0.9
Total Operating Expenses	43.0	35.2	7.8
Net (loss) from asset sales	(0.8)	(0.2)	(0.6)
Operating Income	$37.1	$19.6	$17.5
Operating Statistics
Natural gas processing volumes

Questar Market Resources 2010 Form 10-Q

NGL sales (MMgal)	24.8	21.4	3.4
NGL sales price (per gal)	$1.04	$0.47	$0.57
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	26.2	24.8	1.4
For affiliated customers	27.5	27.7	(0.2)
Total Fee-Based Processing Volumes	53.7	52.5	1.2
Fee-based processing (per MMBtu)	$0.15	$0.16	($0.01)
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	58.8	65.1	(6.3)
For affiliated customers	54.9	44.9	10.0
Total Gas Gathering Volumes	113.7	110.0	3.7
Gas gathering revenue (per MMBtu)	$0.32	$0.29	$0.03

Gathering margin (gathering revenue minus gathering operating and maintenance expense) increased 41% to $36.8 million in 2010 compared to $26.1 million in 2009. Gathering volumes increased 3.7 million MMBtu, or 3% to 113.7 million MMBtu in 2010.

Processing margin (processing revenue minus plant operating and maintenance expense, which includes processing plant-shrink) increased 124% to $20.8 million in 2010 compared to $9.3 million in 2009. Fee-based gas processing volumes were 53.7 million MMBtu in 2010, a 2% increase compared to 2009. In 2010, fee-based gas processing revenues increased 1% or $0.1 million, while the frac spread from keep-whole processing increased 343% or $12.0 million.

Approximately 78% of Gas Management's net operating revenue from processing and gathering contracts (revenue minus processing plant-shrink) in 2010 was derived from fee-based contracts, down from 93% in 2009.

Depreciation expense grew $0.9 million or 8% in the first quarter of 2010 compared with the 2009 quarter as the result of plant additions.

ENERGY MARKETING - Energy Trading

Energy Trading net income was $1.1 million in 2010, a decrease of 80% compared to $5.4 million in 2009 as a result of lower marketing margin. Revenues from unaffiliated customers were $176.2 million in 2010 compared to $114.6 million in 2009, a 54% increase. The weighted-average natural gas sales price increased 34% in 2010 to $5.05 per MMBtu, compared to $3.78 per MMBtu in 2009.

Consolidated Results below Operating Income

Interest expense

Interest expense rose 23% in the first quarter of 2010 compared to a year ago due primarily to the Company borrowing $300.0 million at a 6.8% interest rate in August 2009 and using the proceeds to repay lower cost variable rate bank debt.

Realized and unrealized gain (loss) on basis-only swaps

The Company has used basis-only swaps to manage the risk of widening basis differentials. Basis-only swaps do not qualify for hedge accounting. As of December 31, 2009, all of the Company's basis-only swaps were paired with fixed-price swaps and re-designated as cash flow hedges. Changes in the fair value of the derivative instruments subsequent to the re-designation were recorded in AOCI. Fair value changes occurring prior to re-designation were recorded in income. Unrealized gains on basis-only swaps amounted to $34.7 million in the first quarter of 2010 compared to losses of $134.9 million in 2009. Realized losses on settlements of basis-only swaps amounted to $34.7 million in the first quarter of 2010 and $3.4 million in the first quarter of 2009.

Income taxes

The effective combined federal and state income tax rate was 36.7% in the first quarter of 2010 compared with 34.8% in the 2009 period.

Questar Market Resources 2010 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of March 31, 2010, Market Resources held commodity-price hedging contracts covering about 367.4 million MMBtu of natural gas and 2.3 million barrels of oil. A year earlier, the Market Resources hedging contracts covered 252.4 million MMBtu of natural gas, 0.6 million barrels of oil and natural gas basis-only swaps on an additional 184.9 Bcf. Changes in the fair value of derivative contracts from December 31, 2009 to March 31, 2010 are presented below:

	Cash flow	Basis-only
	Hedges	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2009	$138.5	($239.4)	($100.9)
Contracts settled	(45.4)	34.7	(10.7)
Change in gas and oil prices on futures markets	344.9		344.9
Contracts added	(0.8)		(0.8)
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2010	$437.2	($204.7)	$232.5

A table of the net fair value of gas- and oil-derivative contracts as of March 31, 2010, is shown below. Most of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

	Cash flow	Basis-only
	Hedges	Swaps	Total
	(in millions)
Contracts maturing by March 31, 2011	$292.0	($118.2)	$173.8
Contracts maturing between April 1, 2011 and March 31, 2012	96.4	(86.5)	9.9
Contracts maturing between April 1, 2012 and March 31, 2013	25.8		25.8
Contracts maturing between April 1, 2013 and March 31, 2014	23.0		23.0
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2010	$437.2	($204.7)	$232.5

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	March 31, December 31,
	2010	2009
	(in millions)
Net fair value - asset (liability)	$232.5	($100.9)
Fair value if market prices of gas and oil and basis differentials decline by 10%	427.6	174.2
Fair value if market prices of gas and oil and basis differentials increase by 10%	37.4	(375.8)

Questar Market Resources 2010 Form 10-Q

Interest-Rate Risk Management

As of March 31, 2010, Market Resources had $1,148.7 million principal amount of fixed-rate long-term debt and $200.0 million of variable-rate long-term debt.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009;

-

general economic conditions, including the performance of financial markets and interest rates;

-

changes in industry trends;

-

changes in laws or regulations; and

-

other factors, most of which are beyond the Company's control.

Market Resources undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Questar Market Resources 2010 Form 10-Q

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

The Ute Indian Tribe has intervened as a party to the above EPA CAA enforcement action, but has been constrained by the court’s intervention order to claims based on the same questions of law and fact common to the government’s CAA claims. The Tribe alleges claims against Gas Management based on tort and public nuisance and seeks injunctive relief and monetary damages. Gas Management has filed a motion to dismiss the Tribe’s complaint in intervention for lacking commonality with the government’s claims. As a result, the Tribe seeks to cancel its comprehensive January 2005, Surface Use and Access Concession Agreement (SUA) with Questar and its affiliates and threatens to deny future access to Questar affiliates in carrying out development and operations. The parties have tendered cross-claims of breach under the SUA and have triggered an informal resolution process likely leading to arbitration separate from the pending CAA litigation. Questar will vigorously defend its rights under the SUA.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.

Ratio of Earnings to Fixed Charges

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Market Resources, Inc.’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and Richard J. Doleshek, Questar Market Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2010 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR MARKET RESOURCES, INC.

(Registrant)

May 5, 2010

/s/C. B. Stanley

C. B. Stanley,

President and Chief Executive Officer

May 5, 2010

/s/Richard J. Doleshek

Richard J. Doleshek,

Executive Vice President

and Chief Financial Officer

Exhibit No.

Exhibits

12.

Ratio of Earnings to Fixed Charges

31.1.

Certification signed by C. B. Stanley, Questar Market Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Richard J. Doleshek, Questar Market Resources, Inc.’s Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by C. B. Stanley and Richard J. Doleshek, Questar Market Resources, Inc.’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Market Resources 2010 Form 10-Q