Form 10-Q
period 2010-09-30
QEP RESOURCES, INC.
filed 2010-11-02
CIK 1108827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Registrant’s telephone number, including area code (303) 672-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 26, 2010, there were 175,620,872 shares of the registrant’s common stock, $0.01 par value, outstanding.

QEP Resources, Inc.

Form 10-Q for the Quarter Ended September 30, 2010

QEP Resources 2010 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

QEP RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009 (recast)	2010	2009 (recast)
	(in millions, except per share amounts)
REVENUES
Natural gas sales	$283.2	$260.0	$808.4	$802.9
Oil and NGL sales	59.2	40.6	166.9	109.0
Gathering, processing and other	76.4	72.5	238.7	189.0
Marketing sales	145.8	114.9	460.4	311.9

Total Revenues	564.6	488.0	1,674.4	1,412.8

OPERATING EXPENSES
Marketing purchases	143.6	113.9	455.4	301.2
Lease operating expense	32.8	29.0	89.7	94.7
Gathering, processing and other	19.5	17.9	62.6	54.3
General and administrative	24.7	24.4	75.6	67.5
Separation costs	0.2	—	14.2	—
Production and property taxes	19.7	11.3	61.6	42.5
Depreciation, depletion and amortization	170.5	132.4	469.5	401.7
Exploration	2.9	6.3	9.2	18.3
Abandonment and impairment	12.2	5.1	29.1	12.6

Total Operating Expenses	426.1	340.3	1,266.9	992.8
Net gain (loss) from asset sales	10.8	(0.4)	12.3	1.0

OPERATING INCOME	149.3	147.3	419.8	421.0
Interest and other income	1.6	0.8	4.4	3.9
Income from unconsolidated affiliates	1.1	0.9	2.5	2.0
Unrealized and realized (loss) on basis-only swaps	—	(17.8)	—	(188.5)
Loss from early extinguishment of debt	(13.3)	—	(13.3)	—
Interest expense	(22.6)	(17.2)	(62.8)	(49.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	116.1	114.0	350.6	189.2
Income taxes	(44.2)	(42.0)	(130.5)	(69.3)

INCOME FROM CONTINUING OPERATIONS	71.9	72.0	220.1	119.9
Discontinued operations, net of income tax	—	20.6	43.2	59.2

NET INCOME	71.9	92.6	263.3	179.1
Net income attributable to noncontrolling interest	(0.8)	(0.6)	(2.1)	(1.7)

NET INCOME ATTRIBUTABLE TO QEP	$71.1	$92.0	$261.2	$177.4

Earnings Per Common Share Attributable To QEP
Basic from continuing operations	$0.40	$0.41	$1.24	$0.68
Basic from discontinued operations	—	0.12	0.25	0.34

Basic total	$0.40	$0.53	$1.49	$1.02

Diluted from continuing operations	$0.40	$0.40	$1.23	$0.67
Diluted from discontinued operations	—	0.12	0.24	0.34

Diluted total	$0.40	$0.52	$1.47	$1.01

Weighted-average common shares outstanding
Used in basic calculation	175.4	174.3	175.2	174.0
Used in diluted calculation	177.9	176.3	177.6	176.1
Dividends per common share	$0.02	$—	$0.02	$—

See notes accompanying the condensed consolidated financial statements

QEP Resources 2010 Form 10-Q	3

QEP RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009 (recast)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$2.2	$19.3
Accounts receivable, net	297.8	272.7
Fair value of derivative contracts	326.6	128.2
Inventories	93.1	91.8
Prepaid expenses and other	34.6	29.2
Deferred income taxes	—	21.2
Current assets of discontinued operations	—	42.8

Total Current Assets	754.3	605.2

Property, Plant and Equipment (successful efforts method for gas and oil properties)	8,198.5	7,191.0
Accumulated depreciation, depletion and amortization	(2,540.9)	(2,099.7)
Cost-of-service properties of discontinued operations, net	—	593.9

Net Property, Plant and Equipment	5,657.6	5,685.2

Investment in unconsolidated affiliates	44.5	43.9
Goodwill	59.6	60.1
Fair value of derivative contracts	186.6	61.2
Other noncurrent assets	17.8	10.0
Noncurrent assets of discontinued operations	—	15.8

TOTAL ASSETS	$6,720.4	$6,481.4

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$393.3	$426.3
Fair value of derivative contracts	131.2	149.7
Deferred income taxes	58.3	—
Current portion of long-term debt	58.5	—
Current liabilities of discontinued operations	—	88.9

Total Current Liabilities	641.3	664.9

Long-term debt, less current portion	1,297.1	1,348.7
Deferred income taxes	1,415.3	1,175.8
Asset retirement obligations	144.2	124.7
Fair value of derivative contracts	34.1	140.6
Other long-term liabilities	117.0	42.5
Noncurrent liabilities of discontinued operations	—	175.5
EQUITY
Common stock	1.8	1.7
Additional paid-in capital	387.9	126.8
Retained earnings	2,349.6	2,538.2
Accumulated other comprehensive income	278.8	87.1

Total Common Shareholders’ Equity	3,018.1	2,753.8
Noncontrolling interest	53.3	54.9

Total Equity	3,071.4	2,808.7

TOTAL LIABILITIES AND EQUITY	$6,720.4	$6,481.4

See notes accompanying the condensed consolidated financial statements

QEP Resources 2010 Form 10-Q	4

QEP RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30,
	2010	2009 (recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$263.3	$179.1
Discontinued operations, net of income tax	(43.2)	(59.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	471.3	402.4
Deferred income taxes	206.3	52.2
Abandonment and impairment	29.1	12.6
Share-based compensation	11.3	10.2
Dry exploratory well expense	—	3.6
Net (gain) loss from asset sales	(12.3)	(1.0)
(Income) from unconsolidated affiliates	(2.5)	(2.0)
Distributions from unconsolidated affiliates and other	2.1	0.3
Loss on early extinguishment of debt	13.3	—
Unrealized (gain) loss on basis-only swaps	(90.0)	173.4
Changes in operating assets and liabilities	(80.7)	83.9

Net Cash Provided By Operating Activities Of Continuing Operations	768.0	855.5

INVESTING ACTIVITIES
Property, plant and equipment, including dry exploratory well expense	(1,035.9)	(800.7)
Proceeds from disposition of assets	25.4	14.3
Change in notes receivable	52.9	20.0

Net Cash Used In Investing Activities Of Continuing Operations	(957.6)	(766.4)

FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	—	7.8
Long-term debt issued	819.3	349.5
Long-term debt issuance costs paid	(18.1)	(2.5)
Current portion long-term debt repaid	(91.5)	—
Long-term debt repaid	(721.5)	(375.0)
Long-term debt extinguishment costs	(4.9)	—
Change in notes payable	(39.3)	(89.4)
Equity contribution	250.0	—
Other capital contributions	1.4	—
Dividends paid	(3.5)	—
Distribution to Questar	(15.7)	—
Distribution to noncontrolling interest	(3.7)	(4.6)

Net Cash Provided from (Used In) Financing Activities Of Continuing Operations	172.5	(114.2)

CASH USED IN CONTINUING OPERATIONS	(17.1)	(25.1)

Cash provided by operating activities of discontinued operations	68.6	131.9
Cash used in investing activities of discontinued operations	(39.9)	(89.9)
Cash used in financing activities of discontinued operations	(26.9)	(37.2)
Effect of change in cash and cash equivalents of discontinued operations	(1.8)	(4.8)

Change in cash and cash equivalents	(17.1)	(25.1)
Beginning cash and cash equivalents	19.3	25.1

Ending cash and cash equivalents	$2.2	$—

See notes accompanying the condensed consolidated financial statements

QEP Resources 2010 Form 10-Q	5

QEP RESOURCES, INC.

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

QEP Resources, Inc. (QEP or the Company), is an independent natural gas-focused energy company. QEP is a holding company with three major lines of business – gas and oil exploration and production, midstream field services, and energy marketing – which are conducted through three principal subsidiaries:

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

QEP operates in the Rocky Mountain and Midcontinent regions of the United States of America and is headquartered in Denver, Colorado. Principal offices are located in Salt Lake City, Utah; Oklahoma City, Oklahoma; and Tulsa, Oklahoma.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The 2009 financial information has been recast so that the basis of presentation is consistent with that of the 2010 financial information. This recast reflects the financial condition and results of operations of Wexpro as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

All dollar and share amounts in this quarterly report on Form 10-Q are in millions, except where otherwise noted.

QEP Resources 2010 Form 10-Q	6

Note 3 – Discontinued Operations

Wexpro’s operating results prior to the June 30, 2010, Spin-off are reflected in this quarterly report on Form 10-Q as discontinued operations and summarized below:

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues	$—	$59.0	$131.2	$177.6

Income before income taxes	—	32.1	67.4	92.2
Income taxes	—	(11.5)	(24.2)	(33.0)

Discontinued operations, net of income taxes	$—	$20.6	$43.2	$59.2

Earnings per common share attributable to QEP
Basic from discontinued operations	$—	$0.12	$0.25	$0.34
Diluted from discontinued operations	—	0.12	0.24	0.34

Note 4 – Comprehensive Income

Comprehensive income is the sum of net income attributable to QEP as reported in the Consolidated Statements of Income and other comprehensive income. Other comprehensive income includes changes in the market value of commodity-based derivative instruments that qualify for hedge accounting and recognition of the under-funded position of the defined benefit pension plan and other postretirement benefits plans. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss associated with commodity-based derivative instruments that qualify for hedge accounting is realized when the gas, oil or NGL underlying the derivative instrument is sold. Comprehensive income attributable to QEP is shown below:

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$71.9	$92.6	$263.3	$179.1
Other comprehensive income (loss)
Net unrealized income (loss) on derivatives	125.0	(252.5)	359.2	(392.5)
Pension and postretirement liabilities	(16.2)	—	(54.9)	—
Income taxes	(39.9)	93.9	(112.6)	145.9

Net other comprehensive income (loss)	68.9	(158.6)	191.7	(246.6)

Comprehensive income (loss)	140.8	(66.0)	455.0	(67.5)
Comprehensive income attributable to noncontrolling interest	(0.8)	(0.6)	(2.1)	(1.7)

Comprehensive income (loss) attributable to QEP	$140.0	($66.6)	$452.9	($69.2)

The components of accumulated other comprehensive income (AOCI), net of income taxes, shown on the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2010	December 31, 2009	Change
	(in millions)
Net unrealized gain on derivatives	$312.7	$87.1	$225.6
Pension and postretirement liabilities	(33.9)	—	(33.9)

Accumulated other comprehensive income	$278.8	$87.1	$191.7

QEP Resources 2010 Form 10-Q	7

Note 5 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to QEP by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options. Because of the pro rata nature of the share distribution arising from the Spin-off, historical share counts have been recast to be identical to those of Questar for the corresponding periods. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009 (recast)	2010	2009 (recast)
	(in millions)
Weighted-average basic common shares outstanding	175.4	174.3	175.2	174.0
Potential number of shares issuable under the Long-term Stock Incentive Plan	2.5	2.0	2.4	2.1

Average diluted common shares outstanding	177.9	176.3	177.6	176.1

Note 6 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO liability applies primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar properties and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales in the Consolidated Statements of Income. Changes in ARO were as follows:

	2010	2009 (recast)
	(in millions)
ARO liability at January 1,	$124.7	$116.7
Accretion	6.5	5.7
Liabilities incurred	14.8	1.8
Revisions	0.5	—
Liabilities settled	(2.3)	(2.0)

ARO liability at September 30,	$144.2	$122.2

Note 7 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the period. All of these costs have been capitalized for less than one year.

	2010	2009
	(in millions)
Balance at January 1,	$51.7	$17.0
Additions to capitalized exploratory well costs pending the determination of proved reserves	18.8	37.8
Reclassifications to property, plant and equipment after the determination of proved reserves	(50.3)	(14.3)
Capitalized exploratory well costs charged to expense	—	(2.7)

Balance at September 30,	$20.2	$37.8

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

QEP Resources 2010 Form 10-Q	8

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

QEP did not have any assets or liabilities measured at fair value on a non-recurring basis at September 30, 2010, or at December 31, 2009. The fair value of assets and liabilities at September 30, 2010, is shown in the table below:

	Fair Value Measurements September 30, 2010
	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Assets
Derivative contracts - short term	$454.0	$38.3	($165.7)	$326.6
Derivative contracts - long term	216.8	9.1	(39.3)	186.6

Total assets	$670.8	$47.4	($205.0)	$513.2

Liabilities
Derivative contracts - short term	$296.6	$0.3	($165.7)	$131.2
Derivative contracts - long term	73.2	0.2	(39.3)	34.1

Total liabilities	$369.8	$0.5	($205.0)	$165.3

QEP did not have any Level 3 assets or liabilities during the first nine months of 2009. The change in the fair value of Level 3 assets and liabilities for the first nine months of 2010 is shown below:

Derivative Contracts
2010
(in millions)
Balance at January 1,	$5.5
Realized gains and losses included in revenues	2.0
Unrealized gains and losses included in other comprehensive income	41.4
Settlements	(2.0)

Balance at September 30,	$46.9

QEP Resources 2010 Form 10-Q	9

The fair value of assets and liabilities at December 31, 2009, is shown in the table below:

	Fair Value Measurements December 31, 2009 (recast)
	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Assets
Derivative contracts - short term	$312.6	$2.4	($186.8)	$128.2
Derivative contracts - long term	194.3	16.1	(149.2)	61.2

Total assets	$506.9	$18.5	($336.0)	$189.4

Liabilities
Derivative contracts - short term	$334.4	$2.1	($186.8)	$149.7
Derivative contracts - long term	278.9	10.9	(149.2)	140.6

Total liabilities	$613.3	$13.0	($336.0)	$290.3

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	September 30, 2010		December 31, 2009 (recast)
	(in millions)
Financial assets
Cash and cash equivalents	$2.2	$2.2	$19.3	$19.3
Notes receivable	—	—	52.9	52.9

Financial liabilities
Notes payable	—	—	39.3	39.3
Long-term debt	1,355.6	1,431.2	1,348.7	1,394.1

The carrying amounts of cash and cash equivalents, notes receivable, and notes payable approximate fair value. The fair value of fixed-rate long-term debt is based on the trading levels and dollar prices for the Company’s debt at the end of the quarter.The carrying amount of variable-rate long-term debt approximates fair value.

Note 9 – Derivative Contracts

QEP’s subsidiaries use commodity-price derivative instruments in the normal course of business. QEP has established policies and procedures for managing commodity-price risks through the use of derivative instruments. QEP uses derivative instruments to support rate of return targets and to protect cash flow from downward movements in commodity prices. However, these same instruments typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of QEP Energy’s gas and oil production and a portion of QEP Marketing’s gas marketing transactions. The volume of production with associated derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. QEP may match derivative contracts with up to 100% of forecast production from proved reserves when prices meet earnings and cash flow objectives. QEP does not enter into derivative instruments for speculative purposes.

QEP uses derivative instruments known as fixed-price swaps and costless collars to realize a known price or range of prices for a specific volume of production delivered into a regional sales point. Collars are combinations of put and call options that have a floor price and a ceiling price and payments are made or received only if the settlement price is outside the range between the floor and ceiling prices. QEP’s derivative instruments do not require the physical transfer of natural gas or crude oil between the parties at settlement. Swap and collar transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. In the past, QEP Energy has also used natural gas basis-only swaps to protect rate of return targets and protect cash flows from widening natural gas-price basis differentials. However, natural gas basis-only swaps expose the Company to losses from narrowing natural gas price-basis differentials. As of December 31, 2009, all of the Company’s basis-only swaps had been paired with fixed-price swaps and re-designated as cash flow hedges.

QEP Resources 2010 Form 10-Q	10

Changes in the fair value of these derivative instruments subsequent to their re-designation were recorded in AOCI, while changes in their fair value occurring prior to their re-designation were recorded in the Consolidated Statement of Income.

QEP enters into derivative instruments that do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. Derivative-arrangement counterparties are normally financial institutions and energy-trading firms with investment-grade credit ratings. QEP routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties and transacting with multiple counterparties.

All derivative instruments are required to be recorded on the balance sheet as either assets or liabilities measured at their fair values. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how the change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, QEP’s derivative instruments are matched to equity gas and oil production and are highly effective, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Costless collars qualify for cash flow hedge accounting. A basis-only swap does not qualify for hedge accounting treatment. QEP regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are recognized in the determination of net income.

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Effect of derivative instruments designated as cash flow hedges
Gains (losses) recognized in AOCI for the effective portion of hedges	$221.4	($90.2)	$597.3	$107.0
Gains (losses) reclassified from AOCI into income for the effective portion of hedges
Natural gas sales	97.6	163.9	240.7	475.0
Oil and NGL sales	(1.4)	(0.7)	(5.2)	5.2
Marketing sales	—	3.5	—	27.6
Marketing purchases	0.3	(4.2)	2.7	(8.1)
Gain (loss) recognized in income for the ineffective portion of hedges
Interest and other income	(0.1)	—	(0.2)	(0.2)
Effect of derivative instruments not designated as hedges
Unrealized gain (loss) on basis-only swaps	27.9	(10.7)	90.0	(173.4)
Realized (loss) on basis-only swaps	(27.9)	(7.1)	(90.0)	(15.1)

Based on September 30, 2010 prices, it is estimated that $197.5 million will be settled and reclassified from AOCI to the Consolidated Statements of Income during the next 12 months. The following table discloses the fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation in the Condensed Consolidated Balance Sheets.

	September 30, 2010	December 31, 2009
	(in millions)
Assets
Fixed-price swaps	$454.0	$312.6
Option contracts	38.3	2.4

Fair value of derivative instruments - short term	$492.3	$315.0

Fixed-price swaps	$216.8	$194.3
Option contracts	9.1	16.1

Fair value of derivative instruments - long term	$225.9	$210.4

Liabilities
Fixed-price swaps	$178.1	$212.7
Option contracts	0.3	2.1
Basis-only swaps	118.5	121.7

Fair value of derivative instruments - short term	$296.9	$336.5

Fixed-price swaps	$42.2	$161.2
Option contracts	0.2	10.9
Basis-only swaps	31.0	117.7

Fair value of derivative instruments - long term	$73.4	$289.8

QEP Resources 2010 Form 10-Q	11

All previously reported basis-only swaps have been paired with fixed-price NYMEX natural gas swaps for 2010 and 2011 and qualify as cash flow hedges. The following table sets forth QEP’s volumes and average net-to-the-well prices for transactions with associated risk management derivative contracts as of September 30, 2010:

QEP Energy Production

Year	Time Periods	Quantity	Average hedge price per Mcf or Bbl, net to the well(a) (estimated)
Gas (Bcf) Fixed-price Swaps
2010	3 Months	38.3	$5.25
2011	12 months	102.1	4.91
2012	12 months	40.6	5.91
2013	12 months	47.2	5.98

Gas (Bcf) Collars
			Floor–Ceiling
2010	3 Months	1.7	$4.65–$6.51
2011	12 months	27.7	4.63–6.66

Oil (Mbbl) Fixed-price Swaps
2010	3 Months	230	$60.66

Oil (Mbbl) Collars
			Floor- Ceiling
2010	3 Months	184	$47.60–$96.10
2011	12 months	1,095	51.73–102.10

QEP Marketing Transactions

Year	Time Periods	Quantity	Average hedged price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2010	3 Months	3.0	$4.81
2011	12 months	3.7	5.02

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2010	3 Months	1.5	$3.53
2011	12 months	0.3	6.20

(a)	The fixed-price swap and collar prices are reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

QEP Resources 2010 Form 10-Q	12

Note 10 – Debt

As of the indicated dates, the principal amount of QEP’s debt consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Revolving Credit Facility:	$225.0	$200.0

7.5% Senior Notes due 2011	58.5	150.0
6.05% Senior Notes due 2016	176.8	250.0
6.80% Senior Notes due 2018	138.6	450.0
6.80% Senior Notes due 2020	138.0	300.0
6.875% Senior Notes due 2021	625.0	—

Total principal amount of debt	1,361.9	1,350.0
Less unamortized debt discount	(6.3)	(1.3)

Total long-term debt outstanding	$1,355.6	$1,348.7

In August 2010, the Company purchased $638.0 million principal amount of its senior notes and paid required premium and accrued interest pursuant to the requirement in the notes’ indenture relating to a change of control. The Company used cash on hand and proceeds from its revolving credit facility and term loan (described below) to purchase all of the tendered notes. Subsequent to the purchase of the tendered notes, the Company issued $625.0 million principal amount of senior notes due 2021 to refinance a portion of the indebtedness incurred to purchase the tendered senior notes. Proceeds from the senior notes offering were used to repay all of the borrowings outstanding under the term loan and a portion of outstanding borrowings under the Company’s revolving credit.

Credit Arrangements

QEP has a revolving credit facility which provides for loan commitments of $1.0 billion from a syndicate of financial institutions which matures March 2013. The credit facility has restrictive covenants that limit the amount of funded indebtedness that QEP may incur. At September 30, 2010, QEP was in compliance with all of its debt covenants.

In conjunction with the Spin-off, QEP entered into a $500.0 million, 364-day term loan agreement with substantially the same initial pricing and terms as its revolving credit agreement. Commitments under the term loan were terminated in August 2010 in conjunction with the issuance of the $625 million of senior notes.

Note 11 – Share-Based Compensation

QEP issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP) and recognizes expense over time as the stock options or restricted shares vest. Prior to the Spin-off, Questar granted share-based compensation to certain QEP employees using Questar common stock as the basis. Stock options or restricted stock awards outstanding as of the Distribution Date were adjusted in order to generally preserve the benefits or potential benefits intended to be made available under the LTSIP. All such stock options were divided into two separate options, one relating to Questar common stock and one relating to QEP common stock. Each holder of Questar restricted stock was issued additional restricted shares of QEP common stock on a pro rata basis. The exercise price of options and the grant-day prices of restricted shares were modified using the ratio of the June 30, 2010, closing prices of Questar, $14.66 or 32.23%, and QEP, $30.83 or 67.77%.

QEP recognizes expense over time as the stock options or restricted shares vest. First nine months share-based compensation expense amounted to $11.3 million in 2010 compared to $10.2 million in 2009. Deferred share-based compensation, representing the unvested value of restricted share awards, amounted to $21.6 million at September 30, 2010. Deferred share-based compensation is included in additional paid-in capital in the Condensed Consolidated Balance Sheets. There were 14.7 million shares available for future grants at September 30, 2010.

QEP Resources 2010 Form 10-Q	13

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

Stock Option Variables 9 Months Ended September 30, 2010
Fair value of options at grant date	$27.55
Risk-free interest rate	2.30%
Expected price volatility	30.3%
Expected dividend yield	1.18%
Expected life in years	5.2

Unvested stock options decreased by approximately 64 thousand shares to about 819 thousand shares in the first nine months of 2010. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
	(in thousands)
Balance at January 1, 2010 (recast)	1,762	$5.08 - $27.84	$17.78
Granted	220	27.55	27.55
Exercised	(35)	5.08 - 23.98	11.41
Forfeited	(5)	23.98	23.98

Balance at September 30, 2010	1,942	$7.78 - $27.84	$18.99

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at September 30, 2010	Weighted- average remaining term in years	Weighted- average exercise price	Number exercisable at September 30, 2010	Weighted- average exercise price	Number unvested at September 30, 2010	Weighted- average exercise price
	(in thousands)			(in thousands)		(in thousands)
$7.78 – $9.49	635	1.7	$8.55	635	$8.55	—	$—
11.89 – 19.37	247	5.0	18.94	92	18.21	155	19.37
$22.95 – $27.84	1,060	4.9	25.25	396	25.46	664	25.12

	1,942	3.9	$18.99	1,123	$15.30	819	$24.03

Restricted-share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2010, was 21 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Unvested Restricted Shares	Price Range	Weighted- average Price
	(in thousands)
Balance at January 1, 2010 (recast)	603	$17.03 - $47.53	$29.45
Granted	622	27.55 - 34.56	28.63
Distributed	(255)	17.03 - 47.53	28.88
Forfeited	(13)	22.59 - 47.53	29.26

Balance at September 30, 2010	957	$17.03 - $47.28	$29.08

In the third quarter of 2010, QEP issued 34 thousand shares of restricted stock units with a weighted-average price of $29.31 per share and a weighted-average vesting period of 21 months.

QEP Resources 2010 Form 10-Q	14

As a result of the Spin-off and bifurcation of share-based awards, Questar stock options and restricted shares were granted to certain officers, employees and non-employee directors of QEP. The awards include 819 thousand unvested stock option shares with a weighted-average price of $11.43 per share and 614 thousand unvested restricted shares with a weighted-average price of $13.73 per share. QEP will recognize expense in future periods for these unvested share-based awards. In addition, certain Questar officers, employees and non-employee directors received 2.9 million QEP stock options.

Note 12 - Employee Benefits

In association with the Spin-off, the Company established a life insurance plan covering a majority of its employees and defined-benefit pension and postretirement medical plans providing coverage to less than half of its employees. On the Distribution Date, Questar transferred certain assets and liabilities from its life insurance, defined-benefit pension, and postretirement medical plans related to QEP employees into QEP’s newly established plans. The transfer resulted in the establishment of liabilities of $38.7 million related to the unfunded portions of the defined-benefit pension plan and other postretirement benefits with corresponding amounts in AOCI. Approximately 75% of the estimated $5.6 million of pension and postretirement benefits expense for 2010 was recorded in the first nine months of 2010. During the third quarter of 2010, the liabilities related to the defined-benefit pension and other postretirement benefit plans were increased by approximately $16.2 million due to changes in the actuarial assumptions, including the discount rate and future benefit payments, used in estimating future benefits under the plans. These changes have been reflected in other long-term liabilities, deferred income taxes and accumulated other comprehensive income.

Note 13 - Operations by Line of Business

QEP’s lines of business information is presented according to senior management’s basis for evaluating performance considering the differences in the nature of operations, products, services and regulation among other factors. Following is a summary of operations by line of business:

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009 (recast)	2010	2009 (recast)
	(in millions)
Revenues from Unaffiliated Customers
QEP Energy	$343.5	$301.8	$979.0	$915.5
QEP Field Services	75.3	71.2	234.1	184.7
QEP Marketing and other	145.8	115.0	461.3	312.6

Total	$564.6	$488.0	$1,674.4	$1,412.8

Revenues from Affiliated Companies
QEP Field Services	$0.5	$0.5	$1.7	$1.4
QEP Marketing and other	121.0	75.4	376.7	239.7

Total	$121.5	$75.9	$378.4	$241.1

Operating Income
QEP Energy	$112.2	$111.8	$317.0	$332.3
QEP Field Services	35.3	35.1	111.9	78.9
QEP Marketing and other	2.0	0.4	5.1	9.8
Certain separation costs*	(0.2)	—	(14.2)	—

Total	$149.3	$147.3	$419.8	$421.0

Net Income From Continuing Operations Attributable to QEP
QEP Energy	$58.6	$49.6	$165.0	$64.3
QEP Field Services	21.0	21.5	68.5	47.4
QEP Marketing and other	2.0	0.3	3.6	6.5
Certain separation and early extinguishment of debt costs*	(10.5)	—	(19.1)	—

Total	$71.1	$71.4	$218.0	$118.2

*	In the first nine months of 2010, QEP incurred pre-tax separation expenses of $14.2 million ($10.9 million after-tax) related to the Spin-off. The expenses consisted primarily of fees and expenses for financial, legal and tax advisory services and for severance expenses for terminated employees. In addition, in the third quarter of 2010, QEP incurred $13.3 million of pre-tax early debt retirement expense ($8.2 million after-tax) in conjunction with purchasing outstanding senior notes as provided for by the change of control provision of the senior notes’ indenture.

QEP Resources 2010 Form 10-Q	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the results. MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 1 of this quarterly report on Form 10-Q.

The following information updates the discussion of QEP’s financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2010 and 2009. For definitions of commonly used gas and oil terms found in this quarterly report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in QEP’s 2009 annual report on Form 10-K.

OVERVIEW

QEP Resources, Inc. (QEP or the Company), is an independent natural gas-focused energy company. QEP is a holding company with three major lines of business – gas and oil exploration and production, midstream field services, and energy marketing – which are conducted through three principal subsidiaries:

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

Highlights

In the third quarter and the first nine months of 2010, QEP recorded net production of 61.7 Bcfe and 166.9 Bcfe, both of which were records for the respective periods. In addition, in the third quarter of 2010, the Midcontinent region contributed 54% of total equivalent production driven by continued good results from development activities in the Haynesville Shale, Granite Wash and Woodford “Cana” Shale plays. All the Rocky Mountain divisions, other than the Uinta Basin, recorded production that was higher than corresponding periods in 2009.

In the third quarter of 2010, QEP completed the refinancing of senior notes that were tendered to the Company as a result of the Spin-off. In total, QEP purchased $638.0 million principal amount of senior notes using proceeds from its term loan and revolving credit facilities. In August, QEP issued $625.0 million principal amount of senior notes due 2021 to refinance a portion of the indebtedness under its revolving credit facility and all the outstanding indebtedness under the term loan and terminated all of the commitments under the term loan. At September 30, 2010, QEP had five issues of senior notes totaling $1,137.0 million principal amount outstanding compared to $1,150.0 million principal amount outstanding at June 30, 2010.

Strategies

We create value for our shareholders through returns-focused growth, superior execution, and a low cost structure. To achieve these objectives we will strive to:

•	Attract and retain the best people

•	Allocate capital to the projects that generate the best returns

•	Maintain a sustainable inventory of low-cost, high margin resource plays

•	Be in the best parts of the best plays

•	Build contiguous acreage positions to drive efficiencies

•	Be the operator of our assets whenever possible

•	Be the low-cost driller and producer in each area where we operate

•	Own and operate midstream infrastructure in our core producing areas to control our fate and capture value downstream of the wellhead

•	Build gas processing plants to extract liquids from our gas streams

•	Gather, compress and treat our production to drive down costs

•	Actively market our equity production to maximize value

•	Operate in a safe and environmentally responsible manner

•	Maintain a strong balance sheet and financial flexibility that allows us to take advantage of both organic growth and acquisition opportunities

QEP Resources 2010 Form 10-Q	16

RESULTS OF OPERATIONS

Following are comparisons of net income from continuing operations attributable to QEP by line of business:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in millions, except per share amounts)
QEP Energy	$58.6	$49.6	$9.0	$165.0	$64.3	$100.7
QEP Field Services	21.0	21.5	(0.5)	68.5	47.4	21.1
QEP Marketing and other	2.0	0.3	1.7	3.6	6.5	(2.9)
Certain separation and early extinguishment of debt costs	(10.5)	—	(10.5)	(19.1)	—	(19.1)

Net Income from continuing operations attributable to QEP	$71.1	$71.4	($0.3)	$218.0	$118.2	$99.8

Earnings per diluted share from continuing operations	$0.40	$0.40	—	$1.23	$0.67	$0.56
Average diluted shares	177.9	176.3	1.6	177.6	176.1	1.5

QEP ENERGY

QEP Energy reported net income of $58.6 million in the third quarter of 2010 compared with $49.6 million in the 2009 quarter. Net income for the first nine months of 2010 increased 157% to $165.0 million compared to $64.3 million a year earlier. Increased 2010 production more than offset lower net realized natural gas prices in both periods. Changes in unrealized basis-only swaps increased net income $17.5 million in the 2010 quarter compared to a loss of $6.7 million in the year-earlier period. Following is a summary of QEP Energy’s financial and operating results:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$283.2	$260.0	$23.2	$808.4	$802.9	$5.5
Oil and NGL sales	59.2	40.6	18.6	166.9	109.0	57.9
Other	1.1	1.2	(0.1)	3.7	3.6	0.1

Total Revenues	343.5	301.8	41.7	979.0	915.5	63.5

Operating expenses
Lease operating expense	33.1	29.5	3.6	91.2	96.1	(4.9)
General and administrative	17.9	17.3	0.6	55.9	50.5	5.4
Production and property taxes	18.6	10.5	8.1	58.2	39.5	18.7
Depreciation, depletion and amortization	157.8	120.7	37.1	432.1	367.2	64.9
Exploration	2.9	6.3	(3.4)	9.2	18.3	(9.1)
Abandonment and impairment	12.2	5.1	7.1	29.1	12.6	16.5

Total Operating Expenses	242.5	189.4	53.1	675.7	584.2	91.5
Net gain (loss) from asset sales	11.2	(0.6)	11.8	13.7	1.0	12.7

Operating Income	$112.2	$111.8	$0.4	$317.0	$332.3	($15.3)

QEP Resources 2010 Form 10-Q	17

Production

QEP Energy reported production of 61.7 Bcfe in the third quarter of 2010 compared to 43.8 Bcfe in the 2009 quarter, a 41% increase. On an energy-equivalent basis, crude oil and NGL comprised approximately 11% of QEP Energy’s third quarter 2010 production. A summary of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
QEP Energy production by operating area (Bcfe)
Midcontinent	33.4	20.3	13.1	87.1	61.1	26.0
Pinedale Anticline	17.9	14.7	3.2	49.9	43.4	6.5
Uinta Basin	5.3	5.6	(0.3)	15.9	17.9	(2.0)
Rockies Legacy	5.1	3.2	1.9	14.0	11.7	2.3

Total QEP Energy	61.7	43.8	17.9	166.9	134.1	32.8

QEP Energy production volumes
Natural gas (Bcf)	55.0	39.2	15.8	149.2	119.0	30.2
Oil and NGL (MMbbl)	1.1	0.7	0.4	2.9	2.5	0.4

Total production (Bcfe)	61.7	43.8	17.9	166.9	134.1	32.8

Average daily production (MMcfe)	670.3	476.0	194.3	611.2	491.3	119.9

QEP Energy’s production increased 24% in the first nine months of 2010 compared to a year earlier. In the Midcontinent, production grew 43% to 87.1 Bcfe in the first nine months of 2010 and represented 52% of the Company’s total production compared to 46% in the year earlier period. Ongoing development drilling in the Haynesville formation play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase. QEP Energy’s production from the Pinedale Anticline in western Wyoming grew 15% to 49.9 Bcfe in the first nine months of 2010 as a result of ongoing development drilling. In the Uinta Basin, production decreased 11% to 15.9 Bcfe in the first nine months of 2010 due to decreased drilling activity. Rockies Legacy properties include the company’s Rocky Mountain region properties other than Pinedale Anticline and the Uinta Basin.

Pricing

Realized prices for natural gas at QEP Energy were lower when compared to the prior year, while realized oil and NGL prices were higher when compared to the prior-year period. A regional comparison of average realized prices, including the impact of derivative instruments that qualify for hedge accounting, is shown in the following table:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Natural gas (per Mcf)
Midcontinent	$5.55	$7.05	($1.50)	$6.01	$7.34	($1.33)
Rocky Mountains	4.62	6.27	(1.65)	4.73	6.23	(1.50)
Volume-weighted average	$5.14	$6.64	($1.50)	$5.42	$6.75	($1.33)
Oil and NGL (per bbl)
Midcontinent	$45.64	$52.79	($7.15)	$51.68	$44.10	$7.58
Rocky Mountains	58.92	52.20	6.72	60.20	42.54	17.66
Volume-weighted average	$53.74	$52.41	$1.33	$56.83	$43.14	$13.69

A comparison of net realized average natural gas prices, including the realized losses on basis-only swaps, which did not qualify for hedge accounting and are therefore not included in revenue, is shown in the following table:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Natural gas (per Mcf)
Volume-weighted average (a)	$5.14	$6.64	($1.50)	$5.42	$6.75	($1.33)
Realized losses on basis-only swaps (b)	(0.50)	(0.18)	(0.32)	(0.61)	(0.13)	(0.48)

Net realized natural gas price ($ per Mcf)	$4.64	$6.46	($1.82)	$4.81	$6.62	($1.81)

(a)	Reported in natural gas sales in the Consolidated Statements of Income.
(b)	Reported below operating income in the Consolidated Statements of Income.

QEP Resources 2010 Form 10-Q	18

Hedging Impact

QEP Energy’s hedging activities for 2010 compared to 2009 are presented below. The net effect of the portion of natural gas basis-only swaps that do not qualify for hedge accounting is reported in the Consolidated Statements of Income below operating income. Derivative positions as of September 30, 2010, are summarized in Note 9 to the consolidated financial statements in Item 1 of Part I in this Quarterly Report on Form 10-Q.

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Hedging volumes as a percent of gas production
Fixed price swaps)	70%	83%		76%	81%
Collars	3%	—		3%	—
Basis-only swaps	—	16%		—	16%

Hedging volumes as a percent of oil production
Fixed price swaps	29%	58%		32%	39%
Collars	23%	—		25%	—

Hedging impact on financial statements
Natural gas sales	$97.6	$163.9	($66.3)	$240.7	$475.0	($234.3)
Oil & NGL sales	($1.4)	($0.7)	($0.7)	($5.2)	$5.2	($10.4)

Unrealized gain (loss) on basis-only swaps	$27.9	($10.7)	$38.6	$90.0	($173.4)	$263.4
Realized (loss) on basis-only swaps	($27.9)	($7.1)	($20.8)	($90.0)	($15.1)	($74.9)

The change in unrealized gains and losses on natural gas basis-only swaps increased first nine months 2010 net income $56.6 million compared to a loss of $108.9 million in the year-earlier period. As of December 31, 2009, all of the Company’s basis-only swaps had been paired with fixed-price swaps and re-designated as cash flow hedges. Changes in the fair value of these derivative instruments subsequent to their re-designation were recorded in AOCI, however, changes in the fair value of these derivative instruments occurring prior to their re-designation were recorded in the Consolidated Statement of Income.

Production Costs

QEP Energy production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production decreased 9% to $4.03 per Mcfe in the third quarter of 2010 versus $4.43 per Mcfe in 2009. First nine month 2010 production costs per Mcfe decreased $0.30 or 7% compared to the 2009 period. QEP Energy’s production costs are summarized in the following table:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(per Mcfe)
Depreciation, depletion and amortization	$2.56	$2.76	($0.20)	$2.59	$2.74	($0.15)
Lease operating expense	0.54	0.67	(0.13)	0.55	0.72	(0.17)
General and administrative expense	0.29	0.40	(0.11)	0.33	0.38	(0.05)
Allocated interest expense	0.34	0.36	(0.02)	0.35	0.34	0.01
Production taxes	0.30	0.24	0.06	0.35	0.29	0.06

Total Production Costs	$4.03	$4.43	($0.40)	$4.17	$4.47	($0.30)

Depreciation, depletion and amortization (DD&A) expense per Mcfe decreased in 2010 as the result of increased proved reserves related to higher field level natural gas and oil prices compared to a year ago. Lease operating expense per Mcfe decreased primarily as the result of increased production combined with lower operating expense. Growing production from new high-rate, low operating cost wells in northwest Louisiana and declining production from higher-cost areas is lowering average lease operating expense. General and administrative expense per Mcfe in the current year periods decreased as the result of increased production volumes combined with flat expense in the quarter and an 11% increase in expense for the nine month period. Allocated interest expense per unit of production increased in the 2010 periods primarily due to higher interest rates and higher debt balances. Production taxes per Mcfe increased in 2010 as a result of higher natural gas and oil field-level sales prices.

QEP Resources 2010 Form 10-Q	19

Other Items

In August 2010 QEP Energy completed the sale of properties located in Arkansas, Mississippi and other non-core locations and recognized a pre-tax gain of $11.1 million. For income tax purposes, the company structured this sale as a like-kind exchange of properties under section 1031 of the Internal Revenue Code of 1986, as amended. Cash as shown in the Condensed Consolidated Balance Sheet includes $18.5 million of restricted cash associated with the like-kind exchange.

Major QEP Energy Operating Areas

Midcontinent

QEP Energy Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of northwest Louisiana, the Granite Wash play in the Texas Panhandle and the Woodford Shale play in western Oklahoma, QEP Energy Midcontinent leasehold interests are relatively fragmented, with no significant concentration of property interests.

QEP Energy has approximately 49,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across QEP Energy’s leasehold and is below the Hosston and Cotton Valley formations that QEP Energy has been developing in northwest Louisiana for over a decade. QEP Energy intends to drill or participate in up to 85 horizontal Haynesville Shale wells in 2010. As of September 30, 2010, QEP Energy had seven operated rigs drilling in the project area and operated or had working interests in 670 producing wells in northwest Louisiana compared to 598 at September 30, 2009.

Pinedale Anticline

As of September 30, 2010, QEP Energy had interests in 507 producing wells on the Pinedale Anticline compared to 401 at the end of the third quarter of 2009. Of the 507 producing wells, QEP Energy had working interests in 486 wells and an overriding royalty interest only in an additional 21 wells.

The Wyoming Oil and Gas Conservation Commission (WOGCC) has approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of QEP’s 17,872-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of QEP core acreage in the field. The Company continues to evaluate development on five-acre density at Pinedale. The WOGCC has approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of QEP Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,300 additional wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of September 30, 2010, QEP Energy had an operating interest in 1,934 producing wells in the Uinta Basin of eastern Utah, compared to 1,022 at September 30, 2009. The significant increase in well count was due to the inclusion of QEP Energy acreage in the outside-operated Greater Monument Butte enhanced recovery unit in 2009 resulting in QEP Energy having a very small interest in 1,191 wells. The majority of Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. QEP Energy owns interests in over 420,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of QEP Energy Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Planned exploration and development activity for 2010 includes wells in the Wyoming portion of the Denver-Julesburg (DJ) Basin and the Williston Basin in North Dakota.

QEP Resources 2010 Form 10-Q	20

QEP FIELD SERVICES

QEP Field Services, which provides gas-gathering and processing services, reported net income of $21.0 million in the third quarter of 2010 compared to $21.5 million in the same period of 2009. The decrease in third quarter net income was the result of lower processing margins. Net income was $68.5 million in the first nine months of 2010 compared to $47.4 million in the 2009 period. The increase in net income for the first nine months was driven by higher gas gathering margins. Following is a summary of QEP Field Services’ financial and operating results:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
NGL sales	$20.9	$21.8	($0.9)	$70.6	$46.9	$23.7
Processing (fee based)	8.9	8.5	0.4	26.2	23.8	2.4
Gathering	38.9	30.3	8.6	113.3	93.2	20.1
Other gathering	7.1	11.1	(4.0)	25.7	22.2	3.5

Total Revenues	75.8	71.7	4.1	235.8	186.1	49.7

Operating expenses
Processing	2.8	2.7	0.1	8.8	7.9	0.9
Processing plant shrinkage	8.0	5.6	2.4	25.9	17.4	8.5
Gathering	8.5	9.2	(0.7)	27.1	28.0	(0.9)
General and administrative	7.6	7.2	0.4	21.6	17.9	3.7
Taxes other than income taxes	1.2	0.9	0.3	3.3	2.9	0.4
Depreciation, depletion and amortization	12.3	11.2	1.1	36.0	33.1	2.9

Total Operating Expenses	40.4	36.8	3.6	122.7	107.2	15.5
Net gain (loss) from asset sales	(0.1)	0.2	(0.3)	(1.2)	—	(1.2)

Operating Income	$35.3	$35.1	$0.2	$111.9	$78.9	$33.0

Depreciation expense grew $1.1 million or 10% in the third quarter of 2010 compared with the 2009 quarter as a result of plant additions. Approximately 81% of QEP Field Services’ net operating revenue from processing and gathering contracts (revenue minus processing plant-shrinkage) in the third quarter 2010 was derived from fee-based contracts, up from 76% in 2009.

Gathering

Gathering margin increases for the quarter and year-to-date are primarily due to the Louisiana gathering system which was transferred from QEP Energy in 2010. The expansion of the gathering system contributed gathering volumes of 19.8 million MMBtu in the third quarter of 2010 and 52.5 million MMBtu in the first nine months of 2010. Gathering margin also increased at the Blacks Fork Hub reflecting growing production volumes from Pinedale and declining operating expenses.

Following is a summary of QEP Field Services’ gathering financial and operating results:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in millions)
Gathering Margin
Gathering	$38.9	$30.3	$8.6	$113.3	$93.2	$20.1
Other gathering	7.1	11.1	(4.0)	25.7	22.2	3.5
Gathering (expense)	(8.5)	(9.2)	0.7	(27.1)	(28.0)	0.9

Gathering Margin	$37.5	$32.2	$5.3	$111.9	$87.4	$24.5

Operating Statistics
Natural gas gathering volumes (recast) (in millions of MMBtu)
For unaffiliated customers	74.3	70.4	3.9	210.0	230.4	(20.4)
For affiliated customers	52.3	25.2	27.1	144.5	79.3	65.2

Total Gas Gathering Volumes	126.6	95.6	31.0	354.5	309.7	44.8

Average gas gathering revenue (per MMBtu)	$0.31	$0.32	($0.01)	$0.32	$0.30	$0.02

Processing

Processing margin decreased in the third quarter 2010 compared to 2009 due to reduced NGL sales volume at Blacks Fork plant in southwest Wyoming. Third quarter 2009 results at Blacks Fork were impacted by an NGL settlement that added $5.6 million in revenues and 4.6 million gallons. Processing margin increased for the first nine months of 2010 compared to 2009 due to improved NGL commodity pricing. The increase in processing fee revenue is due to increased throughput at the Stagecoach plant in eastern Utah.

QEP Resources 2010 Form 10-Q	21

Following is a summary of QEP Field Services’ processing financial and operating results:

	3 Months Ended September 30,			9 Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in millions)
Processing Margin
NGL sales	$20.9	$21.8	($0.9)	$70.6	$46.9	$23.7
Processing (fee based)	8.9	8.5	0.4	26.2	23.8	2.4
Processing (expense)	(2.8)	(2.7)	(0.1)	(8.8)	(7.9)	(0.9)
Processing plant shrinkage (expense)	(8.0)	(5.6)	(2.4)	(25.9)	(17.4)	(8.5)

Processing Margin	$19.0	$22.0	($3.0)	$62.1	$45.4	$16.7

Frac spread (NGL sales – Processing plant shrinkage)	$12.9	$16.2	($3.3)	$44.7	$29.5	$15.2
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	25.8	28.1	(2.3)	77.3	74.3	3.0
Average NGL sales price (per gal)	$0.81	$0.77	$0.04	$0.91	$0.63	$0.28
Fee-based processing volumes (recast) (in millions of MMBtu)
For unaffiliated customers	29.4	33.1	(3.7)	87.9	79.0	8.9
For affiliated customers	28.2	22.8	5.4	80.5	71.5	9.0

Total Fee-Based Processing Volumes	57.6	55.9	1.7	168.4	150.5	17.9

Average fee-based processing revenue (per MMBtu)	$0.16	$0.15	$0.01	$0.16	$0.16	$—

QEP MARKETING

QEP Marketing net income was $2.0 million in the third quarter of 2010 compared to $0.3 million in 2009 and $3.6 million in the first nine months of 2010 compared to $6.5 million in 2009 as a result of the changes in marketing margins. First nine months revenues from unaffiliated customers were $461.3 million in 2010 compared to $312.6 million in 2009, a 48% increase. The weighted-average natural gas sales price increased 27% in the first nine months of 2010 to $3.56 per MMBtu, compared to $2.81 per MMBtu in the 2009 period.

CONSOLIDATED RESULTS BELOW OPERATING INCOME

Separation costs

QEP reported expenses of $14.2 million in the first nine months of 2010 related to the spin-off of QEP Resources on June 30, 2010. The expenses consisted primarily of fees and expenses for financial, legal and tax advisory services and for severance expenses for terminated employees.

Loss on early extinguishment of debt

QEP reported $13.3 million in losses on early extinguishment of debt in the third quarter of 2010 related to the purchase of $638.0 million principal amount of senior notes and the termination of commitments under the $500.0 million term loan. The purchase of $638.0 million principal amount of senior notes in August 2010 was a result of QEP’s offer to purchase the notes related to the Spin-off pursuant to the change of control provisions in the senior notes’ indenture. As a result of the issuance of $625.0 million principal amount of senior notes in August, all the outstanding debt under the term loan was repaid and commitments under the term loan were terminated.

Interest expense

Interest expense rose 31% in the third quarter of 2010 and 28% in the first nine months of 2010 compared to a year ago due primarily to the Company issuing $300.0 million of notes at a 6.8% interest rate in August 2009 and using the proceeds to repay lower cost variable rate bank debt.

Realized and unrealized gain (loss) on basis-only swaps

In the past, the Company has used basis-only swaps to manage the risk of widening basis differentials. Basis-only swaps do not qualify for hedge accounting. As of December 31, 2009, all of the Company’s basis-only swaps had been paired with fixed-price swaps and re-designated as cash flow hedges. Fair value changes occurring prior to re-designation were recorded in the Consolidated Statements of Income. Changes in the fair value of the derivative instruments subsequent to the re-designation were recorded in AOCI. Realized losses on settlements of basis-only swaps relating to the period prior to re-designation amounted to $27.9 million in the third quarter of 2010 and $7.1 million in the third quarter of 2009. Unrealized gains on basis-only swaps

QEP Resources 2010 Form 10-Q	22

amounted to $27.9 million in the third quarter of 2010 compared to losses of $10.7 million in 2009. Realized losses on settlements of basis-only swaps relating to the period prior to re-designation totaled $90.0 million in the first nine months of 2010 and $15.1 million in 2009. Unrealized gains were $90.0 million in the first nine months of 2010 compared to losses of $173.4 million in 2009.

Income taxes

The effective combined federal and state income tax rate was 37.2% in the first nine months of 2010 compared with 36.6% in the 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from continuing operating activities decreased 10% in the first nine months of 2010 compared to the first nine months of 2009 due to higher net income, offset by a use of cash from operating assets and liabilities in 2010 compared with a source of cash in 2009. Cash sources from operating assets and liabilities were lower in 2010 primarily due to reductions in accounts receivable in the first nine months of 2009 and a decrease in current federal income taxes payable due to bonus depreciation. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization; noncash unrealized gains and losses on basis-only swaps and changes in deferred income taxes. Net cash provided from continuing operating activities is presented below:

	9 Months Ended September 30,
	2010	2009	Change
	(in millions)
Income from continuing operations	$220.1	$119.9	$100.2
Noncash adjustments to net income	628.6	651.7	(23.1)
Changes in operating assets and liabilities	(80.7)	83.9	(164.6)

Net cash provided from continuing operating activities	$768.0	$855.5	($87.5)

Investing Activities

A comparison of capital expenditures of continuing operations for the first nine months of 2010 and 2009 plus a forecast for calendar year 2010 are presented below:

	9 Months Ended September 30,		Forecast 12 Months Ended
	2010	2009	December 31, 2010
	(in millions)
QEP Energy	$835.7	$727.4	$1,159.2
QEP Field Services	199.3	72.2	260.0
QEP Marketing and other	0.9	1.1	1.2

Total cash capital expenditures of continuing operations	1,035.9	800.7	1,420.4
Change in accruals	20.9	(135.1)	—

Total accrued capital expenditures of continuing operations	$1,056.8	$665.6	$1,420.4

Financing Activities

In the first nine months of 2010, net cash used in investing activities of $957.6 million exceeded net cash provided by operating activities of $768.0 million by $189.6 million. Long-term debt (including the current portion of long-term debt) increased by $6.9 million from year-end 2009. At September 30, 2010, long-term debt consisted of $225.0 million outstanding under QEP’s revolving credit facility and $1,130.6 million in senior notes (including $6.3 million of net original issue discount), which includes $58.5 million of senior notes that mature in March 2011. All intercompany loans between Questar and QEP, which have been historically reported as notes payable in the Condensed Consolidated Balance Sheets, were repaid on June 30, 2010, in conjunction with the Spin-off. At September 30, 2010, combined short-term and long-term debt was 31% and equity was 69% of total capital.

In June 2010, in conjunction with the Spin-off, QEP amended its existing revolving credit agreement. Among other things, the amendment increased the amount of commitments from $800.0 million to $1.0 billion, increased commitment fees, increased the applicable margin used in calculating interest rates and added financial covenants that limit the amount of funded indebtedness the Company may incur. In addition, QEP entered into a $500.0 million, 364-day term loan agreement (Term Loan) with substantially the same initial pricing and terms as its revolving credit agreement.

QEP Resources 2010 Form 10-Q	23

In August 2010, the Company purchased $638.0 million principal amount of its senior notes and paid required premium and accrued interest pursuant to the requirement in the notes’ indenture relating to a change of control. The Company used cash on hand and proceeds from its $1.0 billion revolving credit facility and $500.0 million term loan to purchase all of the tendered notes. Subsequent to the purchase of the tendered notes, the Company issued $625.0 million principal amount of senior notes due 2021. The notes were issued at a discount, resulting in gross proceeds of $619.2 million which were used to pay fees and expenses associated with the issuance and refinance a portion of the indebtedness incurred under the term loan and revolving credit facilities to purchase the tendered senior notes. Upon repayment of the term loan, commitments under the term loan were terminated. The Company’s senior notes outstanding as of September 30, 2010 totaled $1,137.0 million principal amount and are comprised of five issues as follows:

•	$58.5 million 7.50% Senior Notes due March 2011

•	$176.8 million 6.05% Senior Notes due September 2016

•	$138.6 million 6.80% Senior Notes due April 2018

•	$138.0 million 6.80% Senior Notes due March 2020

•	$625.0 million 6.875% Senior Notes due March 2021

At October 29, 2010, QEP had $260.0 million outstanding under its revolving credit facility and $4.0 million of letters of credit issued.

Debt Ratings

Moody’s Investors Service’s rating of QEP’s long-term debt is Ba1 and Standard & Poor’s rating of QEP’s long-term debt is BB+.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QEP’s primary market-risk exposure arises from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. QEP Marketing and QEP Energy have long-term contracts for pipeline capacity and are obligated to pay for transportation services with no guarantee that it will be able to fully utilize the contractual capacity of these transportation commitments.

Commodity-Price Risk Management

QEP’s subsidiaries use commodity-price derivative instruments in the normal course of business to reduce the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant portion of QEP Energy’s 2010 and 2011 gas and oil production and a portion of QEP Marketing’s gas-marketing transactions.

As of September 30, 2010, QEP held commodity-price derivative contracts covering about 284.1 million MMBtu of natural gas and 1.5 million barrels of oil. A year earlier, the QEP derivative contracts covered 371.7 million MMBtu of natural gas, 2.7 million barrels of oil and natural gas basis-only swaps on an additional 43.6 Bcf. Changes in the fair value of derivative contracts from December 31, 2009 to September 30, 2010, are presented below:

	Cash flow Hedges	Basis-only Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2009	$138.5	($239.4)	($100.9)
Contracts settled	(238.1)	89.9	(148.2)
Change in gas and oil prices on futures markets	594.0	—	594.0
Contracts added	3.0	—	3.0

Net fair value of gas- and oil-derivative contracts outstanding at September 30, 2010	$497.4	($149.5)	$347.9

QEP Resources 2010 Form 10-Q	24

A table of the net fair value of gas- and oil-derivative contracts as of September 30, 2010, is shown below. A significant portion of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

	Cash flow Hedges	Basis-only Swaps	Total
	(in millions)
Contracts maturing by September 30, 2011	$313.9	($118.5)	$195.4
Contracts maturing between October 1, 2011 and September 30, 2012	104.7	(31.0)	73.7
Contracts maturing between October 1, 2012 and September 30, 2013	64.2	—	64.2
Contracts maturing between October 1, 2013 and September 30, 2014	14.6	—	14.6

Net fair value of gas- and oil-derivative contracts outstanding at September 30, 2010	$497.4	($149.5)	$347.9

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	September 30, 2010	December 31, 2009
	(in millions)
Net fair value - asset (liability)	$347.9	($100.9)
Fair value if market prices of gas and oil and basis differentials decline by 10%	475.9	174.2
Fair value if market prices of gas and oil and basis differentials increase by 10%	221.7	(375.8)

Interest-Rate Risk Management

As of September 30, 2010, QEP had $1,130.6 million of fixed-rate long-term debt and $225.0 million of variable-rate long-term debt. QEP had no interest rate derivative instruments at the end of the third quarter 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

QEP Resources 2010 Form 10-Q	25

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Claims

United States of America v. QEP Field Services, Civil No. 208CV167, U.S. District Court for Utah. The U.S. Environmental Protection Agency (EPA) alleges that QEP Field Services (QEPFS, f/k/a QGM) violated the Clean Air Act (CAA) and seeks substantial penalties and a permanent injunction involving the manner of operation of five compressor stations located in the Uinta Basin of eastern Utah. EPA contends that the potential to emit, on a hypothetically uncontrolled basis, for these facilities renders them “major sources” of emissions for criteria and hazardous air pollutants. Categorization of the facilities as “major sources” affects the particular regulatory program and requirements applicable to those facilities. EPA claims that QEPFS failed to obtain the necessary major source pre-construction or modification permits, and failed to comply with hazardous air-pollutant regulations for testing and reporting, among other requirements. QEPFS contends that its facilities have pollution controls installed that reduce their actual air emissions below major source thresholds, rendering them subject to different regulatory requirements applicable to minor sources. QEPFS intends to vigorously defend EPA’s claims, and believes that the major source permitting and regulatory requirements at issue can be legally avoided by applying Utah’s CAA program or EPA’s prior permitting practice for similar facilities elsewhere in Indian Country, among other defenses. Because of the complexities and uncertainties of this legal dispute, it is difficult to predict all reasonably possible outcomes; however, management believes the Company has accrued a reasonable loss contingency that is an immaterial amount, for the anticipated most likely outcome. The Ute Indian Tribe and its Business Committee members have now intervened as co-plaintiffs asserting not only CAA claims, but also a tort claim of nuisance seeking injunctive relief and monetary damages.

QEP Field Services v. The Ute Indian Tribe, Civil No. 2:10 CV 007, U.S. District Court for Utah. As an outgrowth of its intervention in the CAA case, the Tribe denied access in the Uinta Basin under a comprehensive 2005 Surface Use Access Agreement, particularly as to the ongoing construction of the Iron Horse expansion of the Stagecoach processing plant. We have obtained, and are currently constructing that expansion under, a preliminary injunction restoring access pending potential arbitration pursuant to the terms of the 2005 agreement. The Tribe has appealed that order to the U.S. Court of Appeals for the 10th Circuit. QEP will vigorously defend its rights under the SUA.

QEP Energy v. U.S. Environmental Protection Agency, No. 09-9538, U.S. Court of Appeals for the 10th Circuit. On July 10, 2009 QEP Energy (QEPEC) filed a petition with the U.S. Court of Appeals challenging an administrative compliance order dated May 12, 2009 (Order), issued by EPA which asserts that QEPEC’s Flat Rock 14P well in the Uinta Basin and associated equipment is a major source of hazardous air pollutants and its operation fails to comply with certain regulations of the CAA. The Order required immediate compliance. QEPEC denies that the drilling and operation of the 14P well and associated equipment violates any provisions of the CAA and intends to vigorously defend this claim.

QEP Resources 2010 Form 10-Q	26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

QEP had no unregistered sales of equity during the third quarter of 2010. QEP repurchased shares in conjunction with tax payment elections under the Company’s Long-Term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2010:

2010	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	1,134	$32.15	—	—
August	8,192	29.46	—	—
September	11,735	30.11	—	—

	21,061	$29.97	—	—

*	Excludes any fractional shares purchased from terminating participants in the QEP Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

QEP Resources 2010 Form 10-Q	27

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.	Exhibits

12.	Ratio of Earnings to Fixed Charges

31.1.	Certification signed by C. B. Stanley, QEP Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification signed by Richard J. Doleshek, QEP Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification signed by C. B. Stanley and Richard J. Doleshek, QEP Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QEP RESOURCES, INC.
(Registrant)

November 2, 2010	/s/ C. B. Stanley
C. B. Stanley,
President and Chief Executive Officer

November 2, 2010	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President,
Chief Financial Officer and Treasurer

Exhibit No.	Exhibits

12.	Ratio of Earnings to Fixed Charges

31.1.	Certification signed by C. B. Stanley, QEP Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification signed by Richard J. Doleshek, QEP Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification signed by C. B. Stanley and Richard J. Doleshek, QEP Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QEP Resources 2010 Form 10-Q	28