Form 10-Q
period 2013-09-30
QEP RESOURCES, INC.
filed 2013-11-05
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At September 30, 2013, there were 179,281,102 shares of the registrant’s common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	(in millions, except per share amounts)
Natural gas sales	$194.8	$170.3	$610.5	$470.4
Oil sales	253.8	117.7	656.3	335.7
NGL sales	71.3	67.5	215.0	247.0
Gathering, processing and other	46.9	46.3	135.1	141.9
Purchased gas, oil and NGL sales	206.0	140.6	603.4	449.9
Total Revenues	772.8	542.4	2,220.3	1,644.9
OPERATING EXPENSES
Purchased gas, oil and NGL expense	205.0	142.6	608.8	455.9
Lease operating expense	45.0	42.2	127.4	122.8
Natural gas, oil and NGL transportation and other handling costs	34.5	36.3	105.8	111.5
Gathering, processing and other	22.4	22.1	66.5	66.4
General and administrative	49.3	41.7	136.2	114.5
Production and property taxes	42.5	24.3	117.7	68.4
Depreciation, depletion and amortization	253.1	234.6	757.1	648.3
Exploration expenses	1.8	2.2	9.5	6.3
Impairment	3.8	9.0	4.0	70.9
Total Operating Expenses	657.4	555.0	1,933.0	1,665.0
Net gain from asset sales	12.8	—	113.0	1.5
OPERATING INCOME (LOSS)	128.2	(12.6)	400.3	(18.6)
Realized and unrealized (losses) gains on derivative contracts (See Note 8)	(27.8)	36.1	51.6	334.7
Interest and other income (loss)	4.0	(0.2)	9.1	2.4
Income from unconsolidated affiliates	0.8	2.3	3.7	5.6
Loss from early extinguishment of debt	—	—	—	(0.6)
Interest expense	(41.7)	(30.0)	(122.5)	(82.9)
INCOME (LOSS) BEFORE INCOME TAXES	63.5	(4.4)	342.2	240.6
Income tax (provision) benefit	(22.4)	2.3	(125.0)	(86.5)
NET INCOME (LOSS)	41.1	(2.1)	217.2	154.1
Net income attributable to noncontrolling interest	(3.8)	(1.0)	(5.8)	(2.7)
NET INCOME (LOSS) ATTRIBUTABLE TO QEP	$37.3	$(3.1)	$211.4	$151.4

Earnings Per Common Share Attributable to QEP
Basic total	$0.21	$(0.02)	$1.18	$0.85
Diluted total	$0.21	$(0.02)	$1.18	$0.85

Weighted-average common shares outstanding
Used in basic calculation	179.3	177.9	179.2	177.6
Used in diluted calculation	179.5	177.9	179.4	178.6
Dividends per common share	$0.02	$0.02	$0.06	$0.06

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss) attributable to QEP	$41.1	$(2.1)	$217.2	$154.1
Other comprehensive income (loss), net of tax:
Reclassification of previously deferred derivative gains(1)	(19.7)	(42.1)	(60.4)	(133.8)
Pension and other postretirement plans adjustments:
Amortization of net actuarial loss (2)	0.4	0.5	1.1	0.7
Amortization of prior service cost (3)	0.8	0.9	2.5	2.6
Total pension and other postretirement plans adjustments	1.2	1.4	3.6	3.3
Other comprehensive loss	(18.5)	(40.7)	(56.8)	(130.5)
Comprehensive income (loss)	22.6	(42.8)	160.4	23.6
Comprehensive income attributable to noncontrolling interests	(3.8)	(1.0)	(5.8)	(2.7)
Comprehensive income (loss) attributable to QEP	$18.8	$(43.8)	$154.6	$20.9
____________________________

(1)
Presented net of income tax benefit of $11.7 million and $35.8 million during the three and nine months ended September 30, 2013 and $24.9 million and $79.2 million during the three and nine months ended September 30, 2012, respectively.

(2)
Presented net of income tax expense of $0.2 million and $0.7 million during the three and nine months ended September 30, 2013 and $0.2 million and $0.4 million during the three and nine months ended September 30, 2012, respectively.

(3)
Presented net of income tax expense of $0.5 million and $1.5 million and during the three and nine months ended September 30, 2013 and $0.5 million and $1.6 million during the three and nine months ended September 30, 2012, respectively.

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$123.0	$—
Accounts receivable, net	321.9	387.5
Fair value of derivative contracts	39.4	188.7
Gas, oil and NGL inventories, at lower of average cost or market	13.1	13.1
Prepaid expenses and other	49.4	68.0
Deferred income taxes	—	—
Total Current Assets	546.8	657.3
Property, Plant and Equipment (successful efforts method for gas and oil properties)
Proved properties	11,038.8	10,234.3
Unproved properties	911.8	937.9
Midstream field services	1,670.4	1,634.9
Marketing and resources	80.4	64.6
Material and supplies	63.4	61.9
Total Property, Plant and Equipment	13,764.8	12,933.6
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	4,747.4	4,258.1
Midstream field services	394.7	357.9
Marketing and resources	20.3	18.1
Total Accumulated Depreciation, Depletion and Amortization	5,162.4	4,634.1
Net Property, Plant and Equipment	8,602.4	8,299.5
Investment in unconsolidated affiliates	39.0	41.2
Goodwill	59.5	59.5
Fair value of derivative contracts	5.8	4.1
Other noncurrent assets	53.2	46.9
TOTAL ASSETS	$9,306.7	$9,108.5
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$1.6	$39.7
Accounts payable and accrued expenses	593.6	643.4
Production and property taxes	58.0	41.8
Interest payable	34.6	36.9
Fair value of derivative contracts	10.1	2.6
Deferred income taxes	9.5	5.0
Total Current Liabilities	707.4	769.4
Long-term debt	2,882.3	3,206.9
Deferred income taxes	1,494.7	1,493.5
Asset retirement obligations	168.4	191.4
Fair value of derivative contracts	—	3.6
Other long-term liabilities	129.0	130.0
Commitments and contingencies (see Note 11)
EQUITY
Common stock - par value $0.01 per share; 500.0 million shares authorized; 179.3 million and 178.5 million shares issued, respectively	1.8	1.8
Treasury stock - 0.4 million and 0.1 million shares, respectively	(14.7)	(3.7)
Additional paid-in capital	489.3	462.1
Retained earnings	2,973.7	2,773.0
Accumulated other comprehensive (loss) income	(24.0)	32.8
Total Common Shareholders' Equity	3,426.1	3,266.0
Noncontrolling interest	498.8	47.7
Total Equity	3,924.9	3,313.7
TOTAL LIABILITIES AND EQUITY	$9,306.7	$9,108.5

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$217.2	$154.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	757.1	648.3
Deferred income taxes	39.3	54.7
Impairment	4.0	70.9
Share-based compensation	20.0	19.5
Amortization of debt issuance costs and discounts	4.7	3.7
Net gain from asset sales	(113.0)	(1.5)
Income from unconsolidated affiliates	(3.7)	(5.6)
Distributions from unconsolidated affiliates and other	5.9	6.1
Unrealized loss (gain) on derivative contracts	55.5	(32.8)
Changes in operating assets and liabilities	(8.1)	54.6
Net Cash Provided by Operating Activities	978.9	972.0
INVESTING ACTIVITIES
Property acquisitions	(39.3)	(1,400.3)
Property, plant and equipment, including dry exploratory well expense	(1,089.6)	(1,040.7)
Proceeds from disposition of assets	208.3	5.3
Net Cash Used in Investing Activities	(920.6)	(2,435.7)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(38.1)	(1.9)
Long-term debt issued	—	1,450.0
Long-term debt issuance costs paid	(3.0)	(17.0)
Long-term debt repaid	—	(6.7)
Proceeds from credit facility	1,075.0	933.5
Repayments of credit facility	(1,400.0)	(876.0)
Treasury stock repurchases	(8.7)	—
Net proceeds from the issuance of QEPM common units	449.6	—
Other capital contributions	3.6	(4.2)
Dividends paid	(10.8)	(10.7)
Excess tax benefit on share-based compensation	1.3	2.0
Distribution to noncontrolling interest	(4.2)	(5.3)
Net Cash Provided by Financing Activities	64.7	1,463.7
Change in cash and cash equivalents	123.0	—
Beginning cash and cash equivalents	—	—
Ending cash and cash equivalents	$123.0	$—

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$120.1	$79.8
Cash paid for income taxes	49.4	28.0
Non-cash investing activities:
Change in capital expenditure accrual balance	$53.7	$97.5

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

•
QEP Field Services Company (QEP Field Services, which includes the ownership and operations of QEP Midstream Partners, LP (QEP Midstream)), provides midstream field services, including natural gas gathering, processing, compression, and treating services, for affiliates and third parties; and

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

Shares of QEP’s common stock trade on the New York Stock Exchange under the ticker symbol “QEP”.

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim condensed consolidated financial statements contain the accounts of QEP and its majority-owned or controlled subsidiaries, including QEP Midstream (see Note 3 - QEP Midstream). The condensed consolidated financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3 – QEP Midstream

QEP Midstream is a publicly traded master limited partnership that was formed by QEP to own, operate, acquire and develop midstream energy assets. QEP Midstream's assets currently consist of ownership interests in four gathering systems and two Federal Energy Regulatory Commission (FERC) regulated pipelines, which provide natural gas and crude oil gathering and transportation services. These assets are located in, or within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota.

Initial Public Offering

On August 14, 2013, QEP Midstream completed its initial public offering (the Offering) of 20,000,000 common units, representing limited partner interests in QEP Midstream, at a price to the public of $21.00 per common unit. QEP Midstream received net proceeds of $390.7 million from the sale of the common units, after deducting underwriting discounts and commissions, structuring fees and offering expenses of approximately $29.3 million. Following the Offering, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 common units, at a price of $21.00 per common unit, providing additional net proceeds of $58.9 million, after deducting $4.1 million of underwriters' discounts and commissions and structuring fees, to QEP Midstream.

QEP Midstream used the net proceeds to repay its outstanding debt balance with QEP, which was assumed with the assets contributed to QEP Midstream, pay revolving credit facility origination fees and make a cash distribution to QEP, a portion of which was used to reimburse QEP for certain capital expenditures it incurred with respect to assets contributed to QEP Midstream. The following table is a reconciliation of proceeds from the initial public offering (in millions):

Total proceeds from the Offering	$483.0
Offering costs	(33.4)
Net proceeds from the Offering	449.6
Revolving credit facility origination fees	(3.0)
Repayment of outstanding debt with QEP	(95.5)
Net proceeds distributed to QEP from the Offering	$351.1

QEP Midstream Partners GP, LLC (the General Partner), a wholly-owned subsidiary of QEP, serves as the general partner of QEP Midstream. QEP owns a 57.8% interest in QEP Midstream and consolidates QEP Midstream for financial reporting purposes with the portion not owned by QEP reflected as a reduction to net income and equity as noncontrolling interest.

Contribution, Conveyance and Assumption Agreement
On August 14, 2013, in connection with the closing of the Offering, QEP entered into a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement) with QEP Field Services, the General Partner and QEP Midstream Partners Operating, LLC (the Operating Company). Immediately prior to the closing of the Offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•
QEP Field Services contributed to the General Partner, as a capital contribution, a limited liability company interest in the Operating Company with a value equal to 2.0% of the equity value of QEP Midstream at the closing of the Offering;

•
the General Partner contributed to QEP Midstream, as a capital contribution, the limited liability company interest in the Operating Company in exchange for (a) 1,090,000 general partner units representing the continuation of an aggregate 2.0% general partner interest in QEP Midstream and (b) all the incentive distribution rights of QEP Midstream;

•
QEP Field Services contributed to QEP Midstream, as a capital contribution, its remaining limited liability company interests in the Operating Company in exchange for (a) 6,701,750 common units representing a 12.3% limited partner interest in QEP Midstream, (b) 26,705,000 subordinated units representing a 49.0% limited partner interest in QEP Midstream and (c) the right to receive a distribution from QEP Midstream; and

•
the public, through the underwriters, contributed $420.0 million in cash (or $390.7 million, net of the underwriters' discounts and commissions, structuring fees and offering expenses of approximately $29.3 million) to QEP Midstream in exchange for the issuance of 20,000,000 common units.

Subsequent to the Offering, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 common units in QEP Midstream, which reduced QEP's limited partner common unit interest in QEP Midstream from 12.3% to 6.8% and QEP's total ownership interest from 63.3% to 57.8%.

Omnibus Agreement
In connection with the Offering, QEP entered into an Omnibus Agreement (the Omnibus Agreement) with QEP Midstream on August 14, 2013, that addresses the following matters:

•
QEP Midstream's payment of an annual amount to QEP, initially in the amount of approximately $13.8 million, for the provision of certain general and administrative services by QEP and its affiliates to QEP Midstream, including a fixed annual fee of approximately $1.4 million for providing certain executive management services by certain officers of the General Partner. The remaining portion of this annual amount reflects an estimate of the costs QEP and its affiliates expect to incur in providing the services;

•
QEP Midstream's obligation to reimburse QEP for any out-of-pocket costs and expenses incurred by QEP in providing general and administrative services (which reimbursement is in addition to certain expenses of the General Partner and its affiliates that are reimbursed under QEP Midstream's partnership agreement), as well as any other out-of-pocket expenses incurred by QEP on QEP Midstream's behalf; and

•
an indemnity by QEP for certain environmental and other liabilities, and QEP Midstream's obligation to indemnify QEP and its subsidiaries for events and conditions associated with the operation of QEP Midstream's assets that occur after the closing of the Offering.

As long as QEP controls the General Partner, the Omnibus Agreement will remain in full force and effect. If QEP ceases to control the General Partner, either party may terminate the Omnibus Agreement, but the indemnification obligations will remain in full force and effect in accordance with their terms.

Fixed Price Condensate Purchase Agreement
On August 14, 2013, QEP entered into a fixed price Condensate Purchase Transaction Agreement (the "Condensate Purchase Agreement") with QEP Midstream. The Condensate Purchase Agreement has a primary term of five years and requires QEP Midstream to sell and QEP to purchase all of the condensate volumes collected on QEP Midstream's gathering systems at a fixed price of $85.25 per barrel.

Note 4 - Acquisition and Divestitures

Acquisitions
On September 27, 2012, QEP Energy completed an acquisition of oil and gas properties in the Williston Basin for an aggregate purchase price of $1.4 billion (the 2012 Acquisition). The properties are located in Williams and McKenzie counties of North Dakota, approximately 12 miles west of QEP's then-existing core acreage in the Williston Basin.

The 2012 Acquisition meets the definition of a business combination under ASC 805, Business Combinations, as it included proved properties. QEP allocated the cost of the 2012 Acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Revenues of $76.0 million and $190.1 million and net income of $19.2 million and $42.5 million were generated from the acquired properties during the three and nine months ended September 30, 2013, respectively, and are included in QEP's Condensed Consolidated Statements of Operations.

QEP Energy recorded the 2012 Acquisition on its Condensed Consolidated Balance Sheet. The following table presents a summary of the Company's purchase accounting entries:

As of September, 2013
(in millions)
Consideration given:
Cash consideration	$1,392.7
Amounts recognized for fair value of assets acquired and liabilities assumed:
Proved properties	$713.8
Unproved properties	683.4
Asset retirement obligations	(0.9)
Liabilities assumed	(4.4)
Other assets	0.8
Total fair value	$1,392.7

The following unaudited, pro forma results of operations are provided for the three and nine months ended September 30, 2012. These supplemental pro forma results of operations are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the acquired properties for the period presented or that may be achieved by such properties in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors. The pro forma information is based on QEP's consolidated results of operations for the three and nine months ended September 30, 2012, on the acquired properties' historical results of operations and on estimates of the effect of the transaction on the combined results. The pro forma results of operations have been prepared by adjusting the historical results of QEP to include the historical results of the acquired properties based on information provided by the seller and the impact of the purchase price allocation. The pro forma results of operations do not include any cost savings or other synergies that may result from the 2012 Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired properties.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Actual	Pro forma	Actual	Pro forma
	(in millions, except per share data)

Revenues	$542.4	$598.9	$1,644.9	$1,780.4
Net income attributable to QEP	(3.1)	4.8	151.4	164.9
Earnings per common share attributable to QEP
Basic	$(0.02)	$0.03	$0.85	$0.93
Diluted	(0.02)	0.03	0.85	0.93

Divestitures
In June 2013, QEP Energy sold its interests in several non-core oil and gas properties located in QEP's Northern Region for total cash proceeds of $140.2 million and recorded a pre-tax gain on sale of $97.4 million. In September 2013, QEP Energy sold its interests in several non-core properties located in QEP's Southern Region for total cash proceeds of $68.8 million and recorded a pre-tax gain on sale of $17.5 million. Both the cash proceeds and gains on sales are subject to post-closing adjustments. During the quarter and nine months ended September 30, 2013, QEP Energy recorded these gains on its Condensed Consolidated Statement of Operation in "Net gain from asset sales".

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company’s unvested restricted stock does not have a contractual obligation to share in losses of the Company. The Company’s unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings per common share. There were no anti-dilutive shares during the three and nine months ended September 30, 2013, or during the nine months ended September 30, 2012. During the three months ended September 30, 2012, 0.8 million shares were not included in diluted common shares outstanding as they were anti-dilutive due to QEP's net loss.

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Weighted-average basic common shares outstanding	179.3	177.9	179.2	177.6
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-term Stock Incentive Plan	0.2	—	0.2	1.0
Average diluted common shares outstanding	179.5	177.9	179.4	178.6

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

The following is a reconciliation of the changes in the Company's asset retirement obligation from January 1, 2013, to September 30, 2013:

Asset Retirement Obligations
2013
(in millions)
ARO liability at January 1,	$193.1
Accretion	7.2
Liabilities incurred	8.7
Revisions	(25.3)
Liabilities settled	(13.5)
ARO liability at September 30,	$170.2

Note 7 – Fair Value Measurements

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

QEP has determined its commodity derivative instruments are Level 2. The Level 2 fair value of commodity derivative contracts (see Note 8 - Derivative Contracts) is based on market prices posted on the respective commodity exchanges on the last trading day of the reporting period and industry standard discounted cash flow models. QEP primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs. QEP considers bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, QEP makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company’s policy is to recognize significant transfers between Levels at the end of the reporting period.

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

The fair value of financial assets and liabilities at September 30, 2013, is shown in the table below:

	Fair Value Measurements
	September 30, 2013
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets
Commodity derivative instruments - short-term	$—	$58.0	$—	$(18.6)	$39.4
Commodity derivative instruments - long-term	—	5.8	—	—	5.8
Total financial assets	$—	$63.8	$—	$(18.6)	$45.2

Financial Liabilities
Commodity derivative instruments - short-term	$—	$26.2	$—	$(18.6)	$7.6
Interest rate swaps - short-term	—	2.5	—	—	2.5
Total financial liabilities	$—	$28.7	$—	$(18.6)	$10.1
 ____________________________
(1) The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheet as the contracts contain netting provisions. Refer to Note 8 - Derivative Contracts, for additional information regarding the Company's derivative contracts.

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
_______________________
(1) The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheet as the contracts contain netting provisions. Refer to Note 8 - Derivative Contracts, for additional information regarding the Company's derivative contracts.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	September 30, 2013		December 31, 2012
	(in millions)
Financial assets
Cash and cash equivalents	$123.0	$123.0	$—	$—
Financial liabilities
Checks outstanding in excess of cash balances	$1.6	$1.6	$39.7	$39.7
Long-term debt	$2,882.3	$2,900.5	$3,206.9	$3,420.7

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

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and remaining reserve lives. A reconciliation of the Company’s asset retirement obligations is presented in Note 6 – Asset Retirement Obligations.

Note 8 – Derivative Contracts

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

Effective January 1, 2012, QEP elected to de-designate all of its natural gas, crude oil and NGL derivative contracts that were previously designated as cash flow hedges and discontinue hedge accounting prospectively. As a result of discontinuing hedge accounting, the mark-to-market values at December 31, 2011, were fixed in Accumulated Other Comprehensive Income (AOCI) as of the de-designation date and are being reclassified into the Condensed Consolidated Statement of Operations as the transactions settle and affect earnings. At September 30, 2013, AOCI included $27.3 million ($17.2 million after tax) of unrealized gains that will be settled and reclassified from AOCI to the Condensed Consolidated Statements of Operations

during the remainder of 2013. During the nine months ended September 30, 2013 and 2012, $60.4 million and $133.8 million, respectively, of unrealized gains, after tax, were reclassified from AOCI into the Condensed Consolidated Statement of Operations in "Realized and unrealized (losses) gains on derivative contracts" as the transactions settled. QEP expects to reclassify into earnings from AOCI the fixed value related to de-designated natural gas, oil and NGL derivatives over the remainder of 2013. Currently, QEP recognizes all gains and losses from changes in the fair value of natural gas, oil and NGL derivative contracts immediately in earnings rather than deferring any such amounts in AOCI. All commodity derivative instruments are recorded on the Condensed Consolidated Balance Sheets as either assets or liabilities measured at their fair values and all realized and unrealized gains and losses from derivative instruments incurred after January 1, 2012, are presented in the Condensed Consolidated Statement of Operations in “Realized and unrealized (losses) gains on derivative contracts” below operating income.

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

QEP Energy Derivative Contracts
The following table sets forth QEP Energy’s quantities and average prices for its commodity derivative contracts as of September 30, 2013:

Insert Title Here

Year	Type of Contract	Index	Total Volumes	Average Swap price per unit
			(in millions)
Natural gas			(MMBtu)
2013	Swap	IFNPCR(1)	18.4	$5.49
2013	Swap	NYMEX	14.7	$3.81
2014	Swap	IFNPCR(1)	32.9	$4.00
2014	Swap	NYMEX	25.6	$4.19
Crude oil			(Bbls)
2013	Swap	NYMEX WTI	2.1	$98.27
2013	Swap	BRENT ICE	0.1	$107.80
2014	Swap	NYMEX WTI	8.8	$93.63

(1)	Inside FERC monthly settlement index for the Northwest Pipeline Corp. Rocky Mountains.

QEP Marketing Derivative Contracts
QEP Marketing enters into commodity derivative transactions to lock in a margin on natural gas volumes placed into storage and for marketing transactions in which QEP Marketing sells gas volumes at a fixed price. The following table sets forth QEP Marketing’s volumes and swap prices for its commodity derivative contracts as of September 30, 2013:

Year	Type of Contract	Index	Total Volumes	Average Swap price per MMBtu
			(in millions)
Natural gas sales			(MMBtu)
2013	Swap	IFNPCR	1.6	$3.91
2014	Swap	IFNPCR	3.8	$3.71
Natural gas purchases			(MMBtu)
2013	Swap	IFNPCR	1.7	$3.46
2014	Swap	IFNPCR	0.2	$3.82

QEP's Derivative Contracts
The following table sets forth QEP’s notional amount and interest rate for its interest rate swaps outstanding as of September 30, 2013:

Notional amount	Type of Contract	Maturity	Fixed Rate Paid	Variable Rate Received
(in millions)
$300.0	Swap	March 2017	1.07%	One month LIBOR

QEP Derivative Financial Statement Presentation
The following table identifies the balance sheet location of QEP’s outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation in the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		(in millions)		(in millions)
Current:
Commodity	Fair value of derivative contracts	$58.0	$189.7	$26.2	$1.0
Interest rate swaps	Fair value of derivative contracts	—	—	2.5	2.6
Long-term:
Commodity	Fair value of derivative contracts	5.8	4.2	—	0.1
Interest rate swaps	Fair value of derivative contracts	—	—	—	3.6
Total derivative instruments		$63.8	$193.9	$28.7	$7.3

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized (losses) gains on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following tables:

	Three Months Ended		Nine Months Ended
Derivative instruments not designated as cash flow hedges	September 30,		September 30,
	2013	2012	2013	2012
Realized gains (losses) on commodity derivative contracts	(in millions)
QEP Energy
Natural gas derivative contracts	$42.5	$86.2	$112.0	$283.8
Oil derivative contracts	(15.3)	2.7	(3.7)	2.2
NGL derivative contracts	—	3.4	—	6.5
QEP Field Services
NGL derivative contracts	—	1.9	—	6.3
QEP Marketing
Natural gas derivative contracts	(0.3)	(0.4)	0.7	3.7
Total realized gains on commodity derivative contracts	26.9	93.8	109.0	302.5
Unrealized gains (losses) on commodity derivative contracts
QEP Energy
Natural gas derivative contracts	(6.6)	(50.6)	(9.6)	3.3
Oil derivative contracts	(46.2)	4.1	(49.1)	31.2
NGL derivative contracts	—	(4.4)	—	3.4
QEP Field Services
NGL derivative contracts	—	(2.5)	—	2.0
QEP Marketing
Natural gas derivative contracts	0.1	(1.4)	(0.3)	(0.5)
Total unrealized (losses) gains on commodity derivative contracts	(52.7)	(54.8)	(59.0)	39.4
Total realized and unrealized (losses) gains on commodity derivative contracts	$(25.8)	$39.0	$50.0	$341.9

Realized gains (losses) on interest rate swaps
Realized losses on interest rate swaps	$(0.6)	$(0.6)	$(1.9)	$(0.6)
Unrealized gains (losses) on interest rate swaps
Unrealized (losses) gains on interest rate swaps	(1.4)	(2.3)	3.5	(6.6)
Total realized and unrealized (losses) gains on interest rate swaps	$(2.0)	$(2.9)	$1.6	$(7.2)
Total net realized gains on derivative contracts	$26.3	$93.2	$107.1	$301.9
Total net unrealized (losses) gains on derivative contracts	(54.1)	(57.1)	(55.5)	32.8
Grand Total	$(27.8)	$36.1	$51.6	$334.7

Note 9 – Restructuring Costs

During the first quarter of 2012, QEP began incurring costs related to the closure of its Oklahoma City office and the subsequent consolidation of its Southern Region operations into a single regional office located in Tulsa. During the second half of 2012, QEP incurred additional restructuring and reorganization costs related to consolidating various corporate and accounting functions to the Denver corporate headquarters. The creation of one office for QEP’s Southern Region as well as the consolidation of corporate and accounting functions was intended to increase efficiency, team-based collaboration and organizational productivity over the long term. As part of the reorganization, QEP incurred costs associated with the severance, retention and relocation of employees, additional pension expenses, exit costs associated with the termination of operating leases arising from office space that will no longer be utilized by the Company and other expenses. The Company currently estimates that the remaining restructuring costs will be incurred during the remainder of 2013.

The following table summarizes, by line of business, each major type of cost expected to be incurred and the total amounts recorded in "General and administrative" expense on the Condensed Consolidated Statement of Operations for the respective periods indicated:

	Total Restructuring Costs
	Total Expected to be Incurred	Recognized in Income
		Period from Inception to September 30, 2013	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
			2013	2012	2013	2012
QEP Energy	(in millions)
One-time termination benefits	$3.3	$3.3	$0.1	$0.2	0.4	2.1
Retention & relocation expense	3.7	3.6	0.1	0.1	0.3	3.2
Lease termination costs	0.6	0.6	—	—	—	—
Total restructuring costs	$7.6	$7.5	$0.2	$0.3	0.7	5.3

QEP Field Services
One-time termination benefits	$—	$—	$—	$—	—	—
Retention & relocation expense	0.1	0.1	0.1	—	0.1	—
Lease termination costs	—	—	—	—	—	—
Total restructuring costs	$0.1	$0.1	$0.1	$—	0.1	—

QEP Marketing
One-time termination benefits	$0.3	$0.3	$—	$—	0.1	—
Retention & relocation expense	—	—	—	—	—	—
Lease termination costs	—	—	—	—	—	—
Total restructuring costs	$0.3	$0.3	$—	$—	0.1	—

Total QEP
One-time termination benefits	$3.6	$3.6	$0.1	$0.2	$0.5	$2.1
Retention & relocation expense	3.8	3.7	0.2	0.1	0.4	3.2
Lease termination costs	0.6	0.6	—	—	—	—
Total restructuring costs	$8.0	$7.9	$0.3	$0.3	$0.9	$5.3

The following is a reconciliation of the restructuring liability, by line of business, which is included within “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets:

	QEP Energy	QEP Field Services	QEP Marketing	Total
	(in millions)
Balance at December 31, 2012	$1.0	$—	$—	$1.0
Costs incurred and charged to expense	0.7	0.1	0.1	0.9
Costs paid or otherwise settled	(1.7)	(0.1)	(0.1)	(1.9)
Balance at September 30, 2013	$—	—	—	$—

Note 10 – Debt

As of the indicated dates, the principal amount of QEP’s debt, including amounts outstanding under its and QEP Midstream's revolving credit facilities, QEP's term loan and QEP's senior notes consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
QEP's revolving credit facility due 2016	$365.0	$690.0
QEP Midstream's revolving credit facility due 2018	—	—
Term loan due 2017	300.0	300.0
6.05% Senior Notes due 2016	176.8	176.8
6.80% Senior Notes due 2018	134.0	134.0
6.80% Senior Notes due 2020	136.0	136.0
6.875% Senior Notes due 2021	625.0	625.0
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
Total principal amount of debt	2,886.8	3,211.8
Less unamortized discount	(4.5)	(4.9)
Total long-term debt outstanding	$2,882.3	$3,206.9

Of the total debt outstanding on September 30, 2013, amounts outstanding under QEP's revolving credit facility due August 25, 2016, QEP Midstream's revolving credit facility due August 14, 2018, QEP's term loan due April 18, 2017, the 6.05% Senior Notes due September 1, 2016, and the 6.80% Senior Notes due April 1, 2018, will mature within the next five years.

Credit Facilities

QEP's Credit Facility
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

During the nine months ended September 30, 2013 and 2012, QEP’s weighted-average interest rate on borrowings from its credit facility was 2.56% and 2.05%, respectively. At September 30, 2013 and December 31, 2012, QEP was in compliance with the covenants under the credit agreement. At September 30, 2013, there was $365.0 million outstanding and $3.7 million of letters of credit issued under the credit facility.

QEP Midstream's Credit Facility
On August 14, 2013, QEP Midstream entered into a $500.0 million senior secured revolving credit facility with a group of financial institutions, which matures on August 14, 2018. QEP Midstream's credit facility contains an accordion provision that allows for the amount of the facility to be increased to $750.0 million with the agreement of the lenders. QEP Midstream's credit facility is available for QEP Midstream's working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. Substantially all of QEP Midstream's assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, are pledged as collateral under the credit facility. In addition, the credit facility contains restrictions and events of default customary for agreements of this nature.

There have been no borrowings under QEP Midstream's credit facility, and at September 30, 2013, QEP Midstream was in compliance with the covenants under the QEP Midstream credit facility agreement.

QEP is not a borrower or guarantor of QEP Midstream's credit facility. In addition, QEP is not subject to any of the restrictions or covenants contained in QEP Midstream's credit agreement. Outstanding indebtedness under QEP Midstream's credit facility is not included in the definition of indebtedness under QEP's credit facility.

Term Loan

QEP's $300.0 million term loan facility provides for borrowings at short-term interest rates and contains covenants, restrictions and interest rates that are substantially the same as QEP’s revolving credit facility. The term loan matures in April 2017, and the maturity date may be extended one year with the agreement of the lenders. During the nine months ended September 30, 2013 and 2012, QEP’s weighted-average interest rate on borrowings from the term loan was 2.23% and 2.02%, respectively. At September 30, 2013 and December 31, 2012, QEP was in compliance with the covenants under the term loan credit agreement.

Senior Notes

At September 30, 2013, the Company had $2,221.8 million principal amount of senior notes outstanding with maturities ranging from September 2016 to May 2023 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of our other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP’s senior notes contain customary events of default and covenants that may limit QEP’s ability to, among other things, place liens on its property or assets.

Note 11– Contingencies

QEP is involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of its business. QEP assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, QEP may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter. QEP's litigation loss contingencies are discussed below. QEP is unable to estimate reasonably possible losses in excess of recorded accruals for these contingencies for the reasons set forth above. QEP believes, however, that the resolution of pending proceedings will not have a material effect on QEP's consolidated financial position, results of operations or cash flows.

Environmental Claims

In October 2009, QEP received a cease and desist order from the U.S. Army Corps of Engineers (COE) to refrain from unpermitted work resulting in the discharge of dredged and/or fill material into waters of the United States at three sites located in Caddo and Red River Parishes, Louisiana. Region 6 of the U.S. Environmental Protection Agency (EPA) has assumed lead responsibility for enforcement of the cease and desist order and any possible future orders for the removal of unauthorized fills and/or civil penalties under the Clean Water Act. On June 28, 2013, the EPA issued to QEP an Administrative Complaint for the alleged violations. QEP and the EPA reached an agreement to settle the alleged violations through an Administrative Order, under the terms of which QEP paid an administrative penalty of $0.2 million. The Administrative Order is final. In 2012, QEP completed a field audit, which identified 112 additional instances affecting approximately 90 acres where work may have been conducted in violation of the Clean Water Act. QEP has disclosed each of these instances to the EPA under the EPA's Audit Policy (to reduce penalties) and to the COE. QEP is working with the EPA and the COE to resolve these matters, which will require the Company to undertake certain mitigation and permitting activities, and may require QEP to pay a monetary penalty.

In July 2010, QEP received a Notice of Potential Penalty (NOPP) from the Louisiana Department of Environmental Quality (LDEQ) regarding the assumption of ownership and operatorship of a single facility in Louisiana prior to transferring the facility's air quality permit. In 2011, QEP completed an internal audit, which identified 424 facilities in Louisiana for which QEP both failed to submit a complete permit application and to receive approval from the department prior to construction, modification, or operation. QEP has corrected and disclosed all instances of non-compliance to the LDEQ and is working with the department to resolve the NOPP. The LDEQ has assumed lead responsibility for enforcement of the NOPP and may require the Company to pay a monetary penalty.

Litigation

Chieftain Royalty Company v. QEP Energy Company, Case No CIV-11-0212-R, U. S. District Court for the Western District of Oklahoma. This statewide class action was filed in January 2011 on behalf of QEP's Oklahoma royalty owners asserting various claims for damages related to royalty valuation on all of QEP's Oklahoma wells operated by QEP or from which QEP marketed gas. These claims include breach of contract, breach of fiduciary duty, fraud, unjust enrichment, tortious breach of contract, conspiracy, and conversion, based generally on asserted improper deduction of post-production costs. The Court certified the class as to the breach of contract, breach of fiduciary duty and unjust enrichment claims. The parties successfully mediated the case in January 2013. On February 13, 2013, the parties executed a Stipulation and Agreement of Settlement (the Chieftain Settlement Agreement) providing for a cash payment from QEP to the class in the amount of $115.0 million. In consideration for the settlement payment, QEP received a full release of all claims regarding the calculation, reporting and payment of royalties from the sale of natural gas and its constituents for all periods prior to February 28, 2013, and all class members are enjoined from asserting claims related to such royalties. As part of the Chieftain Settlement Agreement, the parties also agreed on the methodology for the calculation and payment of future royalties payable by QEP, or its successors and assigns, under all class leases for the life of such leases. On May 31, 2013, the Court issued its order approving the settlement, which is now final.

Questar Gas Company v. QEP Field Services Company, Civil No. 120902969, Third Judicial District Court, State of Utah. At the closing of the Offering, the assets and agreement discussed below were assigned to QEP Midstream. QEP Field Services' former affiliate, Questar Gas Company (QGC), filed this complaint in state court in Utah on May 1, 2012, asserting claims for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) an accounting and (iv) declaratory judgment related to a 1993 gathering agreement (the 1993 Agreement) executed when the parties were affiliates. Under the 1993 Agreement, certain of QEP Field Services' systems provide gathering services to QGC charging an annual gathering rate which is based on cost of service. QGC is disputing the annual calculation of the gathering rate. The annual gathering rate has been calculated in the same manner under the 1993 Agreement since it was amended in 1998, without any prior objection or challenge by QGC. QGC was netting the disputed amount from its monthly payments of the gathering fees to QEP Field Services and has continued to net such amounts from its monthly payment to QEP Midstream. As of September 30, 2013, QEP Midstream has deferred revenue of $7.0 million related to the QGC disputed amount. Specific monetary damages are not asserted. QEP Field Services has filed counterclaims seeking damages and a declaratory judgment relating to its gathering services under the 1993 Agreement. QGC may seek to amend its complaint to add QEP Midstream as a defendant in the litigation. QEP Midstream has been indemnified by QEP for costs, expenses and other losses incurred by QEP Midstream in connection with the QGC dispute, subject to certain limitations, as set forth in the Omnibus Agreement (defined below in "Note 3 - QEP Midstream").

Note 12 – Share-Based Compensation

QEP issues stock options and restricted shares under its Long-Term Stock Incentive Plan (LTSIP) and awards performance-based share units under its Cash Incentive Plan (CIP) to certain officers, employees, and non-employee directors. QEP recognizes expense over time as the stock options, restricted shares, and performance-based share units vest. Deferred share-based compensation is included in additional paid-in capital in the Condensed Consolidated Balance Sheets. There were 11.9 million shares available for future grants under the LTSIP at September 30, 2013. Share-based compensation expense is recognized in “General and administrative” on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, QEP recognized $6.8 million and $20.0 million, respectively, in total compensation expense related to share-based compensation compared to $7.2 million and $19.5 million during the three and nine months ended September 30, 2012, respectively.

QEP Midstream maintains a unit-based compensation plan for officers, directors and employees of the general partner of QEP Midstream and its affiliates and any consultants, affiliates of the general partner, or other individuals who perform services for QEP Midstream. The QEP Midstream 2013 Long-Term Incentive Plan (the QEP Midstream LTIP) permits various types of awards, including awards of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Awards granted during 2013 under the QEP Midstream LTIP will be settled with QEP Midstream units. During the three and nine months ended September 30, 2013, QEP recognized $0.1 million in compensation expense related to QEP Midstream LTIP.

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

The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

Stock Option Assumptions
Nine Months Ended
September 30, 2013
Weighted-average grant-date fair value of awards granted during the period	$15.16
Weighted-average risk-free interest rate	1.00%
Weighted-average expected price volatility	58.3%
Expected dividend yield	0.27%
Expected term in years at the date of grant	5.5

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2012	1,697,471	$25.23
Granted	330,592	30.06
Exercised	(209,500)	9.60
Forfeited	—	—
Outstanding at September 30, 2013	1,818,563	$27.90	3.9	$3.6
Options Exercisable at September 30, 2013	1,236,211	$26.36	3.0	$3.6
Unvested Options at September 30, 2013	582,352	$31.18	5.9	$—

The total intrinsic value (the difference between the market price at the exercise date and the exercise price) of options exercised was $4.2 million and $7.1 million during the nine months ended September 30, 2013 and 2012, respectively. The Company realized $1.4 million and $2.2 million of income tax benefit for the nine months ended September 30, 2013 and 2012, respectively, which increased its Additional Paid-in-Capital (APIC) pool by $1.4 million as of September 30, 2013. As of September 30, 2013, $4.4 million of unrecognized compensation cost related to stock options granted under the LTSIP is expected to be recognized over a weighted-average period of 2.1 years. During the nine months ended September 30, 2013, QEP received $0.5 million in cash in relation to the exercise of stock options.

Restricted Shares
Restricted share grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The total fair value of restricted stock that vested during the nine months ended September 30, 2013 and 2012, was $18.4 million and $16.6 million, respectively. The Company realized $0.4 million and $0.2 million of income tax expense for the nine months ended September 30, 2013 and 2012, respectively, with $0.1 million impact to the Company's APIC pool as of September 30, 2013. The weighted average grant-date fair value of restricted stock was $30.03 per share and $30.59 per share for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $23.5 million of unrecognized compensation cost related to restricted shares granted under the LTSIP is expected to be recognized over a weighted-average vesting period of 2.2 years.

Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Weighted- Average Grant-Date Fair Value
		(per share)
Unvested balance at December 31, 2012	1,300,588	$31.78
Granted	850,824	30.03
Vested	(620,065)	31.42
Forfeited	(75,442)	30.82
Unvested balance at September 30, 2013	1,455,905	$30.96

Performance Share Units
The performance share units' cash payouts are dependent upon the Company’s total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units but delivered in cash at the end of the performance period. The weighted average grant-date fair value of the performance share units was $30.12 per share and $30.90 per share for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $8.5 million of unrecognized compensation cost, representing the fair market value of performance shares granted under the CIP, is expected to be recognized over a weighted-average vesting period of 2.0 years.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted- Average Grant-Date Fair Value
Unvested balance at December 31, 2012	283,484	$34.01
Granted	223,844	30.12
Vested	—	—
Forfeited	(1,163)	30.12
Unvested balance at September 30, 2013	506,165	$32.30

Note 13 – Employee Benefits

The Company maintains closed, defined-benefit pension and postretirement medical plans. QEP's pension plans include a qualified and a nonqualified retirement plan. The Company's postretirement medical plan is unfunded and provides certain health care and life insurance benefits for certain retired employees. During the nine months ended September 30, 2013, the Company made contributions of $8.1 million to its funded pension plan, and $2.7 million to its unfunded pension plan. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2013, the Company expects to contribute approximately $0.4 million to its unfunded pension plans and approximately $0.1 million for retiree health care and life insurance benefits. No additional contributions are planned for the funded pension plan during the remainder of 2013.

The following table sets forth the Company’s pension and postretirement benefits net periodic benefit costs:

	Pension
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$0.7	$1.1	$2.6	$3.0
Interest cost	1.2	1.3	3.7	3.7
Expected return on plan assets	(0.9)	(0.9)	(2.9)	(2.7)
Amortization of prior service costs	1.2	1.3	3.7	3.9
Amortization of actuarial loss	0.5	0.6	1.7	1.0
Periodic expense	$2.7	$3.4	$8.8	$8.9

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	—	—	0.2	0.2
Amortization of prior service costs	0.1	0.1	0.3	0.3
Recognized net actuarial loss	0.1	—	0.1	—
Periodic expense	$0.3	$0.2	$0.7	$0.6

Note 14 – Operations by Line of Business

QEP’s lines of business include natural gas and oil exploration and production (QEP Energy), midstream field services, which includes the ownership and operation of QEP Midstream (QEP Field Services), and marketing and corporate (QEP Marketing & Resources). The lines of business are managed separately and therefore the financial information is presented separately due to the distinct differences in the nature of operations of each line of business, among other factors. QEP owns a 57.8% ownership interest in QEP Midstream and it is consolidated under the voting interest model in QEP Field Services' operating results. The outside ownership interest in QEP Midstream is presented separately as a noncontrolling interest.

The following table is a summary of operating results for the three months ended September 30, 2013, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$538.5	$66.9	$167.4	$—	$772.8
From affiliated customers	—	33.2	272.8	(306.0)	—
Total Revenues	538.5	100.1	440.2	(306.0)	772.8
Operating expenses
Purchased gas, oil and NGL expense	39.2	—	438.2	(272.4)	205.0
Lease operating expense	43.5	—	—	1.5	45.0
Natural gas, oil and NGL transportation and other handling costs	65.1	3.4	—	(34.0)	34.5
Gathering, processing and other	—	22.0	0.4	—	22.4
General and administrative	33.5	15.8	1.1	(1.1)	49.3
Production and property taxes	40.4	2.0	0.1	—	42.5
Depreciation, depletion and amortization	236.0	16.8	0.3	—	253.1
Other operating expenses	5.6	—	—	—	5.6
Total operating expenses	463.3	60.0	440.1	(306.0)	657.4
Net gain from asset sales	12.8	—	—	—	12.8
Operating income (loss)	88.0	40.1	0.1	—	128.2
Realized and unrealized losses on derivative contracts	(25.6)	—	(2.2)	—	(27.8)
Interest and other income	2.6	0.8	52.3	(51.7)	4.0
Income from unconsolidated affiliates	—	0.8	—	—	0.8
Interest expense	(49.2)	(3.2)	(41.0)	51.7	(41.7)
Income before income taxes	15.8	38.5	9.2	—	63.5
Income tax provision	(6.2)	(12.7)	(3.5)	—	(22.4)
Net income	9.6	25.8	5.7	—	41.1
Net income attributable to noncontrolling interest	—	(3.8)	—	—	(3.8)
Net income attributable to QEP	$9.6	$22.0	$5.7	$—	$37.3

The following table is a summary of operating results for the three months ended September 30, 2012, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$374.0	$77.9	$90.5	$—	$542.4
From affiliated customers	—	31.8	145.8	(177.6)	—
Total Revenues	374.0	109.7	236.3	(177.6)	542.4
Operating expenses
Purchased gas, oil and NGL expense	45.9	4.9	236.7	(144.9)	142.6
Lease operating expense	43.1	—	—	(0.9)	42.2
Natural gas, oil and NGL transportation and other handling costs	59.8	6.9	—	(30.4)	36.3
Gathering, processing and other	—	21.8	0.1	0.2	22.1
General and administrative	31.6	10.5	1.2	(1.6)	41.7
Production and property taxes	22.5	1.7	0.1	—	24.3
Depreciation, depletion and amortization	218.5	15.9	0.2	—	234.6
Other operating expenses	11.2	—	—	—	11.2
Total operating expenses	432.6	61.7	238.3	(177.6)	555.0
Operating (loss) income	(58.6)	48.0	(2.0)	—	(12.6)
Realized and unrealized gains (losses) on derivative contracts	41.4	(0.6)	(4.7)	—	36.1
Interest and other income	(0.2)	—	28.4	(28.4)	(0.2)
Income from unconsolidated affiliates	—	2.3	—	—	2.3
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense	(24.1)	(3.5)	(30.8)	28.4	(30.0)
(Loss) income before income taxes	(41.5)	46.2	(9.1)	—	(4.4)
Income tax benefit (provision)	15.3	(16.5)	3.5	—	2.3
Net (loss) income	(26.2)	29.7	(5.6)	—	(2.1)
Net income attributable to noncontrolling interest	—	(1.0)	—	—	(1.0)
Net (loss) income attributable to QEP	$(26.2)	$28.7	$(5.6)	$—	$(3.1)

The following table is a summary of operating results for the nine months ended September 30, 2013, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$1,575.2	$203.6	$441.5	$—	$2,220.3
From affiliated customers	—	91.4	711.7	(803.1)	—
Total Revenues	1,575.2	295.0	1,153.2	(803.1)	2,220.3
Operating expenses
Purchased gas, oil and NGL expense	159.8	8.6	1,150.6	(710.2)	608.8
Lease operating expense	130.2	—	—	(2.8)	127.4
Natural gas, oil and NGL transportation and other handling costs	180.8	11.6	—	(86.6)	105.8
Gathering, processing and other	—	65.3	1.2	—	66.5
General and administrative	100.2	36.2	3.3	(3.5)	136.2
Production and property taxes	112.7	4.8	0.2	—	117.7
Depreciation, depletion and amortization	712.1	44.3	0.7	—	757.1
Other operating expenses	13.5	—	—	—	13.5
Total operating expenses	1,409.3	170.8	1,156.0	(803.1)	1,933.0
Net gain (loss) from asset sales	113.4	(0.4)	—	—	113.0
Operating income (loss)	279.3	123.8	(2.8)	—	400.3
Realized and unrealized gains on derivative contracts	49.6	—	2.0	—	51.6
Interest and other income	7.5	1.1	158.2	(157.7)	9.1
Income from unconsolidated affiliates	—	3.7	—	—	3.7
Interest expense	(143.4)	(12.5)	(124.3)	157.7	(122.5)
Income before income taxes	193.0	116.1	33.1	—	342.2
Income tax provision	(71.1)	(40.3)	(13.6)	—	(125.0)
Net income	121.9	75.8	19.5	—	217.2
Net income attributable to noncontrolling interest	—	(5.8)	—	—	(5.8)
Net income attributable to QEP	$121.9	$70.0	$19.5	$—	$211.4

The following table is a summary of operating results for the nine months ended September 30, 2012, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$1,106.3	$254.9	$283.7	$—	$1,644.9
From affiliated customers	—	88.1	396.3	(484.4)	—
Total Revenues	1,106.3	343.0	680.0	(484.4)	1,644.9
Operating expenses
Purchased gas, oil and NGL expense	159.0	9.0	681.7	(393.8)	455.9
Lease operating expense	125.3	—	—	(2.5)	122.8
Natural gas, oil and NGL transportation and other handling costs	167.4	27.7	—	(83.6)	111.5
Gathering, processing and other	—	65.6	0.8	—	66.4
General and administrative	92.7	23.7	2.6	(4.5)	114.5
Production and property taxes	63.6	4.6	0.2	—	68.4
Depreciation, depletion and amortization	600.2	47.6	0.5	—	648.3
Other operating expenses	77.2	—	—	—	77.2
Total operating expenses	1,285.4	178.2	685.8	(484.4)	1,665.0
Net gain from asset sales	1.5	—	—	—	1.5
Operating (loss) income	(177.6)	164.8	(5.8)	—	(18.6)
Realized and unrealized gains (losses) on derivative contracts	330.4	8.3	(4.0)	—	334.7
Interest and other income	2.2	0.1	81.1	(81.0)	2.4
Income from unconsolidated affiliates	0.1	5.5	—	—	5.6
Loss on early extinguishment of debt	—	—	(0.6)	—	(0.6)
Interest expense	(71.1)	(9.4)	(83.4)	81.0	(82.9)
Income (loss) before income taxes	84.0	169.3	(12.7)	—	240.6
Income taxes	(32.4)	(59.2)	5.1	—	(86.5)
Net income (loss)	51.6	110.1	(7.6)	—	154.1
Net income attributable to noncontrolling interest	—	(2.7)	—	—	(2.7)
Net income (loss) attributable to QEP	$51.6	$107.4	$(7.6)	$—	$151.4

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

The following information updates the discussion of QEP’s financial condition provided in its 2012 Annual Report on Form 10-K filing and analyzes the changes in the results of operations between the three and nine months ended September 30, 2013 and 2012. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in QEP’s 2012 Annual Report on Form 10-K.

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

•
QEP Field Services Company (QEP Field Services, which includes the ownership and operations of QEP Midstream Partners, LP (QEP Midstream)), provides midstream field services, including natural gas gathering, processing, compression, and treating services, for affiliates and third parties, and;

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

Strategies

We create value for our shareholders through returns-focused growth, superior execution, and a low cost structure. To achieve these objectives we strive to:

•	operate in a safe and environmentally responsible manner;

•	allocate capital to those projects that generate the highest returns;

•	acquire businesses and assets that complement or expand our current business;

•	maintain a sustainable, diverse inventory of low-cost, high-margin resource plays;

•	be in the highest-potential areas of the resource plays in which we operate;

•	build contiguous acreage positions that drive operating efficiencies;

•	be the operator of our assets, whenever possible;

•	be the low-cost driller and producer in each area where we operate;

•	own a controlling interest in and operate midstream infrastructure in our core producing areas to capture value downstream of the wellhead;

•	build gas processing plants to extract liquids from our natural gas streams;

•	own or control assets to gather, compress and treat our production to drive down costs;

•	support the growth of our midstream business through the growth of a master limited partnership;

•	actively market our QEP Energy production to maximize value;

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

Outlook

The Company has substantial acreage positions and operations in some of the most prolific hydrocarbon resource plays in the continental United States, including the Williston Basin, Pinedale Anticline, Uinta Basin, Woodford "Cana" and Haynesville Shale. These resource plays are characterized by unconventional oil or natural gas accumulations in continuous tight sands or shales that underlie broad geographic areas. The lateral continuity of such resource plays means that aside from wells abandoned due to mechanical issues, the Company does not expect to drill many unsuccessful wells as it develops these resource plays. Resource plays allow the Company the opportunity to gain considerable operational efficiencies through high-density, repeatable drilling and completion operations. The Company has a large inventory of lower-risk, predictable development drilling locations across its acreage holdings in the onshore United States that provide a solid base for consistent growth in organic production and reserves. QEP believes that it has one of the lowest cash operating structures among its exploration and production company peers. However, in certain of its resource plays, QEP, along with its peers, has experienced increased drilling and completion costs which could impact near term drilling plans.

While historically a natural gas producer, the Company has increased its focus on growing the relative proportion of crude oil and NGL production in its exploration and production business. As part of the Company's liquids growth strategy, during the third quarter of 2012, QEP Energy acquired oil and gas properties in the Williston Basin for an aggregate purchase price of $1.4 billion (the 2012 Acquisition). During the first nine months of 2013, QEP Energy increased its crude oil and NGL (natural gas liquids) production by 34% compared to the first three quarters of 2012. During the first three quarters of 2013, crude oil and NGL revenue accounted for approximately 57% of QEP Energy’s field-level production revenues, compared to 50% during the first three quarters of 2012.

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

QEP owns and operates, directly or through QEP Midstream, gathering and natural gas processing and treatment facilities in the majority of its core producing areas outside of Oklahoma and Texas. These assets enable the Company to promptly connect its wells, better control its costs, and generate a significant, consistent revenue stream by providing gathering and processing services to third parties. In August 2014, QEP Midstream, a master limited partnership formed by QEP to hold certain midstream gathering assets, completed its initial public offering. QEP expects that QEP Midstream will support the growth of QEP’s midstream business and allow QEP to raise additional capital through the drop-down of assets to QEP Midstream.

Financial and Operating Results

QEP Energy reported total equivalent production of 78.0 Bcfe during the third quarter of 2013 and 233.9 Bcfe in the first three quarters of 2013, a decrease of 4% and 1%, respectively, over the same periods in 2012. Crude oil and NGL production in the third quarter and first three quarters of 2013 was 3,798.6 Mbbls and 10,546.2 Mbbls, a combined increase of 34% from the same periods in 2012. The Company's 2012 Acquisition contributed 831.2 Mbbls and 2,131.8 Mbbls of crude oil or NGL production in the third quarter and first three quarters of 2013, respectively.

During the third quarter of 2013, QEP Field Services' gathering throughput volumes decreased 13%, and NGL sales volumes decreased 42%, while fee-based processing volumes were 5% higher than the third quarter of 2012. During the first three quarters of 2013, QEP Field Services' gathering throughput volumes decreased 13%, NGL sales volumes decreased 47% and fee-based processing volumes were 1% lower compared to the first three quarters of 2012.

During the third quarter and first three quarters of 2013, QEP Energy benefited from increased average realized prices compared to 2012. QEP Energy’s average total net realized equivalent price (including the impact of settled commodity derivatives) increased 31% to $6.71 per Mcfe for the third quarter of 2013 and increased 24% to $6.50 per Mcfe for the first three quarters of 2013 compared to the first three quarters of 2012. As a result of low ethane prices relative to natural gas prices, QEP Field Services' processing plants, in regard to its keep-whole processing activities, operated in ethane rejection mode (where the majority of ethane is left in the production stream and sold as natural gas) through the end of the third quarter of 2013. When in ethane rejection mode, NGL volumes are lower and average NGL prices are higher as a result of the remaining components of the NGL stream having a higher price than ethane. During the third quarter and first three quarters of 2013, NGL sales volumes declined, the impact of which was partially offset by an increase in average net realized NGL sales prices of 32% and 12%, respectively. During the third quarter and first three quarters of 2013, QEP Field Services' fee-based processing rates increased 7% and 11%, respectively, while fee-based gathering rates were flat during the third quarter and the first three quarters of 2013.

On August 14, 2013, QEP Midstream completed its initial public offering (the Offering) of 20,000,000 common units, representing limited partner interests in QEP Midstream, at a price to the public of $21.00 per common unit. QEP Midstream received net proceeds of $390.7 million from the sale of the common units, after deducting underwriting discounts and commissions, structuring fees and offering expenses of approximately $29.3 million. Following the Offering, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 common units, at a price of $21.00 per common unit, providing additional net proceeds of $58.9 million, after deducting underwriters' discounts and commissions and structuring fees of $4.1 million, to QEP Midstream. QEP Midstream used the net proceeds to repay its outstanding debt balance with QEP, which was assumed with the assets contributed to the Partnership, pay revolving credit facility origination fees and make a cash distribution to QEP, a portion of which was used to reimburse QEP for certain capital expenditures it incurred with respect to assets contributed to QEP Midstream.

QEP contributed gathering assets which are located in, or within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota. QEP utilized the proceeds of the cash distribution it received from QEP Midstream in connection with the Offering to fund ongoing operations, to repay debt under the Company's revolving credit facility and for general corporate purposes. Following the Offering, QEP owns a 57.8% ownership interest in QEP Midstream and consolidates QEP Midstream for financial reporting purposes.

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

QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% of its forecasted annual production by the end of the first quarter of each fiscal year. At September 30, 2013, assuming 2013 annual production of 312.5 Bcfe, QEP Energy had approximately 55% of its forecasted natural gas equivalent production covered with fixed-price swaps, including 59% of its forecasted natural gas production and 66% of its forecasted crude oil production covered with fixed-price swaps. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk Management” for further details concerning QEP’s commodity derivatives transactions. In addition, as a result of the continued spread between oil and natural gas prices, QEP Energy has allocated approximately 98% of its forecasted 2013 drilling and completion capital expenditure budget to oil and liquids-rich natural gas projects in its portfolio.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the outlook of the global economy, including the European debt crisis and its potential impact on global economic growth and the banking and financial sectors, political unrest in the Middle East and Africa, a slowing of growth in Asia, the United States federal budget deficit and debt ceiling crisis, the recent partial shut-down of Federal government offices including the Department of Interior (including the Bureau of Land Management (BLM) and Bureau of Indian Affairs (BIA) which process permits to drill and rights-of-way for construction of gathering lines and other midstream infrastructure on federal (BLM) and Native American (BIA and BLM) minerals and surface), changes in regulatory oversight policy and commodity price volatility. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP could have a significant impact on natural gas, NGL and crude oil supply, demand and prices, the Company's ability to continue its planned drilling programs on federal and Native American lands, and could materially impact the Company's financial position, results of operations and cash flow from operations.

Supply, Demand and Other Market Risk Factors
U.S. natural gas directed drilling rig count decreased during 2012 and continued to decrease in the first two quarters of 2013 and flattened in the third quarter of 2013 as producers reduced drilling for natural gas in response to lower natural gas prices. A reduction in natural gas production has lagged the downturn in the natural gas rig count, because natural gas producers have a significant inventory of drilled wells waiting on completion, continued efficiency gains allowing more wells to be drilled and completed per operating rig, and higher per-well natural gas production from horizontal wells which now dominate U.S. completions. As a result of the lag, U.S. natural gas production did not decline in 2012 and has not yet declined in 2013. However, strong natural gas demand from electric power generation has resulted in a general firming of natural gas prices during the last half of 2012 and 2013. Despite increased natural gas prices during the third quarter and first nine months of 2013, QEP expects U.S. natural gas prices to remain range-bound over the near term. Relatively low natural gas prices have caused U.S. E&P companies, including QEP, to shift capital investments away from predominantly dry gas areas toward plays that are known to have liquids-rich natural gas and crude oil. This shift in focus has caused domestic NGL production to increase dramatically. Increased NGL production, several warmer-than-average winters, and price dislocations from infrastructure bottlenecks in certain regions, have all contributed to a weakening of domestic NGL prices, particularly ethane. QEP expects NGL prices to remain range-bound for the foreseeable future. QEP anticipates global crude oil prices to remain near current levels, assuming the global economy and socio-political backdrops remain relatively stable. Disruption to the global oil supply system, political and/or economic instability, and/or other factors could trigger additional volatility in crude oil prices. In addition, transportation, refining, or other infrastructure constraints could introduce significant price differentials between regional markets where QEP sells its crude oil production and national (NYMEX or Cushing) and global (Brent or U.S. Gulf Coast) markets. Because of the global and regional price volatility and the uncertainty around the commodity price environment, QEP continues to manage its capital spending program and financial flexibility accordingly.

Potential for Future Asset Impairments
The carrying value of the Company's properties is sensitive to declines in natural gas, crude oil and NGL prices. These assets are at risk of impairment if future prices for natural gas, crude oil or NGL prices decline and/or drilling and completion costs increase. The cash flow model that the Company uses to assess proved properties for impairment includes numerous assumptions, such as management's estimates of future oil, gas and NGL production, market outlook on forward commodity prices, operating and development costs, and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward natural gas, crude oil or NGL prices alone could result in an impairment of properties. The Company did not record any proved property impairments during the first three quarters of 2013.

Multi-Well Pad Drilling
To reduce the costs of well location construction and rig mobilization and demobilization and to obtain other efficiencies, QEP utilized multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production, which may cause volatility in QEP’s quarterly operating results.

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

RESULTS OF OPERATIONS

Net Income (Loss)

QEP’s net income for the third quarter of 2013 was $37.3 million, or $0.21 per diluted share, compared to a net loss of $3.1 million, or $0.02 per diluted share, in the third quarter of 2012. The increase in the third quarter of 2013 was due to a $35.8 million increase in QEP Energy’s net income and an $11.3 million increase in QEP Marketing and Resources' net income, offset by a $6.7 million decrease in QEP Field Services' net income when compared to the third quarter of 2012. QEP Energy's net income increase was primarily related to the higher realized equivalent prices and increased oil volumes and the $12.8 million net gain primarily recorded in connection with sales of certain non-core properties partially offset by lower realized gains on derivative instruments, higher depreciation, depletion and amortization expenses, and higher interest expense when compared to the third quarter of 2012. The increase in QEP Marketing and Resources' net income is related to intercompany interest income from interest expense charges to QEP's subsidiaries. QEP Field Services’ decrease in net income during the third quarter of 2013 was driven by an 18% decrease in the keep-whole processing margin and a 13% lower gathering margin.

QEP’s net income for the first three quarters of 2013 was $211.4 million, or $1.18 per diluted share, compared to net income of $151.4 million, or $0.85 per diluted share in the first three quarters of 2012. The increase in the first three quarters of 2013 was primarily due to a $70.3 million increase in QEP Energy’s net income and a $27.1 million increase in QEP Marketing and Resources' net income, offset by a $37.4 million decrease in QEP Field Services' net income. QEP Energy's net income increased in the first three quarters of 2013 due to an increase in realized equivalent prices, increased oil volumes, gain from asset sales, and a decrease in property impairments, partially offset by an increase in depreciation, depletion and amortization expense, increase in production and property taxes, and interest expense and a decrease in unrealized gains on commodity derivative contracts. The increase in QEP Marketing and Resources' net income is related to intercompany interest income from interest expense charges to QEP's subsidiaries. QEP Field Services’ decrease in net income during the first three quarters of 2013 was driven by a 43% decrease in the keep-whole processing margin and 13% lower gathering margins.

The following table provides a summary of net income (loss) attributable to QEP by line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in millions)
QEP Energy	$9.6	$(26.2)	$35.8	$121.9	$51.6	$70.3
QEP Field Services	22.0	28.7	(6.7)	70.0	107.4	(37.4)
QEP Marketing and Resources	5.7	(5.6)	11.3	19.5	(7.6)	27.1
Net income (loss) attributable to QEP	$37.3	$(3.1)	$40.4	$211.4	$151.4	$60.0
Earnings per diluted share	$0.21	$(0.02)	$0.23	$1.18	$0.85	$0.33
Average diluted shares	179.5	177.9	1.6	179.4	178.6	0.8

Adjusted EBITDA

Management believes Adjusted EBITDA (a non-GAAP measure) is an important measure of the Company’s cash flow, liquidity, and ability to incur and service debt, fund capital expenditures and make distributions to shareholders. The use of this measure allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. It is also an important measure for comparing the Company’s financial performance to other gas and oil producing companies. Management defines Adjusted EBITDA as net income attributable to QEP before the following items: certain significant accrued litigation loss contingencies, depreciation, depletion and amortization (DD&A), exploration expense, impairment, gains and losses from asset sales, unrealized gains and losses on derivative contracts, interest and other income, interest expense, loss on early extinguishment of debt and income taxes.

The following table provides a summary of Adjusted EBITDA by line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in millions)
QEP Energy	$344.0	267.7	$76.3	$999.8	801.7	$198.1
QEP Field Services	51.6	66.4	(14.8)	163.1	219.4	(56.3)
QEP Marketing and Resources	(0.5)	(2.8)	2.3	(3.3)	(2.2)	(1.1)
Adjusted EBITDA	$395.1	$331.3	$63.8	$1,159.6	$1,018.9	$140.7

Adjusted EBITDA increased to $395.1 million in the third quarter of 2013 from $331.3 million in the third quarter of 2012, due to a 31% increase in average net realized equivalent prices and an 83% increase in oil production at QEP Energy offset in part by decreases in processing and gathering margins at QEP Field Services.

During the first three quarters of 2013, Adjusted EBITDA increased to $1,159.6 million from $1,018.9 million in 2012, due to 5% higher net realized natural gas prices, 7% higher net realized crude oil prices, 19% higher realized NGL prices as a result of the rejection of lower value ethane and an 80% increase in total oil production at QEP Energy that was partially offset by decreases in processing and gathering margins at QEP Field Services and lower natural gas production volumes at QEP Energy.

The following tables are reconciliations of Adjusted EBITDA to net income (loss) attributable to QEP, the most comparable GAAP financial measure:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	QEP
Three Months Ended September 30, 2013	(in millions)
Net income attributable to QEP	9.6	22.0	5.7	$37.3
Unrealized losses on derivative contracts	52.8	—	1.3	54.1
Net gain from asset sales	(12.8)	—	—	(12.8)
Interest and other income	(2.6)	(0.8)	(0.6)	(4.0)
Income tax provision	6.2	12.7	3.5	22.4
Interest expense(1)	49.2	3.1	(10.7)	41.6
Depreciation, depletion and amortization(2)	236.0	14.6	0.3	250.9
Impairment	3.8	—	—	3.8
Exploration expenses	1.8	—	—	1.8
Adjusted EBITDA	$344.0	$51.6	$(0.5)	$395.1

Three Months Ended September 30, 2012
Net (loss) income attributable to QEP	(26.2)	28.7	(5.6)	$(3.1)
Unrealized losses on derivative contracts	50.9	2.5	3.7	57.1
Interest and other income	0.2	—	—	0.2
Income tax (benefit) provision	(15.3)	16.5	(3.5)	(2.3)
Interest expense	24.1	3.5	2.4	30.0
Accrued litigation loss contingency(3)	4.3	—	—	4.3
Loss on early extinguishment of debt	—	—	—	—
Depreciation, depletion and amortization(2)	218.5	15.2	0.2	233.9
Impairment	9.0	—	—	9.0
Exploration expenses	2.2	—	—	2.2
Adjusted EBITDA	$267.7	$66.4	$(2.8)	$331.3

Nine Months Ended September 30, 2013
Net income attributable to QEP	121.9	70.0	19.5	$211.4
Unrealized losses (gains) on derivative contracts	58.7	—	(3.2)	55.5
Net (gain) loss from asset sales	(113.4)	0.4	—	(113.0)
Interest and other income	(7.5)	(1.1)	(0.5)	(9.1)
Income tax provision	71.1	40.3	13.6	125.0
Interest expense (income) (1)	143.4	12.4	(33.4)	122.4
Depreciation, depletion and amortization(2)	712.1	41.1	0.7	753.9
Impairment	4.0	—	—	4.0
Exploration expenses	9.5	—	—	9.5
Adjusted EBITDA	$999.8	$163.1	$(3.3)	$1,159.6

Nine Months Ended September 30, 2012
Net income (loss) attributable to QEP	51.6	107.4	(7.6)	$151.4
Unrealized (gains) losses on derivative contracts	(37.9)	(2.0)	7.1	(32.8)
Net gain from asset sales	(1.5)	—	—	(1.5)
Interest and other income	(2.2)	(0.1)	(0.1)	(2.4)

	QEP Energy	QEP Field Services	QEP Marketing & Resources	QEP
Income tax provision (benefit)	32.4	59.2	(5.1)	86.5
Interest expense	71.1	9.4	2.4	82.9
Accrued litigation loss contingency(3)	10.8	—	—	10.8
Loss on early extinguishment of debt	—	—	0.6	0.6
Depreciation, depletion and amortization(2)	600.2	45.5	0.5	646.2
Impairment	70.9	—	—	70.9
Exploration expenses	6.3	—	—	6.3
Adjusted EBITDA	$801.7	$219.4	$(2.2)	$1,018.9
__________________________
(1) Excludes noncontrolling interest's share of $0.1 million during the three and nine months ended September 30, 2013, of interest expense attributable to QEP Midstream.
(2) Excludes noncontrolling interests' share of $2.2 million and $0.7 million during the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $2.1 million during the nine months ended September 30, 2013 and 2012, respectively, of depreciation, depletion and amortization attributable to Rendezvous Gas Services, L.L.C and QEP Midstream.
(3) Includes certain significant litigation contingency items for the three and nine months ended September 30, 2012.

QEP ENERGY

The following table provides a summary of QEP Energy’s financial and operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues	(in millions)
Natural gas sales	$194.8	$170.3	$24.5	$610.5	$470.4	$140.1
Oil sales	253.8	117.7	136.1	656.3	335.7	320.6
NGL sales	47.7	38.6	9.1	144.4	134.3	10.1
Purchased gas, oil and NGL sales	39.3	45.3	(6.0)	156.6	159.1	(2.5)
Other	2.9	2.1	0.8	7.4	6.8	0.6
Total Revenues	538.5	374.0	164.5	1,575.2	1,106.3	468.9
Operating expenses
Purchased gas, oil and NGL expense	39.2	45.9	(6.7)	159.8	159.0	0.8
Lease operating expense	43.5	43.1	0.4	130.2	125.3	4.9
Natural gas, oil and NGL transportation and other handling costs	65.1	59.8	5.3	180.8	167.4	13.4
General and administrative	33.5	31.6	1.9	100.2	92.7	7.5
Production and property taxes	40.4	22.5	17.9	112.7	63.6	49.1
Depreciation, depletion and amortization	236.0	218.5	17.5	712.1	600.2	111.9
Exploration expenses	1.8	2.2	(0.4)	9.5	6.3	3.2
Impairment	3.8	9.0	(5.2)	4.0	70.9	(66.9)
Total Operating Expenses	463.3	432.6	30.7	1,409.3	1,285.4	123.9
Net gain from asset sales	12.8	—	12.8	113.4	1.5	111.9
Operating Income (Loss)	88.0	(58.6)	146.6	279.3	(177.6)	456.9
Realized gains on derivative instruments	27.2	92.3	(65.1)	108.3	292.5	(184.2)
Unrealized (losses) gains on derivative instruments	(52.8)	(50.9)	(1.9)	(58.7)	37.9	(96.6)
Interest and other income (loss)	2.6	(0.2)	2.8	7.5	2.2	5.3
Income from unconsolidated affiliates	—	—	—	—	0.1	(0.1)
Interest expense	(49.2)	(24.1)	(25.1)	(143.4)	(71.1)	(72.3)
Income (Loss) before Income Taxes	15.8	(41.5)	57.3	193.0	84.0	109.0
Income tax (provision) benefit	(6.2)	15.3	(21.5)	(71.1)	(32.4)	(38.7)
Net Income (Loss) Attributable to QEP	$9.6	$(26.2)	$35.8	$121.9	$51.6	$70.3

Production volumes (Bcfe)
Northern Region
Pinedale	25.2	28.0	(2.8)	70.1	73.9	(3.8)
Williston Basin	11.8	3.7	8.1	31.9	10.2	21.7
Uinta Basin	7.3	6.4	0.9	20.1	16.9	3.2
Legacy	2.6	3.6	(1.0)	9.6	10.4	(0.8)
Southern Region
Haynesville/Cotton Valley	16.2	27.9	(11.7)	57.3	86.8	(29.5)
Midcontinent	14.9	11.9	3.0	44.9	37.1	7.8
Total production	78.0	81.5	(3.5)	233.9	235.3	(1.4)
Total equivalent prices (per Mcfe)
Average equivalent field-level price	$6.36	$4.01	$2.35	$6.03	$4.00	$2.03
Commodity derivative impact	0.35	1.13	(0.78)	0.47	1.24	(0.77)
Net realized equivalent price	$6.71	$5.14	$1.57	$6.50	$5.24	$1.26

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP Energy’s major revenue categories for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Natural Gas	Oil	NGL	Total
	(in millions)
QEP Energy Production Revenues
Three months ended September 30, 2012 Revenues	$170.3	$117.7	$38.6	$326.6
Changes associated with volumes (1)	(24.2)	98.1	(6.5)	67.4
Changes associated with prices (2)	48.7	38.0	15.6	102.3
Three months ended September 30, 2013 Revenues	$194.8	$253.8	$47.7	$496.3

QEP Energy Production Revenues
Nine Months ended September 30, 2012 Revenues	470.4	335.7	134.3	$940.4
Changes associated with volumes (1)	(44.2)	270.0	(18.2)	207.6
Changes associated with prices (2)	184.3	50.6	28.3	263.2
Nine Months ended September 30, 2013 Revenues	$610.5	$656.3	$144.4	$1,411.2
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volumes from the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, by the average field-level price for the three and nine months ended September 30, 2012.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level prices from the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, by volumes for the three and nine months ended September 30, 2013.

Natural Gas Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Natural gas production volumes (Bcf)
Northern Region
Pinedale	22.0	21.7	0.3	61.1	56.9	4.2
Williston Basin	0.6	0.1	0.5	2.1	0.3	1.8
Uinta Basin	5.1	4.5	0.6	14.1	11.8	2.3
Legacy	2.2	2.9	(0.7)	8.2	8.7	(0.5)
Southern Region
Haynesville/Cotton Valley	16.1	27.7	(11.6)	57.0	86.5	(29.5)
Midcontinent	9.2	7.6	1.6	28.1	23.8	4.3
Total production	55.2	64.5	(9.3)	170.6	188.0	(17.4)
Natural gas prices (per Mcf)
Northern Region	$3.48	$2.53	$0.95	$3.59	$2.42	$1.17
Southern Region	3.57	2.73	0.84	3.56	2.56	1.00
Average field-level price	$3.52	$2.64	$0.88	$3.58	$2.50	$1.08
Commodity derivative impact	0.77	1.34	(0.57)	0.65	1.51	(0.86)
Net realized price	$4.29	$3.98	$0.31	$4.23	$4.01	$0.22

Natural gas revenues increased $24.5 million, or 14%, in the third quarter of 2013 when compared to the third quarter of 2012 due to higher field-level prices partially offset by lower volumes. The decrease in production volumes was driven by the suspension of QEP's Haynesville/Cotton Valley operated drilling program partially offset by increased production in QEP's

Pinedale, Midcontinent, Uinta Basin and Williston Basin properties. Natural gas field-level prices increased 33% during the third quarter of 2013 as a result of increased near-term demand.

Natural gas revenues increased $140.1 million, or 30%, during the first three quarters of 2013 when compared to the first three quarters of 2012 due to higher field-level prices partially offset by lower volumes. The decrease in production volumes was driven by the suspension of QEP's Haynesville/Cotton Valley operated drilling program partially offset by increased production from its drilling programs in Pinedale, the Midcontinent, Uinta Basin and Williston Basin. Natural gas field-level prices increased 43% during the first three quarters of 2013 as a result of increased near-term demand.

Oil Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Crude oil production volumes (Mbbl)
Northern Region
Pinedale	180.7	187.4	(6.7)	490.6	493.5	(2.9)
Williston Basin	1,799.1	575.9	1,223.2	4,641.9	1,584.3	3,057.6
Uinta Basin	265.7	210.4	55.3	717.3	630.7	86.6
Legacy	48.5	85.0	(36.5)	200.5	222.6	(22.1)
Southern Region
Haynesville/Cotton Valley	11.5	12.1	(0.6)	33.9	34.5	(0.6)
Midcontinent	339.2	371.8	(32.6)	1,084.6	1,007.5	77.1
Total production	2,644.7	1,442.6	1,202.1	7,168.8	3,973.1	3,195.7
Crude oil prices (per bbl)
Northern Region	$95.05	$80.00	$15.05	$91.32	$82.04	$9.28
Southern Region	102.06	86.01	16.05	92.80	91.38	1.42
Average field-level price	$95.98	$81.60	$14.38	$91.55	$84.49	$7.06
Commodity derivative impact	(5.79)	1.83	(7.62)	(0.52)	0.55	(1.07)
Net realized price	$90.19	$83.43	$6.76	$91.03	$85.04	$5.99

Oil revenues increased $136.1 million, or 116%, in the third quarter of 2013 when compared to the third quarter of 2012 due to higher volumes and higher average prices. The increase in production volumes was primarily driven by increases in the Williston Basin due to the properties acquired in the 2012 Acquisition, which contributed 773.4 Mbbls during the third quarter of 2013, and an additional 449.8 Mbbls increase in Williston Basin production related to increased development drilling on QEP's existing pre-acquisition acreage throughout 2013. Field-level oil prices increased 18% in the third quarter of 2013, primarily due to higher average West Texas Intermediate (WTI) and Brent spot crude oil prices in the third quarter of 2013 compared to 2012 and higher pricing in the Williston Basin due to an improvement in price differentials and the sale of crude oil referenced against Brent prices, which were higher than WTI prices in the third quarter of both 2013 and 2012.

Oil revenues increased $320.6 million, or 96%, in the first three quarters of 2013 when compared to the first three quarters of 2012 due to higher volumes and higher average prices. The increase in production volumes was primarily driven by increases in the Williston Basin due to the properties acquired in the 2012 Acquisition, which contributed 1,911.9 Mbbls during the first three quarters of 2013, and an additional 1,145.7 Mbbls increase in Williston Basin's production related to increased development drilling on QEP's existing pre-acquisition acreage throughout 2013. Additionally, Uinta Basin and Midcontinent oil volumes increased during the first three quarters of 2013 due to new well completions throughout the first nine months of 2013. Field-level oil prices increased 8% in the first three quarters of 2013 due to improved pricing for Williston Basin crude volumes despite a decrease in Brent crude oil prices and only a slight increase in WTI crude prices.

NGL Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
NGL production volumes (Mbbl)
Northern Region
Pinedale	355.8	861.3	(505.5)	1,005.4	2,327.2	(1,321.8)
Williston Basin	66.8	23.8	43.0	321.8	64.4	257.4
Uinta Basin	111.0	116.7	(5.7)	283.1	224.6	58.5
Legacy	12.9	23.7	(10.8)	43.8	72.7	(28.9)
Southern Region
Haynesville/Cotton Valley	3.6	2.0	1.6	12.9	6.4	6.5
Midcontinent	603.8	359.2	244.6	1,710.4	1,210.9	499.5
Total production	1,153.9	1,386.7	(232.8)	3,377.4	3,906.2	(528.8)
NGL prices (per bbl)
Northern Region	$54.91	$30.75	$24.16	$55.22	$36.79	$18.43
Southern Region	29.18	19.56	9.62	30.79	29.05	1.74
Average field-level price	$41.36	$27.83	$13.53	$42.75	$34.38	$8.37
Commodity derivative impact	—	2.46	(2.46)	—	1.66	(1.66)
Net realized price	$41.36	$30.29	$11.07	$42.75	$36.04	$6.71

NGL revenues increased $9.1 million, or 24%, during the third quarter of 2013 when compared to the third quarter of 2012 due to an increased average price per barrel partially offset by decreased production volumes. NGL prices increased 49% during the third quarter of 2013 primarily as a result of not recovering ethane from the wet gas production stream. When ethane is sold as part of the natural gas stream instead of being recovered as an NGL, the average NGL barrel sales price increases as the price of the remaining NGL components are higher than the ethane price. Pinedale NGL volumes decreased due to our processing plants running in ethane rejection mode. The decrease in Pinedale was partially offset by increases in the Midcontinent and Williston Basin. The Midcontinent increase was driven by new well completions in the Woodford "Cana" shale and Granite Wash areas while Williston Basin NGL volumes grew as a result of the 2012 Acquisition, which contributed 57.8 Mbbls in the third quarter of 2013.

During the first three quarters of 2013, NGL revenues increased $10.1 million, or 8%, when compared to the first three quarters of 2012 due to an increased price per barrel partially offset by decreased production volumes. NGL field-level prices increased 24% as a result of the rejection of lower value ethane. Production volumes decreased in Pinedale due to ethane rejection. The decrease in Pinedale was partially offset by increases in the Midcontinent, Williston Basin and Uinta Basin. The Midcontinent increase was driven by additional Woodford "Cana" shale wells, while the Williston Basin's NGL volume growth was primarily the result of the 2012 Acquisition, which contributed 219.9 Mbbls to the first three quarters of 2013. In addition, the Uinta Basin NGL volumes increased despite processing plants running in ethane rejection mode due to QEP Energy executing a fee-based processing agreement in mid-2012 with QEP Field Services for a portion of the natural gas production from the Red Wash Unit.

QEP Energy Resale Margin

QEP Energy purchases and resells gas, oil and NGL products in order to fulfill firm transportation contract commitments and mitigate potential losses. The difference between the price of the products purchased and sold creates a resale margin that represents a gain or loss for the Company. The following table is a summary of QEP Energy's financial results from its gas, oil and NGL resale activities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Resale Margin	(in millions)
Purchased gas, oil and NGL sales	$39.3	$45.3	$(6.0)	$156.6	$159.1	$(2.5)
Purchased gas, oil and NGL expense	(39.2)	(45.9)	6.7	(159.8)	(159.0)	(0.8)
Resale margin gain (loss)	$0.1	$(0.6)	$0.7	$(3.2)	$0.1	$(3.3)

During the third quarter of 2013, QEP Energy recorded a gain on resale margin of $0.1 million and during the first three quarters of 2013, QEP Energy recorded a loss on resale margin of $3.2 million as a result of its activities to utilize pipeline transportation commitments in Louisiana. The Company has transportation commitments in excess of its current production as a result of the suspension of its Haynesville drilling program.

QEP Energy Drilling Activity

The following table presents operated and non-operated well completions for the three and nine months ended September 30, 2013:

	Operated Completions				Non-operated Completions
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013		September 30, 2013		September 30, 2013
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Pinedale	22	17.3	79	59.3	—	—	—	—
Williston Basin	21	18.4	48	42.2	27	0.9	79	3.6
Uinta Basin	14	13.6	34	31.0	—	—	93	0.2
Legacy	—	—	—	—	—	—	6	0.2
Southern Region
Haynesville/Cotton Valley	—	—	5	2.4	—	—	2	0.2
Midcontinent	3	2.2	22	17.6	62	8.3	127	12.1

The following table presents operated and non-operated wells being drilled or waiting on completion at September 30, 2013:

	Operated				Non-operated
	Being drilled		Waiting on completion		Being drilled		Waiting on completion
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Pinedale	12	10.2	31	24.2	—	—	—	—
Williston Basin	15	13.6	12	10.9	24	1.6	10	0.6
Uinta Basin(1)	2	2.0	4	4.0	—	—	—	—
Legacy	—	—	—	—	—	—	—	—
Southern Region
Haynesville/Cotton Valley	—	—	—	—	9	0.1	6	0.8
Midcontinent	—	—	1	0.7	13	1.2	47	4.5

___________________________
(1) The non-operated well total for the Uinta Basin does not include wells that are being drilled by an outside operator in the Monument Butte unit in which QEP owns a very small working interest.

The term "gross" refers to all wells or acreage in which QEP has at least a partial working interest and the term "net" refers to QEP's ownership represented by that working interest. Each gross well completed in more than one producing zone is counted as a single well. QEP utilizes multi-well pad drilling where practical. Wells drilled are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location. As a result, QEP had 48 gross operated wells waiting on completion as of September 30, 2013.

Operating expenses

The following table presents certain QEP Energy operating expenses on a per unit of production basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(per Mcfe)
Depreciation, depletion and amortization	$3.02	$2.68	$0.34	$3.04	$2.55	$0.49
Lease operating expense	0.56	0.53	0.03	0.56	0.53	0.03
Natural gas, oil and NGL transportation and other handling costs	0.84	0.73	0.11	0.77	0.71	0.06
Production taxes	0.51	0.27	0.24	0.48	0.27	0.21
Operating Expenses	$4.93	$4.21	$0.72	$4.85	$4.06	$0.79

Depreciation, depletion and amortization. DD&A expense increased $17.5 million, or $0.34 per Mcfe, in the third quarter of 2013 compared to the third quarter of 2012 due to increases in the Williston Basin and Haynesville/Cotton Valley partially offset by a decrease in the Uinta Basin. The increase in the Williston Basin rate is due to the additional proved costs recorded as part of the 2012 Acquisition while the increase in the Haynesville/Cotton Valley rate was due to a year-end 2012 negative revision of proved undeveloped reserves associated with lower prices. These increases were partially offset by a decrease in the Uinta Basin rate due to a 2012 proved property impairment and the addition of proved undeveloped reserves recorded at year-end 2012.

During the first three quarters of 2013, DD&A expense increased $111.9 million, or $0.49 per Mcfe, due to increases in the Williston Basin and Haynesville/Cotton Valley partially offset by a decrease in the Uinta Basin. The increase in the Williston Basin rate is due to the additional proved costs recorded as part of the 2012 Acquisition while the increase in the Haynesville/Cotton Valley rate was due to a year-end 2012 negative revision of proved undeveloped reserves as a result of lower natural gas prices. These increases were partially offset by a decrease in the Uinta Basin rate due to a 2012 proved property impairment and the addition of proved undeveloped reserves recorded at year-end 2012.

Lease operating expense. The following table presents lease operating expenses (LOE) for QEP Energy by region on a unit of production basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(per Mcfe)
Northern Region	$0.51	$0.61	$(0.10)	$0.59	$0.59	$—
Southern Region	0.62	0.44	0.18	0.51	0.48	0.03
Average lease operating expense	0.56	0.53	0.03	0.56	0.53	0.03

QEP Energy’s LOE increased $0.4 million, or $0.03 per Mcfe, during the third quarter of 2013 compared to the third quarter of 2012. The Southern Region's LOE per Mcfe increase during the third quarter of 2013 was driven by a per Mcfe increase in its Haynesville/Cotton Valley properties due to declining production volume but relatively flat labor and pumper costs, fixed operating expenses due to the slight increase in total well count and increased repairs and maintenance costs. The Northern Region decrease was driven primarily by a per Mcfe decrease in the Williston due to cost efficiencies in the current year attributable to the 2012 Acquisition.

QEP Energy’s LOE increased $4.9 million, or $0.03 per Mcfe, during the first three quarters of 2013 compared to the first three quarters of 2012. The Northern Region's LOE per Mcfe was flat period to period due to a decrease per Mcfe in its Williston Basin properties that was offset by an increase per Mcfe in its Pinedale properties. The decrease in LOE per Mcfe in the Williston Basin was primarily due to cost efficiencies in the current year attributable to the 2012 Acquisition. The increase in LOE per Mcfe in Pinedale was primarily the result of increased workover expense in the first three quarters of 2013. The Southern Region's LOE per Mcfe increase in the first three quarters of 2013 was primarily driven by a 21% per Mcfe increase in its Haynesville properties due to declining production volumes with relatively flat LOE which was partially offset by a per Mcfe decrease at its Woodford properties due to additional cost savings measures in 2013.

Natural gas, oil and NGL transportation and other handling costs. Natural gas, oil and NGL transportation and other handling costs increased $5.3 million, or $0.11 per Mcfe, in the third quarter of 2013 when compared to the third quarter of 2012, due to cost increases in the Midcontinent and declining production volumes in the Haynesville/Cotton Valley area.

Natural gas, oil and NGL transportation and other handling costs increased $13.4 million, or $0.06 per Mcfe, in the first three quarters of 2013 when compared to the first three quarters of 2012 due to cost increases in the Williston Basin, Haynesville/Cotton Valley field and the Midcontinent. Transportation and other handling costs per Mcfe in the Williston Basin increased 45% due to increased gathering costs associated with the acquired properties from the 2012 Acquisition. Haynesville/Cotton Valley transportation and other handling costs per Mcfe increased 29% due to firm transportation commitments and declining production volumes.

Production and property taxes. In most states in which QEP Energy operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production taxes increased $17.9 million, or $0.24 per Mcfe, during the third quarter of 2013 as a result of increased natural gas, oil and NGL revenues due to higher field-level natural gas, oil and NGL prices and higher oil production.

Production taxes increased $49.1 million, or $0.21 per Mcfe, during the first three quarters of 2013 when compared to the first three quarters of 2012 as a result of increased revenues due to higher field-level natural gas, oil and NGL prices and higher oil production volumes somewhat offset by lower natural gas production volumes.

Exploration expense. Exploration expenses decreased $0.4 million during the third quarter of 2013 when compared with the third quarter of 2012. The decrease primarily related to decreases in exploration-related labor.

During the first three quarters of 2013, exploration expenses increased $3.2 million compared to the first three quarters of 2012. The 2013 increase primarily related to an increase in seismic and geographical studies of $3.0 million and an increase in exploration consulting services expense.

Impairment expense. During the third quarter and first three quarters of 2013, impairment expense was $3.8 million and $4.0 million, respectively, due to the write-off of expiring unproved leaseholds. Impairment expenses of $9.0 million and $70.9 million were recorded during the third quarter and first three quarters of 2012 on certain proved and unproved properties due to lower natural gas prices and leasehold expirations.

QEP FIELD SERVICES

The following table provides a summary of QEP Field Services’ financial and operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in millions)
Revenues
NGL sales	$23.6	$28.9	$(5.3)	$70.6	$112.7	$(42.1)
Processing (fee based)	20.6	18.2	2.4	56.4	51.8	4.6
Other processing fees	8.2	5.4	2.8	13.1	8.4	4.7
Gathering	39.2	43.9	(4.7)	114.6	131.6	(17.0)
Other gathering	8.5	8.0	0.5	31.8	28.6	3.2
Purchased gas, oil and NGL sales	—	5.3	(5.3)	8.5	9.9	(1.4)
Total Revenues	100.1	109.7	(9.6)	295.0	343.0	(48.0)
Operating expenses
Purchased gas, oil and NGL expense	—	4.9	(4.9)	8.6	9.0	(0.4)
Processing	4.4	4.7	(0.3)	12.6	12.1	0.5
Processing plant fuel and shrinkage	7.2	8.1	(0.9)	22.4	26.6	(4.2)
Gathering	10.4	9.0	1.4	30.3	26.9	3.4
Natural gas, oil and NGL transportation and other handling costs	3.4	6.9	(3.5)	11.6	27.7	(16.1)
General and administrative	15.8	10.5	5.3	36.2	23.7	12.5
Taxes other than income taxes	2.0	1.7	0.3	4.8	4.6	0.2
Depreciation, depletion and amortization	16.8	15.9	0.9	44.3	47.6	(3.3)
Total Operating Expenses	60.0	61.7	(1.7)	170.8	178.2	(7.4)
Net (loss) from asset sales	—	—	—	(0.4)	—	(0.4)
Operating Income	40.1	48.0	(7.9)	123.8	164.8	(41.0)
Interest and other income	0.8	—	0.8	1.1	0.1	1.0
Income from unconsolidated affiliates	0.8	2.3	(1.5)	3.7	5.5	(1.8)
Realized gains on derivative instruments	—	1.9	(1.9)	—	6.3	(6.3)
Unrealized (losses) gains on derivative instruments	—	(2.5)	2.5	—	2.0	(2.0)
Interest expense	(3.2)	(3.5)	0.3	(12.5)	(9.4)	(3.1)
Income before Income Taxes	38.5	46.2	(7.7)	116.1	169.3	(53.2)
Income taxes	(12.7)	(16.5)	3.8	(40.3)	(59.2)	18.9
Net income	25.8	29.7	(3.9)	75.8	110.1	(34.3)
Net income attributable to noncontrolling interest	(3.8)	(1.0)	(2.8)	(5.8)	(2.7)	(3.1)
Net Income Attributable to QEP	$22.0	$28.7	$(6.7)	$70.0	$107.4	$(37.4)

Gathering Margin

The following tables present a summary of QEP Field Services’ financial and operating results from gathering activities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Gathering Margin	(in millions)
Gathering revenues	$39.2	$43.9	$(4.7)	$114.6	$131.6	$(17.0)
Other gathering revenues	8.5	8.0	0.5	31.8	28.6	3.2
Gathering expense	(10.4)	(9.0)	(1.4)	(30.3)	(26.9)	(3.4)
Gathering margin	$37.3	$42.9	$(5.6)	$116.1	$133.3	$(17.2)
Operating Statistics
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	53.7	60.2	(6.5)	162.6	184.4	(21.8)
For affiliated customers	58.3	69.1	(10.8)	172.7	202.5	(29.8)
Total Gas Gathering Volumes	112.0	129.3	(17.3)	335.3	386.9	(51.6)
Average gas gathering revenue (per MMBtu)	$0.35	$0.34	$0.01	$0.34	$0.34	$—

During the third quarter of 2013, gathering margin declined 13% when compared to the third quarter of 2012 due to a 13% decrease in gathering system throughput and increased gathering expense. Gathering system throughput volumes decreased primarily as a result of a 46% decline at QEP Field Services' Northwest Louisiana Hub primarily due to lower QEP Energy production resulting from the suspension of drilling in Haynesville starting in mid-2012. The increase in gathering expense was primarily the results of increased labor and benefits costs due to additional compensation costs from QEP's annual incentive program allocated to QEP Field Services.

During the first three quarters of 2013, gathering margin declined 13% when compared to the first three quarters of 2012 due to a 13% decrease in gathering system throughput volumes and increased gathering expense. Gathering system throughput volumes decreased due to the 42% decline at QEP Field Services' Northwest Louisiana Hub from decreased production in the Haynesville shale play. The increase in gathering expense was primarily the result of increased labor and benefits costs due to additional compensation costs from QEP's annual incentive program allocated to QEP Field Services.

Processing Margin

The following tables present a summary of QEP Field Services’ gas processing financial and operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Processing Margin	(in millions)
NGL sales	$23.6	$28.9	$(5.3)	$70.6	$112.7	$(42.1)
Realized gains from commodity derivative contract settlements	—	1.9	(1.9)	—	6.3	(6.3)
Processing (fee-based) revenues	20.6	18.2	2.4	56.4	51.8	4.6
Other processing fees	8.2	5.4	2.8	13.1	8.4	4.7
Processing expense	(4.4)	(4.7)	0.3	(12.6)	(12.1)	(0.5)
Processing plant fuel and shrink expense	(7.2)	(8.1)	0.9	(22.4)	(26.6)	4.2
Natural gas, oil and NGL transportation and other handling costs	(3.4)	(6.9)	3.5	(11.6)	(27.7)	16.1
Processing margin	$37.4	$34.7	$2.7	$93.5	$112.8	$(19.3)
Keep-whole processing margin(1)	$13.0	$15.8	$(2.8)	$36.6	$64.7	$(28.1)

Operating Statistics
Natural gas processing volumes
NGL sales (Mbbl)	482.5	831.7	(349.2)	1,532.4	2,893.7	(1,361.3)
Average net realized NGL sales price (per bbl)(2)	$48.86	$37.03	$11.83	$46.09	$41.11	$4.98
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	26.6	26.0	0.6	75.4	83.7	(8.3)
For affiliated customers	41.7	39.0	2.7	112.1	105.5	6.6
Total fee-based processing volumes	68.3	65.0	3.3	187.5	189.2	(1.7)
Average fee-based processing revenue (per MMBtu)	$0.30	$0.28	$0.02	$0.30	$0.27	$0.03
  ____________________________

(1)	Keep-whole processing margin is calculated as NGL sales less processing plant fuel and shrink, natural gas, oil and NGL transportation and other handling costs.

(2)	Average net realized NGL sales price per gallon is calculated as NGL sales including realized gains from commodity derivative contracts settlements divided by NGL sales volumes.

Although a significant portion of QEP Field Services' gas processing services is performed for a volumetric-based fee, QEP Field Services also provides “keep-whole” processing services for certain customers. Under a keep-whole processing contract, QEP Field Services retains and sells NGL extracted at its processing plants and keeps the customer “whole” by delivering a Btu-equivalent amount of natural gas to the customer. Keep-whole processing exposes the Company to the “frac” spread. The frac spread is the difference between the market value of NGL extracted at the processing plant and the market value of an energy-equivalent volume of natural gas.

QEP Field Services' keep-whole processing margin decreased 18% during the third quarter of 2013 compared to the third quarter of 2012 due to a 42% decrease in NGL sales volumes. The decrease in NGL sales volumes is the result of processing plants running in ethane rejection mode in 2013 due to negative ethane processing margins. Partially offsetting this decline was an increase in the average net realized NGL sales price. Including the impact of gains on derivative contract settlements, average NGL realized prices increased 32% in the third quarter of 2013, primarily the result of rejection of ethane, which is normally the lower-value component of the composite NGL barrel. In addition, keep-whole margin was positively impacted in the third quarter of 2013 by decreased natural gas, oil, and NGL transportation and fractionation costs. Transportation costs were lower in the third quarter of 2013 due to the reduction in ethane volumes.

Fee-based processing revenues increased during the third quarter of 2013 compared to the third quarter of 2012 due to a 7% increase in average fee-based processing rate and a 5% increase in fee-based processing volumes. During the third quarter of 2013, the increase in fee-based processing volumes was the result of additional gas processed at the Blacks Fork and Iron Horse plants. Approximately 85% and 80% of QEP Field Services’ net operating revenue was derived from fee-based gathering and processing agreements in the third quarter of 2013 and 2012, respectively.

QEP Field Services' keep-whole processing margin decreased 43% during the first three quarters of 2013 compared to the first three quarters of 2012 due to a 47% decrease in NGL sales volumes as a result of its processing plants running in ethane rejection mode in 2013 due to negative ethane processing margins. Partially offsetting this decline was an increase in the average net realized NGL sales price. Including the impact of gains on derivative contract settlements, average NGL realized prices increased 12% in the first three quarters of 2013, due to the higher value NGL barrel. Keep-whole margins were positively impacted in the first three quarters of 2013 from decreased natural gas, oil, and NGL transportation and fractionation costs due to the reduction in ethane volumes.

Fee-based processing revenues increased during the first three quarters of 2013 compared to the first three quarters of 2012 due to an 11% increase in average fee-based processing rate, offset by a 1% decrease in fee-based processing volumes. During the first three quarters of 2013, the decrease in fee-based processing volumes was the result of lower unaffiliated volumes from a third-party shipper disruption caused by a fire at one of the shipper's compression stations. Other processing fees increased 56% in the first three quarters of 2013 due to increased deficiency payments from customers who did not meet their contractual annual minimum throughput commitments for gathering or processing volumes. Approximately 83% and 76% of QEP Field Services’ net operating revenue was derived from fee-based gathering and processing agreements in the first three quarters of 2013 and 2012, respectively.

QEP MARKETING AND RESOURCES

The following table provides a summary of QEP Marketing and Resources' financial and operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(in millions)
Revenues
Purchased gas, oil and NGL sales	$439.1	$234.9	$204.2	$1,148.5	$674.7	$473.8
Other	1.1	1.4	(0.3)	4.7	5.3	(0.6)
Total Revenues	440.2	236.3	203.9	1,153.2	680.0	473.2
Operating expenses
Purchased gas, oil and NGL expense	438.2	236.7	201.5	1,150.6	681.7	468.9
Gathering, processing and other	0.4	0.1	0.3	1.2	0.8	0.4
General and administrative	1.1	1.2	(0.1)	3.3	2.6	0.7
Production and property taxes	0.1	0.1	—	0.2	0.2	—
Depreciation, depletion and amortization	0.3	0.2	0.1	0.7	0.5	0.2
Total Operating Expenses	440.1	238.3	201.8	1,156.0	685.8	470.2
Operating Income (Loss)	0.1	(2.0)	2.1	(2.8)	(5.8)	3.0
Realized (losses) gains on derivative instruments	(0.9)	(1.0)	0.1	(1.2)	3.1	(4.3)
Unrealized (losses) gains on derivative instruments	(1.3)	(3.7)	2.4	3.2	(7.1)	10.3
Interest and other income	52.3	28.4	23.9	158.2	81.1	77.1
Loss on extinguishment of debt	—	—	—	—	(0.6)	0.6
Interest expense	(41.0)	(30.8)	(10.2)	(124.3)	(83.4)	(40.9)
Income (Loss) before Income Taxes	9.2	(9.1)	18.3	33.1	(12.7)	45.8
Income tax (provision) benefit	(3.5)	3.5	(7.0)	(13.6)	5.1	(18.7)
Net Income (Loss) Attributable to QEP	$5.7	$(5.6)	$11.3	$19.5	$(7.6)	$27.1

Resale Margin

The following table is a summary of QEP Marketing’s financial results from resale activities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Resale Margin	(in millions)
Purchased gas, oil and NGL sales	$439.1	$234.9	$204.2	$1,148.5	$674.7	$473.8
Purchased gas, oil and NGL expense	(438.2)	(236.7)	(201.5)	(1,150.6)	(681.7)	(468.9)
Realized gain (loss) on derivative instruments	(0.9)	(1.0)	0.1	(1.2)	3.1	(4.3)
Resale margin loss	$—	$(2.8)	$2.8	$(3.3)	$(3.9)	$0.6

QEP Marketing's loss on resale margin was primarily the result of the fulfillment of firm transportation contract commitments, resulting in firm transportation expenses. Purchased gas, oil and NGL sales increased by $204.2 million, or 87%, during the third quarter of 2013 compared to the third quarter of 2012 due to a $41.9 million increase in resale gas sales and a $162.3 million increase in resale oil and NGL sales. Resale natural gas sales increased due to a 31% increase in the resale price and a 4% increase in resale gas volumes. Resale oil and NGL sales increased due to a 27% increase in resale price and a 84% increase in resale volumes.

Purchased gas, oil and NGL expense, which includes transportation expense, increased 85% in the third quarter of 2013 compared to the third quarter of 2012 due to a $40.6 million increase in resale gas purchases and a $161.9 million increase in resale oil and NGL purchases. Resale natural gas purchased increased due to a 35% increase in the resale price whereas resale purchase volumes were consistent period to period. Resale oil and NGL sales increased due to an 84% increase in resale purchase volumes and a 27% increase in resale purchase price.

Purchased gas, oil and NGL sales increased by $473.8 million, or 70%, during the first three quarters of 2013 compared to the first three quarters of 2012 due to a $152.8 million increase in resale gas sales and a $321.0 million increase in resale oil and NGL sales. Resale natural gas sales increased due to a 46% increase in the resale price while resale gas volumes increased 1% period to period. Resale oil and NGL sales increased due to a 69% increase in resale volumes and a 13% increase in resale price.

Purchased gas, oil and NGL expense, which includes transportation expense, increased 69% in the first three quarters of 2013 compared to the first three quarters of 2012 due to a $148.6 million increase in resale gas purchases and a $320.6 million increase in resale oil and NGL purchases. Resale natural gas purchases increased due to a 50% increase in the resale price, partially offset by a 1% decrease in resale purchase volumes. Resale oil and NGL sales increased due to a 69% increase in resale purchase volumes and a 13% increase in resale purchase price.

OTHER CONSOLIDATED EXPENSES AND INCOME

General and administrative expense. During the third quarter of 2013, general and administrative (G&A) expense increased $7.6 million, or 18% compared to the third quarter of 2012. The increase in G&A in 2013 was primarily due to a $5.4 million increase in labor costs due to the increased number of employees and the Company's annual compensation program, and a $4.7 million increase in professional and outside services mainly related to the ongoing implementation of a new Enterprise Resource Planning system and feasibility studies. These increases were partially offset by a $2.2 million decrease in the mark-to-market value of the deferred compensation wrap plan and Cash Incentive Plan (CIP).

During the first three quarters of 2013, G&A expense increased $21.7 million, or 19%, compared to the first three quarters of 2012. The increase in G&A in 2013 was primarily due to a $13.9 million increase in labor costs due to the increased number of employees and the Company's annual compensation program, and a $15.6 million increase in professional and outside services mainly related to the ongoing implementation of a new Enterprise Resource Planning system, QEP Midstream start up costs, feasibility studies, software maintenance costs and other contracted or professional services. These increases were partially offset by a $4.5 million decrease in restructuring costs and a $4.4 million decrease in the mark-to-market value of the deferred compensation wrap plan and CIP.

Net gain from asset sales. In the first nine months of 2013, QEP Energy sold its interest in several non-core oil and gas properties for total cash proceeds of $209.1 million and a pre-tax gain on sale of $114.9 million. Both the cash proceeds and gain on sale are subject to post-closing adjustments.

Realized and unrealized (losses) gain on derivative contracts. Gains and losses on derivative instruments are comprised of both realized and unrealized gains and losses on QEP’s commodity derivative contracts and interest rate swaps, which are marked-to-market each quarter. During the third quarter of 2013, losses on commodity derivative instruments were $25.8 million, of which $26.9 million was realized gains and $52.7 million was unrealized losses. During the third quarter of 2012, gains on commodity derivative instruments were $39.0 million, of which $93.8 million was realized gains and $54.8 million was unrealized losses. Additionally, during the third quarter of 2013, losses from interest rate swaps were $2.0 million, of which $0.6 million was realized and $1.4 million was unrealized.

During the first three quarters of 2013, gains on commodity derivative instruments were $50.0 million, of which $109.0 million was realized gains and $59.0 million was unrealized losses. During the first three quarters of 2012, gains on commodity derivative instruments were $341.9 million, of which $302.5 million was realized and $39.4 million was unrealized. Additionally, during the first three quarters of 2013, gains from interest rate swaps were $1.6 million, of which $1.9 million was realized losses and $3.5 million was unrealized gains.

Interest expense. Interest expense increased $11.7 million, or 39%, during the third quarter of 2013 compared to the third quarter of 2012. The increase was attributable to average debt levels that were approximately $619.8 million, or 25% higher than average debt levels in the third quarter of 2012. The increase in average debt levels is primarily related to the issuance of QEP's $650.0 million 2023 senior notes in the third quarter of 2012, which was used to fund the 2012 Acquisition, partially offset by a lower balance under our revolving credit facility for the period ended September 30, 2013 after repayment of the revolving credit facility with the net proceeds provided by the Offering.

Interest expense increased $39.6 million, or 48%, during the first three quarters of 2013 compared to the first three quarters of 2012. The increase was attributable to average debt levels that were approximately $614.0 million, or 25%, higher than average debt levels in the first three quarters of 2012. The increase in average debt levels is primarily related to the issuance of QEP's $650.0 million 2023 senior notes in the third quarter of 2012, which was used to fund the 2012 Acquisition, partially offset by a lower balance under our revolving credit facility for the period ended September 30, 2013 after repayment of the revolving credit facility with the net proceeds provided by the Offering.

Income taxes. Income tax provision was $22.4 million during the third quarter of 2013 compared to an income tax benefit of $2.3 million during the third quarter of 2012. The increased provision was primarily the result of higher income before income taxes for the third quarter of 2013 compared to a loss before income taxes for the third quarter of 2012.

Income tax provision increased $38.5 million, or 45%, during the first three quarters of 2013 compared to the first three quarters of 2012. The increase was primarily the result of higher income before income taxes and a higher combined effective federal and state income tax rate of 36.5% for the first three quarters of 2013 compared to 36.0% for the first three quarters of 2012.

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

The following table provides QEP’s available liquidity and debt to equity ratio compared to the previous period:

	September 30, 2013	December 31, 2012
	(in millions, except %)
Cash and cash equivalents	$123.0	$—
Amount available under the QEP credit facility (1)	1,131.3	805.9
Total liquidity	$1,254.3	$805.9
Total debt	$2,882.3	$3,206.9
Total common shareholders' equity	3,426.1	3,266.0
Ratio of debt to total capital (2)	46%	50%
 ____________________________

(1)
See discussion of revolving credit facility below. Availability under the QEP credit facility is reduced by outstanding letters of credit of $3.7 million as of September 30, 2013, and $4.1 million as of December 31, 2012 and does not include $500.0 million available under QEP Midstream's credit facility.

(2)	Defined as total debt divided by the sum of total debt plus common shareholders’ equity.

QEP's Credit Facility

QEP’s revolving credit facility, which matures in August 2016, provides for loan commitments of $1.5 billion from a syndicate of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit facility also contains provisions which would allow for the amount of the facility to be increased to $2.0 billion and the maturity to be extended for two additional one-year periods. QEP’s weighted-average interest rate on borrowings from its credit facility was 2.56% during the first three quarters of 2013. At September 30, 2013, QEP was in compliance with the debt covenants under the credit agreement. At October 31, 2013, QEP had $390.5 million of borrowings and $3.8 million of letters of credit outstanding under its credit facility.

QEP Midstream's Credit Facility

On August 14, 2013, QEP Midstream entered into a $500.0 million senior secured revolving credit facility with a group of financial institutions, which matures on August 14, 2018. The credit facility contains an accordion provision that allows for the amount of the facility to be increased to $750.0 million with the agreement of the lenders. QEP Midstream's credit facility is available for QEP Midstream's working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. In addition, QEP Midstream's credit facility includes a sublimit of up to $50.0 million for letters of credit and a sublimit of up to $25.0 million for swing line loans. Substantially all of QEP Midstream's assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries, are pledged as collateral under the credit facility. In addition, the credit agreement contains restrictions and events of default customary for agreements of this nature.

There have been no borrowings under QEP Midstream's credit facility, and at September 30, 2013, QEP Midstream was in compliance with the covenants under the QEP Midstream credit agreement.

QEP is not a borrower or guarantor of QEP Midstream's credit facility. In addition, QEP is not subject to any of the restrictions or covenants contained in QEP Midstream's credit agreement. Outstanding indebtedness under QEP Midstream's credit facility is not included in the definition of indebtedness under QEP's credit agreement.

Term Loan

QEP's $300.0 million term loan facility provides for borrowings at short-term interest rates and contains covenants, restrictions and interest rates that are substantially the same as the Company’s revolving credit facility. The term loan matures in April 2017, and the maturity date may be extended one year with the agreement of the lenders. During the first three quarters of 2013, QEP’s weighted-average interest rate on the term loan was 2.23%. In conjunction with the term loan, QEP entered into interest rate swap contracts with a combined notional principal amount of $300.0 million which will mature in March 2017. Under the swap contracts, QEP pays 1.07% for the life of the swaps and receives one-month LIBOR. The interest rate at September 30, 2013, under the term loan is one-month LIBOR, plus 2.00% (the Applicable Margin) which, when combined with the fixed interest rate swaps, results in an effective rate of 3.07% for borrowings under the term loan. To the extent that the Applicable Margin under the term loan changes, the effective fixed rate paid for borrowings under the term loan will change.

Senior Notes

The Company’s senior notes outstanding as of September 30, 2013, totaled $2,221.8 million principal amount and are comprised of six issuances as follows:

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

Net cash provided by operating activities during the first three quarters of 2013 increased $6.9 million compared to the first three quarters of 2012 due to increased net income and noncash net income adjustments partially offset by a decrease in the use of cash from operating assets and liabilities. Changes in operating assets and liabilities used $8.1 million of cash in the first three quarters of 2013, mainly due to a decrease in accounts payable and accrued expenses primarily due to the $115.0 million Chieftain settlement payment in the first quarter of 2013 and an increase in deferred income taxes. Changes in operating assets and liabilities provided $54.6 million of cash in the first three quarters of 2012 primarily due to decreases in accounts receivable and increases in accounts payable and accrued expenses. Net cash provided from operating activities is presented below:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Net income	$217.2	$154.1	$63.1
Noncash adjustments to net income	769.8	763.3	6.5
Changes in operating assets and liabilities	(8.1)	54.6	(62.7)
Net cash provided from operating activities	$978.9	$972.0	$6.9

Cash Flow from Investing Activities

In the first three quarters of 2013, net cash used in investing activities was $920.6 million, compared to $2,435.7 million in the first three quarters of 2012. The decrease in cash flows used in investing activities was primarily the result of the $1.4 billion of capital expenditures incurred in the third quarter of 2012 related to the 2012 Acquisition and the 2013 proceeds of $208.3 million received from the disposition of assets, mainly attributable to QEP Energy's second and third quarters 2013 oil and gas property divestitures. The capital expenditures for the 2012 Acquisition and proceeds from asset dispositions during the first three quarters of 2013 were partially offset by an increase in cash capital expenditures during the first three quarters of 2013 when compared to the first three quarters of 2012. A comparison of capital expenditures for the first three quarters of 2013 and 2012 and a forecast for calendar year 2013 are presented in the table below:

	Nine Months Ended			Current Forecast Twelve Months Ended (1)	Prior Forecast Twelve Months Ended (2)
	September 30,
	2013	2012	Change	December 31, 2013	December 31, 2013
	(in millions)
QEP Energy	$1,108.9	$2,390.9	$(1,282.0)	$1,475.0	$1,530.0
QEP Field Services	55.5	141.2	(85.7)	80.0	120.0
QEP Marketing	0.8	0.7	0.1	1.0	1.0
QEP	17.4	5.7	11.7	24.0	24.0
Total accrued capital expenditures	1,182.6	2,538.5	(1,355.9)	1,580.0	1,675.0
Change in accruals	(53.7)	(97.5)	43.8	—	—
Total cash capital expenditures	$1,128.9	$2,441.0	$(1,312.1)	$1,580.0	$1,675.0
 ____________________________

(1)	Represents the mid-point of the most recent guidance.

(2)	Forecast as reported in the 2013 Quarterly Report on Form 10-Q, filed on July 31, 2013.

During the first three quarters of 2013, capital expenditures on a cash basis decreased 54% to $1,128.9 million, compared to $2,441.0 million during the first three quarters 2012. The decrease of $1,312.1 million in cash capital expenditures during the first three quarters of 2013 was primarily the result of QEP Energy's increased capital expenditures related to the 2012 Acquisition.

In the first three quarters of 2013, QEP Energy's capital investment, on an accrual basis, decreased $1,282.0 million over the first three quarters of 2012 to a total of $1,108.9 million. QEP Energy's capital expenditures includes $35.3 million related to property acquisitions in the Williston Basin and $4.0 million to post-closing adjustments for the 2012 Acquisition incurred in the first three quarters of 2013 compared to $1,400.3 million of property acquisitions in first three quarters of 2012 related to the 2012 Acquisition. In addition, capital expenditures increased $301.0 million in the Williston Basin due to additional drilling activity and operations in the area partially offset by a $59.2 decrease million in the Haynesville/Cotton Valley area due to the suspended drilling program, a $102.9 million decrease in Pinedale due to the reduction in the number of drilling rigs from seven to four and a $58.3 million decrease in Midcontinent capital expenditures due to reduced drilling activity.

In the first three quarters of 2013 compared to the first three quarters of 2012, QEP Field Services capital investment decreased $85.7 million, on an accrual basis, due to the higher capital expenditures during the first three quarters of 2012 for the new 150 MMcfd cryogenic gas processing plant in the Uinta Basin (Iron Horse II), which was completed during the first quarter of 2013, and the expansion of the fractionation facility at the Blacks Fork processing complex. Currently, there are no processing plants under significant construction at QEP Field Services.

At September 30, 2013, forecasted capital investments for 2013 is expected to be $1,580.0 million, comprised of $1,475.0 million at QEP Energy, $80.0 million at QEP Field Services, and $25.0 million for QEP Marketing and Resources. For the remainder of 2013, QEP intends to fund capital expenditures with cash flow from operating activities, and, if needed, borrowings under its revolving credit facility. As a result of the continued low natural gas prices, QEP plans minimal capital expenditures for the Haynesville Shale and other dry-gas development areas and to increase capital expenditures for higher return projects, including Pinedale, and oil-directed horizontal drilling in the Williston Basin and Midcontinent during the remainder of 2013. QEP Energy has allocated approximately 98% of its forecasted 2013 drilling and completion capital expenditure budget to crude oil and liquids-rich natural gas plays. QEP plans to invest a total of approximately $80.0 million in capital expenditures during 2013 to maintain and grow its midstream business including the completion of the Iron Horse II cryogenic processing plant in the Uinta Basin in the first quarter of 2013, the expansion of its gathering system in the Uinta Basin and the completion of a 10,000 Bbl/d expansion of the NGL fractionation facility located at the Blacks Fork processing complex in the second quarter of 2013. The remaining QEP Field Services' capital expenditures will be used on compressor projects, new well connections and gathering line expansion. QEP plans to invest approximately $24.0 million in capital expenditures related to corporate activities, primarily the implementation of a new Enterprise Resource Planning system. The aggregate levels of capital expenditures for 2013 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, natural gas, oil and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management’s business assessments as to where QEP’s capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP’s estimates.

Cash Flow from Financing Activities

In the first three quarters of 2013, net cash proceeds from financing activities were $64.7 million compared to $1,463.7 million in the first three quarters of 2012. During the first three quarters of 2013, QEP had borrowings from the credit facility of $1,075.0 million and repayments on the credit facility of $1,400.0 million partially funded by the net proceeds provided from the Offering partially offset by increases to the checks outstanding in excess of cash balances of $38.1 million during the first three quarters of 2013 and no debt issuances in the first three quarters of 2013. In the nine months ended September 30, 2013, QEP paid $10.8 million of regular quarterly dividends.

At September 30, 2013, long-term debt consisted of $365.0 million outstanding under the credit facility, $300.0 million under the term loan and $2,221.8 million in senior notes (including $4.5 million of net original issue discount). The $325.0 million decrease in borrowings under the credit facility during the first nine months of 2013 was primarily the results of repayment of the credit facility funded from the net proceeds provided by the Offering in the third quarter of 2013.

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

Commodity Price Risk Management

QEP’s subsidiaries use commodity price derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these same arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price swaps. The volume of commodity derivative instruments utilized by the Company may vary from year-to-year. The derivative instruments currently utilized by the Company do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of September 30, 2013, QEP held commodity price derivative contracts totaling 98.9 million MMBtu of natural gas and 11.0 million barrels of oil. At December 31, 2012, the QEP derivative contracts covered 139.4 million MMBtu of natural gas and 6.9 million barrels of oil.

The following table presents 2013 derivative positions as of October 31, 2013:

QEP Energy Commodity Derivative Positions

Year	Type of Contract	Index	Total Volumes	Weighted-average price per unit
			(in millions)
Natural gas			(MMBtu)
2013	Swap	IFNPCR	18.4	$5.49
2013	Swap	NYMEX	14.7	$3.81
2014	Swap	IFNPCR	32.9	$4.00
2014	Swap	NYMEX	25.6	$4.19
Crude oil			(Bbls)
2013	Swap	NYMEX WTI	2.1	$98.27
2013	Swap	BRENT ICE	0.1	$107.80
2014	Swap	NYMEX WTI	8.8	$93.63

QEP Marketing Commodity Derivative Positions

Year	Type of Contract	Index	Total Volumes	Weighted-average price per MMBtu
			(in millions)
Natural gas sales			(MMBtu)
2013	Swap	IFNPCR	1.6	$3.91
2014	Swap	IFNPCR	4.7	$3.77
Natural gas purchases			(MMBtu)
2013	Swap	IFNPCR	2.6	$3.56
2014	Swap	IFNPCR	0.2	$3.82

Changes in the fair value of derivative contracts from December 31, 2012 to September 30, 2013, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of gas and oil derivative contracts outstanding at December 31, 2012	$192.8
Contracts settled	(109.0)
Change in gas and oil prices on futures markets	(46.9)
Contracts added	0.7
Net fair value of gas and oil derivative contracts outstanding at September 30, 2013	$37.6

The following table shows sensitivity of fair value of gas and oil derivative contracts to changes in the market price of gas, oil and NGL and basis differentials:

September 30, 2013
(in millions)
Net fair value - asset (liability)	$37.6
Fair value if market prices of gas and oil and basis differentials decline by 10%	177.0
Fair value if market prices of gas and oil and basis differentials increase by 10%	(101.9)

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $139.5 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $139.4 million as of September 30, 2013. However, a gain or loss eventually would be substantially offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company’s commodity derivative transactions, see Note 8 – Derivative Contracts under Part I, Item 1 of this Form 10-Q.

Interest Rate Risk Management

The Company’s ability to borrow and the rates offered by lenders can be adversely affected by illiquid credit markets as described in the risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s credit facility has a floating interest rate which exposes QEP to interest rate risk. At September 30, 2013, the Company had $365.0 million outstanding under its revolving credit facility. If interest rates were to increase or decrease 10% over the nine months ended September 30, 2013, at our average level of borrowing for those same periods, our interest expense would increase or decrease by $1.3 million for both the three and nine months ended September 30, 2013 and 2012, or approximately 1% in each period.

The Company’s term loan has a floating interest rate which also exposes QEP to interest rate risk. At September 30, 2013, the Company had $300.0 million outstanding under the term loan. During the second quarter of 2012, QEP entered into interest rate swap contracts, with an aggregate notional amount of $300.0 million, to minimize the interest rate volatility risk associated with its $300.0 million term loan. QEP pays a fixed interest rate and receives a floating interest rate indexed to the one-month LIBOR. At September 30, 2013, the fair value of the interest rate swaps was a derivative liability balance of $2.5 million. A 50 basis point decrease would cause the fair value of the interest rate swaps to decrease by $4.6 million while a 50 basis point increase would cause the fair value of the interest rate swaps to increase by $5.0 million.

The remaining $2,221.8 million of the Company’s debt are Senior Notes with fixed interest rates and therefore are not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 10 – Debt under Part I, Item 1 of this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of September 30, 2013. Based on such evaluation, such officers have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 11 - Contingencies to the Company's consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Risk factors relating to the Company are set forth in its Annual Report on Form 10-K for the year ended December 31, 2012. Below are material changes to such risk factors have occurred during the three months ended September 30, 2013.

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, QEP Midstream, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the general partner of QEP Midstream, a publicly traded master limited partnership. Our control of the general partner of QEP Midstream may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to QEP Midstream. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Multi-well pad drilling may result in volatility in our operating results.
QEP utilized multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production, which may cause volatility in QEP’s quarterly operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Indemnification Agreements
On November 4, 2013, the Company entered into an indemnification agreement with each of its directors and officers (the “Indemnification Agreement”). The Indemnification Agreement supplements the indemnification rights provided under the Company's certificate of incorporation, bylaws, and applicable law. The Indemnification Agreement requires the Company to indemnify the officer or director to the fullest extent permitted under Delaware law against liability that may arise by reason of his or her service to the Company and to advance expenses incurred as a result of any proceeding against him or her as to which he or she could be indemnified. The Indemnification Agreement also provides procedures for the determination of an indemnitee's right to receive indemnification and the advancement of expenses. The Company anticipates that it will enter into substantially similar Indemnification Agreements with any new directors and officers. The form of indemnification agreement entered into by each officer and director of the Company’s subsidiaries is substantially similar to the Indemnification Agreement.
The foregoing is a summary of the material terms of the Indemnification Agreement. A copy of the form of Indemnification Agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Exhibits
10.1
Contribution, Conveyance and Assumption Agreement, dated as of August 14, 2013, by and among QEP Midstream Partners, LP, QEP Midstream Partners GP, LLC, QEP Field Services Company and QEP Midstream Partners Operating, LLC, incorporated by reference to Exhibit 10.1 to the QEP Resources, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.2
First Amendment to Term Loan Agreement, dated as of August 13, 2013, by and among QEP Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders, incorporated by reference to Exhibit 10.2 to QEP Resources, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.3
Second Amendment to Credit Agreement, dated as of August 13, 2013, by and among QEP Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders, incorporated by reference to Exhibit 10.3 to QEP Resources, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.4
Credit Agreement, dated as of August 14, 2013, among QEP Midstream Partners Operating, LLC, as the borrower, QEP Midstream Partners, LP, as the parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

10.5	QEP Midstream Partners, LP 2013 Long-Term Incentive Plan.
10.6	Form of QEP Midstream Partners, LP 2013 Long-Term Incentive Plan Phantom Unit Award Agreement.
10.7
Omnibus Agreement, dated as of August 14, 2013, by and among QEP Midstream Partners, LP, QEP Midstream Partners GP, LLC, QEP Resources, Inc., QEP Field Services Company and QEP Midstream Partners Operating, LLC.

10.8	Form of Indemnification Agreement for directors and officers.
31.1	Certification signed by Charles B. Stanley, QEP Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification signed by Richard J. Doleshek, QEP Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification signed by Charles B. Stanley and Richard J. Doleshek, QEP Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QEP RESOURCES, INC.
(Registrant)

November 5, 2013	/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

November 5, 2013	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President,
Chief Financial Officer and Treasurer