Form 10-Q
period 2014-03-31
QEP RESOURCES, INC.
filed 2014-05-07
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2014, there were 180,070,357 shares of the registrant’s common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES	(in millions, except per share amounts)
Gas sales	$222.5	$197.6
Oil sales	288.7	194.2
NGL sales	101.1	68.4
Gathering, processing and other	44.4	45.6
Purchased gas, oil and NGL sales	227.2	190.7
Total Revenues	883.9	696.5
OPERATING EXPENSES
Purchased gas, oil and NGL expense	224.3	196.8
Lease operating expense	55.3	40.1
Gas, oil and NGL transportation and other handling costs	43.4	32.8
Gathering, processing and other	25.8	20.6
General and administrative	56.6	46.0
Production and property taxes	49.3	35.9
Depreciation, depletion and amortization	240.2	254.2
Exploration expenses	2.2	5.1
Impairment	2.0	—
Total Operating Expenses	699.1	631.5
Net gain (loss) from asset sales	2.4	(0.2)
OPERATING INCOME	187.2	64.8
Realized and unrealized losses on derivative contracts (See Note 8)	(80.9)	(34.6)
Interest and other income	2.9	2.0
Income from unconsolidated affiliates	2.2	1.3
Interest expense	(42.5)	(39.4)
INCOME (LOSS) BEFORE INCOME TAXES	68.9	(5.9)
Income tax (provision) benefit	(23.4)	2.2
NET INCOME (LOSS)	45.5	(3.7)
Net income attributable to noncontrolling interest	(5.8)	(0.6)
NET INCOME (LOSS) ATTRIBUTABLE TO QEP	$39.7	$(4.3)

Earnings Per Common Share Attributable to QEP
Basic total	$0.22	$(0.02)
Diluted total	$0.22	$(0.02)

Weighted-average common shares outstanding
Used in basic calculation	179.7	177.0
Used in diluted calculation	180.0	177.0
Dividends per common share	$0.02	$0.02

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Net income (loss)	$45.5	$(3.7)
Other comprehensive income (loss), net of tax:
Reclassification of previously deferred derivative gains(1)	—	(20.1)
Pension and other postretirement plans adjustments:
Amortization of net actuarial loss (2)	0.1	0.4
Amortization of prior service cost (3)	0.9	0.8
Total pension and other postretirement plans adjustments	1.0	1.2
Other comprehensive income (loss)	1.0	(18.9)
Comprehensive income (loss)	46.5	(22.6)
Comprehensive income attributable to noncontrolling interests	(5.8)	(0.6)
Comprehensive income (loss) attributable to QEP	$40.7	$(23.2)
____________________________

(1)	Presented net of income tax benefit of $11.9 million during the three months ended March 31, 2013.

(2)	Presented net of income tax expense of $0.1 million during the three months ended March 31, 2014 and $0.2 million during the three months ended March 31, 2013, respectively.

(3)	Presented net of income tax expense of $0.4 million during the three months ended March 31, 2014 and $0.5 million during the three months ended March 31, 2013, respectively.

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$3.9	$11.9
Accounts receivable, net	586.5	408.5
Fair value of derivative contracts	—	0.2
Gas, oil and NGL inventories, at lower of average cost or market	7.8	13.4
Deferred income taxes - current	50.4	30.6
Prepaid expenses and other	61.8	54.4
Total Current Assets	710.4	519.0
Property, Plant and Equipment (successful efforts method for gas and oil properties)
Proved properties	12,401.4	11,571.4
Unproved properties	1,102.5	665.1
Midstream field services	1,719.2	1,698.1
Marketing and resources	89.4	85.5
Material and supplies	64.8	59.0
Total Property, Plant and Equipment	15,377.3	14,079.1
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	5,146.5	4,930.9
Midstream field services	425.0	409.7
Marketing and resources	24.2	22.1
Total Accumulated Depreciation, Depletion and Amortization	5,595.7	5,362.7
Net Property, Plant and Equipment	9,781.6	8,716.4
Investment in unconsolidated affiliates	38.5	39.0
Fair value of derivative contracts	3.9	1.0
Restricted Cash	—	50.0
Other noncurrent assets	45.2	51.4
TOTAL ASSETS	$10,579.6	$9,376.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$78.4	$90.9
Accounts payable and accrued expenses	581.0	434.9
Production and property taxes	62.3	51.8
Interest payable	34.2	37.2
Fair value of derivative contracts	71.8	26.7
Total Current Liabilities	827.7	641.5
Long-term debt	3,919.2	2,997.5
Deferred income taxes	1,601.7	1,560.6
Asset retirement obligations	204.3	191.8
Fair value of derivative contracts	2.9	—
Other long-term liabilities	108.1	108.6
Commitments and contingencies (see Note 11)
EQUITY
Common stock - par value $0.01 per share; 500.0 million shares authorized; 180.7 million and 179.7 million shares issued, respectively	1.8	1.8
Treasury stock - 0.6 million and 0.4 million shares, respectively	(20.9)	(14.9)
Additional paid-in capital	508.1	498.4
Retained earnings	2,953.8	2,917.8
Accumulated other comprehensive loss	(25.5)	(26.5)
Total Common Shareholders' Equity	3,417.3	3,376.6
Noncontrolling interest	498.4	500.2
Total Equity	3,915.7	3,876.8
TOTAL LIABILITIES AND EQUITY	$10,579.6	$9,376.8

See notes accompanying the condensed consolidated financial statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$45.5	$(3.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	240.2	254.2
Deferred income taxes	20.7	(9.3)
Impairment	2.0	—
Equity-based compensation	6.8	6.1
Amortization of debt issuance costs and discounts	1.7	1.5
Net (gain) loss from asset sales	(2.4)	0.2
Income from unconsolidated affiliates	(2.2)	(1.3)
Distributions from unconsolidated affiliates and other	2.7	1.5
Unrealized loss on derivative contracts	45.5	85.3
Changes in operating assets and liabilities	(38.1)	(162.4)
Net Cash Provided by Operating Activities	322.4	172.1
INVESTING ACTIVITIES
Property acquisitions	(946.6)	(23.6)
Property, plant and equipment, including dry exploratory well expense	(330.2)	(361.0)
Proceeds from disposition of assets	2.9	1.5
Acquisition deposit held in escrow	50.0	—
Net Cash Used in Investing Activities	(1,223.9)	(383.1)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(12.5)	60.0
Long-term debt issued	300.0	—
Long-term debt issuance costs paid	(1.1)	—
Proceeds from credit facility	1,643.0	1,027.0
Repayments of credit facility	(1,021.5)	(866.5)
Treasury stock repurchases	(5.5)	(7.5)
Other capital contributions	2.9	2.1
Dividends paid	(3.6)	(3.6)
Excess tax benefit on equity-based compensation	(0.6)	1.0
Distribution to noncontrolling interest	(7.6)	(1.5)
Net Cash Provided by Financing Activities	893.5	211.0
Change in cash and cash equivalents	(8.0)	—
Beginning cash and cash equivalents	11.9	—
Ending cash and cash equivalents	$3.9	$—

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$43.8	$40.7
Cash paid for income taxes	$—	4.9
Non-cash investing activities:
Change in capital expenditure accrual balance	$(11.6)	$42.6

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

•
QEP Field Services Company (QEP Field Services), which includes the ownership and operations of QEP Midstream Partners, LP (QEP Midstream), provides midstream field services, including gathering of natural gas, oil and water, natural gas processing, compression, and treating services, as well as NGL marketing services for affiliates and third parties; and

•	QEP Marketing Company (QEP Marketing) markets affiliate and third-party oil and gas, and owns and operates an underground gas storage reservoir.

QEP's operations are focused in two major regions: the Northern Region (primarily in North Dakota, Wyoming and Utah) and the Southern Region (primarily in Oklahoma, Louisiana, and Texas) of the United States. QEP's corporate headquarters are located in Denver, Colorado.

Shares of QEP’s common stock trade on the New York Stock Exchange under the ticker symbol “QEP.”

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim condensed consolidated financial statements contain the accounts of QEP and its majority-owned or controlled subsidiaries, including QEP Midstream (see Note 4 - QEP Midstream). The condensed consolidated financial statements also include the accounts of a variable interest entity where the Company is the primary beneficiary of the arrangements. The condensed consolidated financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements and the year-end balance sheet do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

In the first quarter of 2013, QEP presented certain credit facility payments and borrowings on a net basis on the Condensed Consolidated Statements of Cash Flow. These borrowings and payments were reclassified to be presented on a gross basis on the Condensed Consolidated Statement of Cash Flow in order to conform with the current period presentation. This reclassification is entirely within "Financing Activities" and has no effect on other categories or total cash on the Condensed Consolidated Statements of Cash Flows or net income or earnings per share on the Condensed Consolidated Statements of Operations.

New accounting pronouncements

During the three months ended March 31, 2014, there were no new accounting pronouncements that were applicable to QEP.

Note 3 - Acquisition

Permian Basin Acquisition

On February 25, 2014, QEP Energy acquired oil and gas properties in the Permian Basin of Texas for an aggregate purchase price of $945.0 million, subject to customary post-closing adjustments (the Permian Basin Acquisition). The acquired properties consist of approximately 26,500 net acres of producing and undeveloped oil and gas properties and approximately 270 vertical producing wells in the Permian Basin, which creates a new core area of operation for QEP Energy. The acquisition was funded with $50.0 million of restricted cash, $300.0 million from the Company's expanded term loan and approximately $595.0 million from its revolving credit facility.

Concurrent with the Permian Basin Acquisition, QEP entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. In connection with this reverse like-kind exchange, QEP assigned the ownership of the Permian Basin oil and gas properties acquired to a variable interest entity. QEP operates the properties pursuant to lease and management agreements with that entity, and has a call option which allows the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company is the primary beneficiary of these arrangements, the properties acquired are included in its Condensed Consolidated Balance Sheet as of March 31, 2014, and all revenues earned, expenses incurred, and cash flows related to the properties will be included in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows during the term of the agreement. The agreements will terminate upon the transfer of the acquired properties from the exchange accommodation titleholder to QEP following the exercise of the call option but in no event later than August 24, 2014, the expiration date for this exchange.

The Permian Basin Acquisition meets the definition of a business combination under ASC 805, Business Combinations, as it included significant proved properties. QEP allocated the cost of the Permian Basin Acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Revenues of $14.9 million and net income of $3.7 million were generated from the acquired properties from February 25, 2014, to March 31, 2014, and are included in QEP's Condensed Consolidated Statements of Operations. During the quarter ended March 31, 2014, QEP Energy's acquisition-related costs of $0.5 million which are included in "General and administrative" on the Condensed Consolidated Statements of Operations. QEP incurred $1.1 million of debt issuance costs associated with increasing the size of term loan borrowings to fund a portion of the acquisition, which are included in "Other noncurrent assets" on the Condensed Consolidated Balance Sheet.

QEP Energy recorded the Permian Basin Acquisition on its Condensed Consolidated Balance Sheets; however, the final purchase price is subject to post-closing adjustments. The following table presents a summary of the Company's preliminary purchase accounting entries:

As of March 31, 2014
(in millions)
Consideration given:
Cash consideration	$945.0
Amounts recognized for preliminary fair value of assets acquired and liabilities assumed:
Proved properties	$516.1
Unproved properties	439.7
Asset retirement obligations	(9.7)
Liabilities assumed	(1.1)
Total fair value	$945.0

The following unaudited, pro forma results of operations are provided for the three months ended March 31, 2014 and 2013. These supplemental pro forma results of operations are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the acquired properties for the period presented or that may be achieved by such properties in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors. The pro forma information is based on QEP's consolidated results of operations for the three months ended March 31, 2014 and 2013, the acquired properties' historical results of operations, and estimates of the effect of the transaction on the combined results. The pro forma results of operations have been prepared by adjusting the historical results of QEP to include the historical results of the acquired properties based on information provided by the seller and the impact of the preliminary purchase price allocation. The pro forma results of operations do not include any cost savings or other synergies that may result from the Permian Basin Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired properties.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Actual	Pro forma	Actual	Pro forma
	(in millions, except per share data)
Revenues	$883.9	$910.0	$696.5	$731.0
Net income attributable to QEP	39.7	46.7	(4.3)	3.6
Earnings per common share attributable to QEP
Basic	$0.22	$0.26	$(0.02)	$0.02
Diluted	0.22	0.26	(0.02)	0.02

Note 4 - QEP Midstream

QEP Midstream is a publicly traded master limited partnership formed by QEP to own, operate, acquire and develop midstream energy assets. QEP Midstream's assets currently consist of ownership interests in four gathering systems and two FERC regulated pipelines, which provide oil and gas gathering and transportation services. These assets are located in, or within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the Williston Basin located in North Dakota.
Initial Public Offering

On August 14, 2013, QEP Midstream completed its initial public offering (the IPO) of 20,000,000 common units, representing limited partner interests in QEP Midstream, at a price to the public of $21.00 per common unit. QEP Midstream received net proceeds of $390.7 million from the sale of the common units, after deducting underwriting discounts and commissions, structuring fees and offering expenses of $29.3 million. Following the IPO, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 common units, at a price of $21.00 per common unit, providing additional net proceeds of $58.9 million, after deducting $4.1 million of underwriters' discounts and commissions and structuring fees, to QEP Midstream.

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

Total proceeds from the IPO	$483.0
IPO Costs	(33.4)
Net proceeds from the IPO	449.6
QEPM Revolving credit facility origination fees	(3.0)
QEPM Repayment of outstanding debt with QEP	(95.5)
Net proceeds distributed to QEP from the IPO	$351.1

QEP Midstream Partners GP, LLC (the General Partner), a wholly owned subsidiary of QEP Field Services, serves as the general partner of QEP Midstream. QEP Field Services owns a 57.8% interest in QEP Midstream and consolidates QEP Midstream for financial reporting purposes with the portion not owned by QEP Field Services reflected as a reduction to net income and equity as a noncontrolling interest.

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

Unvested equity-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company’s unvested restricted stock does not have a contractual obligation to share in losses of the Company. The Company’s unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings per common share. There were no anti-dilutive shares during the three months ended March 31, 2014. During the three months ended March 31, 2013, 0.3 million shares were not included in diluted common shares outstanding as they were anti-dilutive due to QEP's net loss.

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Weighted-average basic common shares outstanding	179.7	177.0
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-term Stock Incentive Plan	0.3	—
Average diluted common shares outstanding	180.0	177.0

Note 6 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells, production facilities, midstream assets, and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Of the $205.4 million and $193.6 million ARO liability for the periods ended March 31, 2014 and December 31, 2013, $1.1 million and $1.8 million was included, respectively, as a current liability in "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the changes in the Company's ARO for the periods specified below:

Asset Retirement Obligations
2014
(in millions)
ARO liability at January 1,	$193.6
Accretion	2.0
Additions(1)	10.9
Revisions	(0.3)
Liabilities settled	(0.8)
ARO liability at March 31,	$205.4
____________________________
(1) Additions includes $9.7 million related to the Permian Basin Acquisition.

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

The fair value of financial assets and liabilities at March 31, 2014, is shown in the table below:

	Fair Value Measurements
	March 31, 2014
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets
Commodity derivative instruments - short-term	$—	$5.9	$—	$(5.9)	$—
Commodity derivative instruments - long-term	—	0.5	—	0.6	1.1
Interest rate swaps - long-term	—	2.8	—	—	2.8
Total financial assets	$—	$9.2	$—	$(5.3)	$3.9

Financial Liabilities
Commodity derivative instruments - short-term	$—	$73.0	$—	$(5.9)	$67.1
Interest rate swaps - short-term	—	4.7	—	—	4.7
Commodity derivative instruments - long-term	—	2.3	—	0.6	2.9
Total financial liabilities	$—	$80.0	$—	$(5.3)	$74.7
 ____________________________
(1) The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheets as the contracts contain netting provisions. Refer to Note 8 - Derivative Contracts, for additional information regarding the Company's derivative contracts.

The fair value of financial assets and liabilities at December 31, 2013, is shown in the table below:

	Fair Value Measurements
	December 31, 2013
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets
Commodity derivative instruments - short-term	$—	$5.5	$—	$(5.3)	$0.2
Commodity derivative instruments - long-term	—	0.4	—	—	0.4
Interest rate swaps - long-term	—	0.6	—	—	0.6
Total financial assets	$—	$6.5	$—	$(5.3)	$1.2

Financial Liabilities
Commodity derivative instruments - short-term	$—	$29.4	$—	$(5.3)	$24.1
Interest rate swaps - short-term	—	2.6	—	—	2.6
Total financial liabilities	$—	$32.0	$—	$(5.3)	$26.7
_______________________
(1) The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheets as the contracts contain netting provisions. Refer to Note 8 - Derivative Contracts, for additional information regarding the Company's derivative contracts.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	March 31, 2014		December 31, 2013
	(in millions)
Financial assets
Cash and cash equivalents	$3.9	$3.9	$11.9	$11.9
Financial liabilities
Checks outstanding in excess of cash balances	$78.4	$78.4	$90.9	$90.9
Long-term debt	$3,919.2	$4,018.0	$2,997.5	$3,034.9

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

Note 8 – Derivative Contracts

QEP has established policies and procedures for managing commodity price volatility through the use of derivative instruments. In the normal course of business, QEP uses commodity price derivative instruments to reduce the impact of potential downward movements in commodity prices on cash flow, returns on capital investment, and other financial results. However, these instruments typically limit gains from favorable price movements. The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. QEP may enter into commodity derivative contracts for up to 100.0% of forecasted production from proved reserves. In addition, QEP may enter into commodity derivative contracts on a portion of its extracted NGL volumes in its midstream business and a portion of its gas sales and purchases for marketing transactions. QEP does not enter into commodity derivative instruments for speculative purposes.

QEP uses commodity derivative instruments known as fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. QEP's commodity derivative instruments do not require the physical delivery of gas, oil, or NGL between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the contract volume, for the settlement period. Gas price derivative instruments are typically structured as fixed-price swaps at regional price indices. Oil price derivative instruments are typically structured as NYMEX fixed-price swaps based at Cushing, Oklahoma or oil price swaps that use IntercontinentalExchange, Inc. (ICE), Brent oil prices as the reference price. QEP also enters into crude oil basis swaps to achieve a fixed price swap for a portion of its oil that it sells at prices that reference ICE Brent and Light Louisiana Sweet (LLS).

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

Effective January 1, 2012, QEP elected to de-designate all of its gas, oil and NGL derivative contracts that were previously designated as cash flow hedges and discontinue hedge accounting prospectively. As a result of discontinuing hedge accounting, the mark-to-market values at December 31, 2011, were fixed in Accumulated Other Comprehensive Income (AOCI) as of the de-designation date and are being reclassified into the Condensed Consolidated Statements of Operations as the transactions settle and affect earnings. As of December 31, 2013, all mark-to-market value was reclassified from AOCI. During the three months ended March 31, 2013, $20.1 million of unrealized gains, after tax, were reclassified from AOCI into the Condensed Consolidated Statements of Operations in "Realized and unrealized losses on derivative contracts" as the transactions settled.

All realized and unrealized gains and losses from derivative instruments incurred after January 1, 2012, are presented in the Condensed Consolidated Statements of Operations in "Realized and unrealized losses on derivative contracts" below operating income.

QEP also uses interest rate swaps to mitigate a portion of its exposure to interest rate volatility risk associated with its $600.0 million term loan. For the $300.0 million term loan issued during 2012, QEP locked in a fixed interest rate of 1.07% in exchange for a variable interest rate indexed to the one-month LIBOR. For the incremental $300.0 million borrowed under the term loan during 2014, QEP locked in a fixed interest rate of 0.86%. The average effective interest rate on the $600.0 million term loan is 2.96%. The interest rate swaps settle monthly and will mature in March 2017.

QEP Energy Derivative Contracts
The following table sets forth QEP Energy’s quantities and average prices for its commodity derivative contracts as of March 31, 2014:

Year	Type of Contract	Index	Total Volumes	Average Swap price per unit
			(in millions)
Gas sales			(MMBtu)
2014	SWAP	NYMEX	22.0	$4.22
2014	SWAP	IFNPCR	60.5	$4.08
2015	SWAP	NYMEX	25.6	$4.14
2015	SWAP	IFNPCR	7.3	$3.97
Oil sales			(Bbls)
2014	SWAP	NYMEX WTI	8.1	$92.61
2015	SWAP	NYMEX WTI	4.0	$87.64

The following table sets forth QEP Energy's oil basis swaps as of March 31, 2014:

Year	Index	Index Less Differential	Total Volumes	Weighted Average Differential
			(in millions)
Oil basis swaps			(Bbls)
2014	NYMEX WTI	ICE Brent	0.6	$13.78
2014	NYMEX WTI	LLS	0.5	$4.00
2015	NYMEX WTI	LLS	0.1	$4.00

QEP Marketing Derivative Contracts
QEP Marketing enters into commodity derivative transactions to lock in a margin on gas volumes placed into storage and for marketing transactions in which QEP Marketing sells gas volumes at a fixed price. The following table sets forth QEP Marketing’s volumes and swap prices for its commodity derivative contracts as of March 31, 2014:

Year	Type of Contract	Index	Total Volumes	Average Swap price per MMBtu
			(in millions)
Gas sales			(MMBtu)
2014	SWAP	IFNPCR	2.9	$3.75
Gas purchases			(MMBtu)
2014	SWAP	IFNPCR	0.9	$3.82

QEP's Derivative Contracts
The following table sets forth QEP’s notional amount and interest rate for its interest rate swaps outstanding as of March 31, 2014:

Notional amount	Type of Contract	Maturity	Fixed Rate Paid	Variable Rate Received
(in millions)
$300.0	Swap	March 2017	1.07%	One-month LIBOR
$300.0	Swap	March 2017	0.86%	One-month LIBOR
$600.0			0.96%

QEP Derivative Financial Statement Presentation
The following table identifies the condensed consolidated balance sheet location of QEP’s outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation in the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
		(in millions)		(in millions)
Current:
Commodity	Fair value of derivative contracts	$5.9	$5.5	$73.0	$29.4
Interest rate swaps	Fair value of derivative contracts	—	—	4.7	2.6
Long-term:
Commodity	Fair value of derivative contracts	0.5	0.4	2.3	—
Interest rate swaps	Fair value of derivative contracts	2.8	0.6	—	—
Total derivative instruments		$9.2	$6.5	$80.0	$32.0

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized losses on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following tables:

	Three Months Ended
Derivative instruments not designated as cash flow hedges	March 31,
	2014	2013
Realized gains (losses) on commodity derivative contracts	(in millions)
QEP Energy
Gas derivative contracts	$(20.4)	$44.6
Oil derivative contracts	(12.9)	5.2
QEP Marketing
Gas derivative contracts	(1.4)	1.5
Total realized (losses) gains on commodity derivative contracts	(34.7)	51.3
Unrealized gains (losses) on commodity derivative contracts
QEP Energy
Gas derivative contracts	(24.3)	(64.3)
Oil derivative contracts	(20.9)	(19.7)
QEP Marketing
Gas derivative contracts	(0.3)	(1.7)
Total unrealized losses on commodity derivative contracts	(45.5)	(85.7)
Total realized and unrealized losses on commodity derivative contracts	$(80.2)	$(34.4)

Realized gains (losses) on interest rate swaps
Realized losses on interest rate swaps	$(0.7)	$(0.6)
Unrealized gains (losses) on interest rate swaps
Unrealized (losses) gains on interest rate swaps	—	0.4
Total realized and unrealized losses on interest rate swaps	$(0.7)	$(0.2)
Total net realized (losses) gains on derivative contracts	$(35.4)	$50.7
Total net unrealized losses on derivative contracts	(45.5)	(85.3)
Grand Total	$(80.9)	$(34.6)

Note 9 – Restructuring Costs

In December 2013, QEP announced its plan to pursue a separation of its midstream business, QEP Field Services. In connection with this announcement, the Board of Directors approved an employee retention plan to provide substantially all QEP Field Services' employees as of December 1, 2013, with a one-time lump-sum cash payment on December 31, 2014, or whenever the separation of QEP Field Services occurs, whichever is earlier, conditioned on continued employment with QEP Field Services or a successor through the payment date unless the employee is terminated prior to such date.

During the first quarter of 2012, QEP began incurring costs related to the closure of its Oklahoma City office and the subsequent consolidation of its Southern Region operations into a single regional office located in Tulsa. During the second half of 2012, QEP incurred additional restructuring and reorganization costs related to consolidating various corporate and accounting functions to the Denver corporate headquarters. The creation of one office for QEP’s Southern Region as well as the consolidation of corporate and accounting functions increased efficiency, team-based collaboration and organizational productivity. As part of the reorganization, QEP incurred costs associated with the severance, retention and relocation of employees, additional pension expenses, exit costs associated with the termination of operating leases arising from office space that will no longer be utilized by the Company and other expenses. All remaining restructuring costs related to the office consolidations were incurred during 2013.

The following table summarizes, by line of business, each major type of restructuring cost expected to be incurred and the total amounts recorded in "General and administrative" expense on the Condensed Consolidated Statements of Operations for the respective periods indicated:

	Total Restructuring Costs
	Total Expected to be Incurred	Recognized in Income
		Period from Inception to March 31, 2014	Three Months Ended March 31,
			2014	2013
QEP Energy	(in millions)
One-time termination benefits	$3.3	$3.3	$—	$0.2
Retention & relocation expense	3.7	3.7	—	0.1
Lease termination costs	0.6	0.6	—	—
Total restructuring costs	$7.6	$7.6	$—	$0.3

QEP Field Services
One-time termination benefits	$—	$—	$—	$—
Retention & relocation expense	10.1	3.2	2.3	—
Lease termination costs	—	—	—	—
Total restructuring costs	$10.1	$3.2	$2.3	$—

QEP Marketing
One-time termination benefits	$0.3	$0.3	$—	$0.1
Retention & relocation expense	—	—	—	—
Lease termination costs	—	—	—	—
Total restructuring costs	$0.3	$0.3	$—	$0.1

Total QEP
One-time termination benefits	$3.6	$3.6	$—	$0.3
Retention & relocation expense	13.8	6.9	2.3	0.1
Lease termination costs	0.6	0.6	—	—
Total restructuring costs	$18.0	$11.1	$2.3	$0.4

The following is a reconciliation of the restructuring liability, by line of business, which is included within “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets:

	QEP Energy	QEP Field Services	QEP Marketing	Total
	(in millions)
Balance at December 31, 2013	$—	$0.8	$—	$0.8
Costs incurred and charged to expense	—	2.3	—	2.3
Costs paid or otherwise settled	—	—	—	—
Balance at March 31, 2014	$—	3.1	—	$3.1

Note 10 – Debt

As of the indicated dates, the principal amount of QEP’s debt, including amounts outstanding under its and QEP Midstream's revolving credit facilities, QEP's term loan and QEP's senior notes consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
QEP's revolving credit facility due 2016	$1,101.5	$480.0
QEP Midstream's revolving credit facility due 2018	—	—
Term loan due 2017	600.0	300.0
6.05% Senior Notes due 2016	176.8	176.8
6.80% Senior Notes due 2018	134.0	134.0
6.80% Senior Notes due 2020	136.0	136.0
6.875% Senior Notes due 2021	625.0	625.0
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
Total principal amount of debt	3,923.3	3,001.8
Less unamortized discount	(4.1)	(4.3)
Total long-term debt outstanding	$3,919.2	$2,997.5

Of the total debt outstanding on March 31, 2014, amounts outstanding under QEP's revolving credit facility due August 25, 2016, QEP Midstream's revolving credit facility due August 14, 2018, QEP's term loan due April 18, 2017, the 6.05% Senior Notes due September 1, 2016, and the 6.80% Senior Notes due April 1, 2018, will mature within the next five years.

Credit Facilities

QEP's Credit Facility
QEP’s unsecured revolving credit facility, which matures in August 2016, provides for loan commitments of $1.5 billion from a syndicate of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit facility also contains an accordion provision that would allow for the amount of the facility to be increased to $2.0 billion and a provision whereby the maturity can be extended for up to two additional one-year periods, with the agreement of the lenders.

During the three months ended March 31, 2014 and 2013, QEP’s weighted-average interest rate on borrowings from its credit facility was 2.19% and 2.35%, respectively. At March 31, 2014 and December 31, 2013, QEP was in compliance with the covenants under the credit agreement. At March 31, 2014, there was $1,101.5 million outstanding and $3.8 million of letters of credit issued under the credit facility.

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

There have been no borrowings under QEP Midstream's credit facility, and at March 31, 2014, and December 31, 2013, QEP Midstream was in compliance with the covenants under the QEP Midstream credit agreement.

QEP is not a borrower or guarantor of QEP Midstream's credit facility. In addition, QEP is not subject to any of the restrictions or covenants contained in QEP Midstream's credit agreement. Outstanding indebtedness under QEP Midstream's credit facility is not included in the definition of indebtedness under QEP's credit agreement.

Term Loan
QEP's $600.0 million unsecured term loan facility provides for borrowings at short-term interest rates and contains covenants, restrictions, and interest rates that are substantially the same as QEP’s revolving credit facility. The term loan matures in April 2017, and the maturity date may be extended one year with the agreement of the lenders. In conjunction with the Permian Basin Acquisition, QEP borrowed the incremental $300.0 million available under the facility and increased total borrowings under the term loan to $600.0 million. There were no changes to the maturity date, pricing or covenants in the credit agreement. QEP incurred $1.1 million of debt issuance costs associated with the new term loan issuance.

During the three months ended March 31, 2014 and 2013, QEP’s weighted-average interest rate on borrowings from the term loan was 1.59% and 2.26%, respectively. At March 31, 2014 and December 31, 2013, QEP was in compliance with the covenants under the term loan credit agreement.

Senior Notes
At March 31, 2014, the Company had $2,221.8 million principal amount of senior notes outstanding with maturities ranging from September 2016 to May 2023 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of our other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP’s senior notes contain customary events of default and covenants that may limit QEP’s ability to, among other things, place liens on its property or assets.

Note 11 - Contingencies

QEP is involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of its business. QEP assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, QEP may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter. QEP's litigation loss contingencies are discussed below. QEP is unable to estimate reasonably possible losses in excess of recorded accruals for these contingencies for the reasons set forth above. QEP believes, however, that the resolution of pending proceedings (after accruals and insurance coverage) will not be material to QEP's financial position, but could be material to results of operations in a particular quarter or year.

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

In July 2010, QEP received a Notice of Potential Penalty (NOPP) from the Louisiana Department of Environmental Quality (LDEQ) regarding the assumption of ownership and operatorship of a single facility in Louisiana prior to transferring the facility's air quality permit. In 2011, QEP completed an internal audit, which identified 424 facilities in Louisiana for which QEP both failed to submit a complete permit application and to receive approval from the department prior to construction, modification, or operation. QEP has corrected and disclosed all instances of non-compliance to the LDEQ and is working with the department to resolve the NOPP. The LDEQ has assumed lead responsibility for enforcement of the NOPP, and may require the Company to pay a monetary penalty.

Litigation

Questar Gas Company v. QEP Field Services Company, Civil No. 120902969, Third Judicial District Court, State of Utah. QEP Field Services' former affiliate, Questar Gas Company (QGC), filed this complaint in state court in Utah on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the 1993 Agreement) executed when the parties were affiliates. Specific monetary damages are not asserted. Under the 1993 Agreement, certain of QEP Field Services' systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service. QGC is disputing the annual calculation of the gathering rate. The annual gathering rate has been calculated in the same manner under the 1993 Agreement since it was amended in 1998, without any prior objection or challenge by QGC. At the closing of the Offering, the assets and agreement discussed above were assigned to QEP Midstream. QGC netted the disputed amount from its monthly payments of the gathering fees to QEP Field Services and has continued to net such amounts from its monthly payment to QEP Midstream. As of March 31, 2014, QEP Midstream has deferred revenue of $9.9 million related to the QGC disputed amount. QEP Field Services has filed counterclaims seeking damages and a declaratory judgment relating to its gathering services under the 1993 Agreement. QGC may seek to amend its complaint to add QEP Midstream as a defendant in the litigation. QEP Midstream has been indemnified by QEP for costs, expenses and other losses incurred by QEP Midstream in connection with the QGC dispute, subject to certain limitations, as set forth in the Omnibus Agreement entered into between QEP Midstream and QEP in connection with the IPO.

Rocky Mountain Resources, LLC v. QEP Energy Company, Wexpro Company, Ultra Resources, Inc. and Lance Oil & Gas Company, Inc., Civil No. 2011-7816, District Court of Sublette County, Wyoming. Rocky Mountain Resources, LLC (Rocky Mountain) filed its complaint on March 30, 2011, seeking determination of the existence of a 4% overriding royalty interest in State of Wyoming oil and gas Lease No. 79-0645 covering Section 16, T32-N R-109-W, Sublette County, Wyoming. QEP and the other defendants are current lessees of Lease 79-0645. Rocky Mountain alleges that the defendants have received benefits from Lease 79-0645 and have failed to pay Rocky Mountain monies associated with the claimed 4% overriding royalty interest since the issuance of the lease by the State of Wyoming in 1980. Rocky Mountain asserts claims for quiet title, declaratory judgment, breach of contract, breach of duty of good faith, conversion, constructive trust and prejudgment interest. The plaintiffs seek damages, but specific monetary damages are not asserted.

Gatti et al v. State of Louisiana et al, 589,350, 19th JDC, Parish of East Baton Rouge, Louisiana. In this putative class action arising out of the unitization practices and orders of the Louisiana Commissioner of Conservation (Commissioner), plaintiffs seek to represent a class of all Haynesville Shale mineral owners (alleged to be over 50,000 in number) against the Commissioner and all Haynesville Shale unit operators. Plaintiffs filed their complaint on April 8, 2010, and claim that the Commissioner exceeded his statutory authority in creating and perpetuating units larger than the area that can be efficiently and economically drained by a single well. They seek declaratory relief that would nullify all such improper orders, along with an unspecified amount of monetary damages from the unit operators sufficient to compensate the putative class members for the alleged dilution of their true interest in unit production as a result of "oversized" units and the "cloud on title" caused by having excessive and improperly sized units purport to hold their mineral leases via unit operations. All defendants filed exceptions to the plaintiffs' petition on the primary ground that plaintiffs had failed to comply with the exclusive statutory judicial review procedure (Louisiana Revised Statutes 30:12), which the trial court granted, dismissing the action in its entirety. On January 15, 2014, the Louisiana First Circuit Court of Appeal reversed and reinstated plaintiffs' claims. Defendants intend to seek review of the Louisiana Supreme Court, which review is discretionary.

Yannick Gagné and others similarly situated v. QEP Resources, Inc., No. 480-06-1-132, Superior Court, Province of Quebec, Canada. Plaintiffs seek to represent a class of all persons who sustained damages as a result of the July 6, 2013 train derailment in Lac-Mégantic, Quebec, which resulted in substantial loss of life and property. The fourth amended motion to authorize the bringing of a class action was filed on February 19, 2014, and names numerous defendants. The plaintiffs contend that QEP, and other producer defendants, sold Bakken crude oil to third-party purchasers in North Dakota, who resold the oil and transported it on the derailed train. The allegations are that QEP and the producer defendants, among other things, failed to ensure that the oil was adequately processed to remove volatile gases and vapors, knowingly added volatile light end petroleum liquids and/or vapors or blended the crude with condensate, failed to conduct adequate well site testing to determine the proper h azard classification of the oil, failed to properly classify the shipping requirements for the oil, failed to take reasonable care to ensure that the oil was properly labeled and shipped, failed to identify the risk of the train derailment and take action to prevent it, and failed to adopt, implement and enforce rules and procedures pertaining to the safe shipment of the oil. The plaintiffs seek damages, but specific monetary damages are not asserted.

XTO Energy Inc. v. QEP Field Services Company, Civil No. 140900709, Third Judicial District Court, State of Utah. XTO Energy Inc. (XTO), filed this complaint in Utah state court on January 30, 2014, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and an accounting related to a 2010 gas processing agreement (the Agreement). QEP Field Services processes XTO’s natural gas on a firm basis under the Agreement. The Agreement requires QEP Field Services to transport, fractionate and market XTO’s natural gas liquids derived from XTO’s processed gas. XTO is disputing QEP Field Services allocation of charges related to XTO’s share of natural gas liquid transportation, fractionation and marketing costs associated with shortfalls in contractual firm processing volumes. The plaintiffs seek damages, but specific monetary damages are not asserted.

Note 12 – Equity-Based Compensation

QEP issues stock options and restricted shares under its Long-Term Stock Incentive Plan (LTSIP) and awards performance-based share units under its Cash Incentive Plan (CIP) to certain officers, employees, and non-employee directors. QEP recognizes expense over time as the stock options, restricted shares, and performance-based share units vest. Deferred equity-based compensation is included in additional paid-in capital in the Condensed Consolidated Balance Sheets. There were 10.9 million shares available for future grants under the LTSIP at March 31, 2014. Equity-based compensation expense is recognized in “General and administrative” on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2014, QEP recognized $6.8 million in total compensation expense related to equity-based compensation compared to $6.1 million during the three months ended March 31, 2013.

QEP Midstream maintains a unit-based compensation plan for officers, directors and employees of the general partner of QEP Midstream and its affiliates and any consultants, affiliates of the general partner, or other individuals who perform services for QEP Midstream. The QEP Midstream 2013 Long-Term Incentive Plan (the QEP Midstream LTIP) permits various types of awards, including awards of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Awards granted during 2013 under the QEP Midstream LTIP will be settled with QEP Midstream units. During the three months ended March 31, 2014, QEP recognized $0.4 million in compensation expense related to QEP Midstream LTIP.

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

The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

Stock Option Assumptions
Three Months Ended
March 31, 2014
Weighted-average grant-date fair value of awards granted during the period	$10.12
Weighted-average risk-free interest rate	1.31%
Weighted-average expected price volatility	37.2%
Expected dividend yield	0.25%
Expected term in years at the date of grant	4.5

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2013	1,794,187	$27.90
Granted	279,458	31.67
Exercised	(29,479)	23.01
Outstanding at March 31, 2014	2,044,166	$28.49	3.91	$5.2
Options Exercisable at March 31, 2014	1,480,337	$27.56	3.02	$5.1
Unvested Options at March 31, 2014	563,829	$30.93	6.24	$0.1

The total intrinsic value (the difference between the market price at the exercise date and the exercise price) of options exercised was $0.2 million and $4.2 million during the three months ended March 31, 2014 and 2013, respectively. The Company realized $0.1 million and $1.4 million of income tax benefit for the three months ended March 31, 2014 and 2013, respectively, which had no significant impact on Additional Paid-in-Capital (APIC) pool as of March 31, 2014. As of March 31, 2014, $4.7 million of unrecognized compensation cost related to stock options granted under the LTSIP is expected to be recognized over a weighted-average period of 2.43 years. During the three months ended March 31, 2014, QEP received $0.7 million in cash in relation to the exercise of stock options during 2014.

Restricted Shares
Restricted share grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The total fair value of restricted stock that vested during the three months ended March 31, 2014 and 2013, was $15.1 million and $14.8 million, respectively. The Company realized $1.5 million and $0.3 million of income tax expense for the three months ended March 31, 2014 and 2013, respectively, with a $0.6 million impact to the Company's APIC pool as of March 31, 2014. The weighted average grant-date fair value of restricted stock was $31.69 per share and $30.12 per share for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, $35.5 million of unrecognized compensation cost related to restricted shares granted under the LTSIP is expected to be recognized over a weighted-average vesting period of 2.53 years.

Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Weighted- Average Grant-Date Fair Value
		(per share)
Unvested balance at December 31, 2013	1,388,953	$30.96
Granted	844,552	31.69
Vested	(524,672)	31.89
Forfeited	(18,170)	31.28
Unvested balance at March 31, 2014	1,690,663	$31.03

Performance Share Units
The performance share units' cash payouts are dependent upon the Company’s total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units but delivered in cash at the end of the performance period. The weighted average grant-date fair value of the performance share units was $31.69 per share and $30.12 per share for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, $12.8 million of unrecognized compensation cost, representing the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.40 years.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted- Average Grant-Date Fair Value
Unvested balance at December 31, 2013	480,660	$32.33
Granted	241,321	31.69
Vested and paid out	(55,659)	39.07
Vested and canceled (1)	(51,361)	39.07
Unvested balance at March 31, 2014	614,961	$30.90
  ____________________________

(1)
Represents units that vested but were not paid out. Payout of the performance share units are dependent upon the Company’s total shareholder return compared to a group of its peers over a three-year period.

Note 13 – Employee Benefits

The Company maintains closed, defined-benefit pension and postretirement medical plans. QEP's pension plans include a qualified and a nonqualified retirement plan. The Company's postretirement medical plan is unfunded and provides certain health care and life insurance benefits for certain retired employees. During the three months ended March 31, 2014, the Company made contributions of $2.7 million to its funded qualified pension plan, and $0.9 million to its unfunded nonqualified retirement plan. Contributions to funded qualified plans increase plan assets while contributions to unfunded nonqualified plans are used to fund current benefit payments. During the remainder of 2014, the Company expects to contribute approximately $5.4 million to its funded qualified pension plan, $4.0 million to its unfunded nonqualified pension plans and approximately $0.2 million for retiree health care and life insurance benefits.

The following table sets forth the Company’s pension and postretirement benefits net periodic benefit costs:

	Pension
	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Service cost	$0.7	$1.0
Interest cost	1.4	1.2
Expected return on plan assets	(1.2)	(1.0)
Amortization of prior service costs (1)	1.2	1.2
Amortization of actuarial losses (1)	0.2	0.6
Periodic expense	$2.3	$3.0
 ____________________________

(1)	Amortization of prior service costs and actuarial losses out of AOCI are recognized in the Condensed Consolidated Statements of Operations in "General and administrative."

	Postretirement Benefits
	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization of prior service costs (1)	0.1	0.1
Periodic expense	$0.2	$0.2
  ____________________________

(1)	Amortization of prior service costs out of AOCI are recognized in the Condensed Consolidated Statements of Operations in "General and administrative."

Note 14 – Operations by Line of Business

QEP’s lines of business include gas and oil exploration and production (QEP Energy), midstream field services (QEP Field Services), which includes the ownership and operation of QEP Midstream, and marketing and corporate (QEP Marketing & Resources). The lines of business are managed separately and therefore the financial information is presented separately due to the distinct differences in the nature of operations of each line of business, among other factors. QEP Field Services owns a 57.8% ownership interest in QEP Midstream and it is consolidated under the voting interest model in QEP Field Services' operating results. The outside ownership interest in QEP Midstream is presented separately as a noncontrolling interest.

The following table is a summary of operating results for the three months ended March 31, 2014, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$613.2	$79.8	$190.9	$—	$883.9
From affiliated customers	—	26.4	312.1	(338.5)	—
Total revenues	613.2	106.2	503.0	(338.5)	883.9
Operating expenses
Purchased gas, oil and NGL expense	38.0	—	497.9	(311.6)	224.3
Lease operating expense	56.4	—	—	(1.1)	55.3
Gas, oil and NGL transportation and other handling costs	64.5	3.6	—	(24.7)	43.4
Gathering, processing and other	—	25.7	0.4	(0.3)	25.8
General and administrative	41.8	14.4	1.2	(0.8)	56.6
Production and property taxes	47.4	1.8	0.1	—	49.3
Depreciation, depletion and amortization	223.4	16.5	0.3	—	240.2
Other operating expenses	4.2	—	—	—	4.2
Total operating expenses	475.7	62.0	499.9	(338.5)	699.1
Net gain from asset sales	2.4	—	—		2.4
Operating income	139.9	44.2	3.1	—	187.2
Realized and unrealized losses on derivative contracts	(78.5)	—	(2.4)	—	(80.9)
Interest and other income	2.9	—	48.8	(48.8)	2.9
Income from unconsolidated affiliates	—	2.2	—	—	2.2
Interest expense	(48.9)	(0.6)	(41.8)	48.8	(42.5)
Income before income taxes	15.4	45.8	7.7	—	68.9
Income tax provision	(5.9)	(14.6)	(2.9)	—	(23.4)
Net income	9.5	31.2	4.8	—	45.5
Net income attributable to noncontrolling interest	—	(5.8)	—	—	(5.8)
Net income attributable to QEP	$9.5	$25.4	$4.8	$—	$39.7
Identifiable total assets	$9,004.1	$1,515.5	$314.6	$(254.6)	$10,579.6

The following table is a summary of operating results for the three months ended March 31, 2013, by line of business:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	Eliminations	QEP Consolidated
	(in millions)
Revenues
From unaffiliated customers	$508.2	$64.4	$123.9	$—	$696.5
From affiliated customers	—	27.6	217.2	(244.8)	—
Total revenues	508.2	92.0	341.1	(244.8)	696.5
Operating expenses
Purchased gas, oil and NGL expense	65.7	5.1	342.5	(216.5)	196.8
Lease operating expense	41.0	—	—	(0.9)	40.1
Gas, oil and NGL transportation and other handling costs	56.2	2.8	—	(26.2)	32.8
Gathering, processing and other	—	20.3	0.3	—	20.6
General and administrative	36.7	9.5	1.0	(1.2)	46.0
Production and property taxes	34.7	1.1	0.1	—	35.9
Depreciation, depletion and amortization	238.1	15.8	0.3	—	254.2
Other operating expenses	5.1	—	—	—	5.1
Total operating expenses	477.5	54.6	344.2	(244.8)	631.5
Net gain (loss) from assets sales	0.1	(0.3)	—	—	(0.2)
Operating income (loss)	30.8	37.1	(3.1)	—	64.8
Realized and unrealized losses on derivative contracts	(34.2)	—	(0.4)	—	(34.6)
Interest and other income	1.7	0.3	51.2	(51.2)	2.0
Income from unconsolidated affiliates	—	1.3	—	—	1.3
Interest expense	(45.3)	(4.0)	(41.3)	51.2	(39.4)
(Loss) income before income taxes	(47.0)	34.7	6.4	—	(5.9)
Income tax benefit (provision)	17.2	(12.5)	(2.5)	—	2.2
Net (loss) income	(29.8)	22.2	3.9	—	(3.7)
Net income attributable to noncontrolling interest	—	(0.6)	—	—	(0.6)
Net (loss) income attributable to QEP	$(29.8)	$21.6	$3.9	$—	$(4.3)
Identifiable total assets	$7,756.8	$1,660.6	$294.9	$(568.4)	$9,143.9

Note 15 - Subsequent Events

QEP Energy Divestitures
In May 2014, QEP Energy entered into three separate purchase and sale agreements related to the disposition of certain of its non-core properties in the Midcontinent Region and other non-core assets in the Northern Region for an aggregate sales price of approximately $807.5 million, subject to customary purchase price adjustments. The aggregate net book value of the properties being sold is approximately $886.0 million as of the effective date of the sale, January 1, 2014. Any gain or loss on the sale recorded by the Company will be determined based upon the final purchase price, which is subject to customary purchase price adjustments. The Company expects to close these transactions in the second quarter of 2014 and will use proceeds to repay indebtedness under our revolving credit facility.

QEP Field Services Divestiture
In May 2014, QEP Field Services entered into a purchase and sale agreement to sell 40% of the membership interests in Green River Processing, LLC (Green River Processing) for approximately $230.0 million, subject to customary purchase price adjustments, to QEP Midstream. The transaction is expected to close in July 2014 and will be accounted for as a transaction between entities under common control with the difference between the carrying amount and the purchase price recorded to equity.

Green River Processing is a wholly owned subsidiary of QEP Field Services and will own the Blacks Fork processing complex and the Emigrant Trail processing plant, both of which are located in southwest Wyoming. The combined processing capacity of Green River Processing is 890 MMcf per day, of which 560 MMcf per day is cryogenic capacity and 330 MMcf per day is Joule-Thomson processing capacity. In addition, there is 15,000 bbl per day of NGL fractionation capacity at the Blacks Fork processing complex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. MD&A should be read in conjunction with the condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following information updates the discussion of QEP’s financial condition provided in its 2013 Annual Report on Form 10-K filing and analyzes the changes in the results of operations between the three months ended March 31, 2014 and 2013. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in QEP’s 2013 Annual Report on Form 10-K.

OVERVIEW

QEP Resources, Inc. (QEP or the Company) is a holding company with three major lines of business: oil and gas exploration and production; midstream field services; and energy marketing. These businesses are conducted through the Company’s three principal subsidiaries:

•	QEP Energy Company (QEP Energy) acquires, explores for, develops and produces gas, oil, and NGL;

•
QEP Field Services Company (QEP Field Services), which includes the ownership and operations of QEP Midstream Partners, LP (QEP Midstream), provides midstream field services, including gathering of natural gas, oil and water, natural gas processing, compression, and treating services, as well as NGL marketing services for affiliates and third parties, and;

•	QEP Marketing Company (QEP Marketing) markets affiliate and third-party oil and gas, and owns and operates an underground gas storage reservoir.

QEP's operations are focused in two major regions: the Northern Region (primarily in North Dakota, Wyoming and Utah) and the Southern Region (primarily in Oklahoma, Louisiana, and Texas) of the United States. QEP's corporate headquarters are located in Denver, Colorado. QEP owns and operates, directly or through its ownership in QEP Midstream, gathering, natural gas processing and treating facilities in the majority of its core producing areas outside of Louisiana, Oklahoma and Texas.

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

QEP contributed gathering assets to QEP Midstream which are located in, or within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the Williston Basin located in North Dakota. QEP utilized the proceeds of the cash distribution it received from QEP Midstream in connection with the IPO to fund ongoing operations, to repay debt under the Company's revolving credit facility and for general corporate purposes. QEP owns a 57.8% ownership interest in QEP Midstream and consolidates QEP Midstream for financial reporting purposes.

Strategies

We create value for our shareholders through returns-focused growth, superior execution and a low-cost structure. To achieve these objectives we strive to:

•	operate in a safe and environmentally responsible manner;

•	allocate capital to those projects that generate the highest returns;

•	acquire businesses and assets that complement or expand our current business;

•	divest of non-core assets;

•	maintain a sustainable, diverse inventory of low-cost, high-margin resource plays;

•	be in the highest-potential areas of the resource plays in which we operate;

•	build contiguous acreage positions that drive operating efficiencies;

•	be the operator of our assets, whenever possible;

•	be the low-cost driller and producer in each area where we operate;

•	maximize the value of our midstream assets;

•	actively market our QEP Energy production to maximize value;

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

Acquisitions

As part of the Company's strategy to increase its crude oil reserves and drilling inventory, on February 25, 2014, QEP Energy acquired oil and gas properties in the Permian Basin of Texas for an aggregate purchase price of $945.0 million, subject to customary post-closing adjustments (the Permian Basin Acquisition). The acquired properties consist of approximately 26,500 net acres of producing and undeveloped oil and gas properties and approximately 270 vertical producing wells in the Permian Basin, which creates a new core area of operation for QEP Energy. The acquisition was funded with $50.0 million of restricted cash, $300.0 million from the Company's expanded term loan and approximately $595.0 million from its revolving credit facility.

While QEP believes that it can grow production and reserves from its extensive inventory of identified drilling locations, the Company continues to evaluate acquisition opportunities that it believes will create significant long-term value. QEP believes that its experience, expertise, and presence in its core operating areas, combined with its low-cost operating model and financial strength, enhance its ability to pursue acquisition opportunities.

Divestitures

The Company will periodically divest select non-core portfolio assets to redirect capital towards higher-return projects. In addition to the divestitures of non-core properties in 2013, which resulted in total cash proceeds of $205.8 million, in May 2014, QEP entered into entered into three separate purchase and sale agreements related to the disposition of certain of its non-core exploration and production (E&P) properties in the Midcontinent Region and other non-core assets in the Northern Region for an aggregate sales price of approximately $807.5 million, subject to customary purchase price adjustments. The Company expects to close these transactions in the second quarter of 2014 and will use the proceeds to repay debt incurred to fund the Permian Basin Acquisition and to focus future investment on QEP’s operations in its core areas in the Williston, Permian, Pinedale, and Uinta basins.

In January 2014, QEP's Board of Directors authorized the Company to develop a plan to separate the business of QEP Field Services, including the Company's interest in QEP Midstream, from QEP.

In May 2014, QEP Field Services entered into a purchase and sale agreement to sell 40% of the membership interests in Green River Processing, LLC for approximately $230.0 million, subject to customary purchase price adjustments, to QEP Midstream. The transaction is expected to close in July 2014.

Outlook

The Company has substantial acreage positions and operations in some of the most prolific hydrocarbon resource plays in the continental United States, including the Williston Basin, Permian Basin, Pinedale Anticline, Uinta Basin, Woodford "Cana" shale and Haynesville Shale. These resource plays are characterized by unconventional oil or gas accumulations in continuous tight sands or shales that underlie broad geographic areas. The lateral continuity of such resource plays means that aside from wells abandoned due to mechanical issues, the Company does not expect to drill many unsuccessful wells as it develops these resource plays. Resource plays allow the Company the opportunity to gain considerable operational efficiencies through high-density, repeatable drilling and completion operations. The Company has a large inventory of lower-risk, predictable development drilling locations across its acreage holdings in the onshore United States that provide a solid base for consistent growth in organic production and reserves. QEP believes that it has one of the lowest cash operating structures among its E&P company peers. However, in certain of its resource plays, QEP, along with its peers, has experienced increased drilling and completion costs which could impact near term drilling plans.

While historically a natural gas producer, the Company has increased its focus on growing the relative proportion of oil and NGL production in its E&P business. During the first quarter of 2014, which includes one month of results from the Permian Basin Acquisition, QEP Energy increased its oil and NGL production by 50% compared to the first quarter of 2013. Additionally, oil and NGL revenue represented 61% of QEP Energy's field-level revenue during the first quarter of 2014, up from 55% during the first quarter of 2013.

In January 2014, QEP's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding shares of common stock. This authorization is effective until January 2015. The timing and amount of any QEP share repurchases will depend upon a number of factors, including general market conditions, the Company’s financial position and the estimated intrinsic value of the Company’s shares. The repurchase plan does not obligate QEP to acquire any specific number of shares and may be discontinued at any time. During the quarter ended March 31, 2014, no shares were repurchased.

Financial and Operating Results

QEP Energy reported total equivalent production of 73.7 Bcfe during the first quarter of 2014, a decrease of 6% compared to the first quarter of 2013. Gas production decreased to 44.5 Bcfe in the first quarter of 2014, a decrease of 24% compared to the first quarter of 2013, which was partially offset by an increase to oil and NGL production. In the first quarter of 2014 oil and NGL production increased to 4,880.3 Mbbls, a combined increase of 50% from the first quarter of 2013. The Company's 2012 Williston Basin acquisition contributed 1,582 Mbbls oil and NGL production in the first quarter of 2014. Additionally, QEP Energy completed the Permian Basin Acquisition on February 25, 2014, which contributed 173.0 Mbbls oil and NGL production, $14.9 million of revenue and $3.7 million of net income during the period from February 25, 2014 to March 31, 2014, which are included in QEP's Condensed Consolidated Statements of Operations. QEP Energy also benefited from higher average realized prices (including the impact of settled commodity derivatives) which increased 16% to $7.34 per Mcfe for the first quarter of 2014 compared to the first quarter of 2013.

During the first quarter of 2014, QEP Field Services' NGL sales volumes increased 96% and fee-based processing volumes were 2% higher than the first quarter of 2013, while gathering throughput volumes decreased 13%. QEP Field Services also experienced an increase in the average net realized NGL sales price of 9%, whereas the fee-based processing rates and gas gathering rates both decreased by 6% during the first quarter of 2014.

Factors Affecting Results of Operations

Oil, Gas, and NGL Prices
Historically, field-level prices received for QEP's gas, oil and NGL production have been volatile and unpredictable, and that volatility is expected to continue. In recent years, domestic natural gas supply has grown faster than natural gas demand, driven by advances in drilling and completion technologies, including horizontal drilling and multi-stage hydraulic fracturing. These changes have allowed producers to extract increased quantities of natural gas from shale, tight sand formations, and other unconventional reservoirs. Increased natural gas supplies have resulted in downward pressure on natural gas prices, while concern about the global economy and other factors has created volatility in the price of oil. Additionally, QEP's NGL prices are affected by ethane recovery. When ethane is recovered as an NGL instead of being sold, the average NGL barrel sales price decreases as the ethane price is lower than the remaining NGL components. Changes in the market prices for gas, oil, and NGL directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling activity and related capital expenditures, liquidity, rate of growth, and costs of goods and services required to drill and complete wells, and may impact the carrying value of its oil and natural gas properties.

QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% of its forecasted annual production by the end of the first quarter of each fiscal year. At March 31, 2014, assuming forecasted 2014 annual production of 286 Bcfe, QEP Energy had approximately 63% of its forecasted gas equivalent production covered with fixed-price swaps, including 61% of its forecasted gas production and 82% of its forecasted oil production covered with fixed-price swaps. See Part 1, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk Management” for further details concerning QEP’s commodity derivatives transactions. In addition, as a result of the continued spread between oil and gas prices, QEP Energy has allocated approximately 98% of its forecasted 2014 drilling and completion capital expenditure budget to oil and liquids-rich gas projects in its portfolio.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the outlook of the global economy, including political unrest in Eastern Europe, the Middle East, and Africa; a slowing of growth in Asia; the United States federal budget deficit; the potential for future shut-downs of federal government offices including the Department of Interior (including the Bureau of Land Management (BLM) and Bureau of Indian Affairs (BIA), which process permits to drill and rights-of-way for construction of gathering lines and other midstream infrastructure on federal (BLM) and Native American (BIA and BLM) minerals and surface); changes in regulatory oversight policy; and commodity price volatility. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP could have a significant impact on gas, oil and NGL supply, demand and prices, the Company's ability to continue its planned drilling programs on federal and Native American lands, and could materially impact the Company's financial position, results of operations and cash flow from operations.

Supply, Demand and Other Market Risk Factors
U.S. natural gas directed drilling rig count decreased in 2012 and 2013 and has continued to decline in 2014 as producers reduced drilling activity for dry natural gas in response to current natural gas prices and have continued to direct investment toward oil and liquid-rich activities. A reduction in natural gas production has lagged the downturn in the natural gas rig count, because natural gas producers had a significant inventory of drilled wells waiting on completion, continued efficiency gains have allowed more wells to be drilled and completed per operating rig, and higher per-well natural gas production from horizontal wells now dominates U.S. completions. As a result, U.S. natural gas production continued to increase throughout 2013 despite the decreased rig-count. However, strong natural gas demand from electric power generation, cold winter weather during the 2013-2014 heating season, and other demand sources have caused a general firming of natural gas prices during the last half of 2013 and into 2014. Despite recent increases in natural gas prices, QEP expects U.S. natural gas prices to remain range-bound over the near term. Relatively low natural gas prices have caused U.S. E&P companies, including QEP, to shift capital investments away from predominantly dry gas areas toward plays that are known to have liquids-rich gas and oil. This shift in focus has caused domestic NGL production to increase dramatically. Increased NGL production and price dislocations from infrastructure bottlenecks in certain regions have all contributed to a weakening of domestic NGL prices, particularly ethane. QEP expects that ethane prices will continue to be range-bound until new ethylene crackers are built; however, the prices of heavier components of the NGL barrel have strengthened as a result of recent weather conditions combined with newly commissioned export facilities. QEP anticipates global oil prices will remain near current levels, assuming the global economy and socio-political backdrops remain relatively stable. Disruption to the global oil supply system, political and/or economic instability, and/or other factors could trigger additional volatility in oil prices. In addition, transportation, refining, or other infrastructure constraints could introduce significant price differentials between regional markets where QEP sells its oil production and national (NYMEX or Cushing) and global (Brent or U.S. Gulf Coast) markets. Because of the global and regional price volatility and the uncertainty around the natural gas, oil and NGL price environments, QEP continues to manage its capital spending program and liquidity accordingly.

Potential for Future Asset Impairments
The carrying value of the Company's properties is sensitive to declines in gas, oil and NGL prices. These assets are at risk of impairment if future prices for gas, oil or NGL prices decline and/or drilling and completion costs increase. The cash flow model that the Company uses to assess proved properties for impairment includes numerous assumptions, such as management's estimates of future oil, gas and NGL production, market outlook on forward commodity prices, operating and development costs, and discount rates. All inputs to the cash flow model must be evaluated at each date of estimate. However, a decrease in forward gas, oil or NGL prices alone could result in an impairment of properties. The Company recorded a $2.0 million impairment of unproved properties and no impairment of proved properties during the first quarter of 2014.

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

Critical Accounting Estimates
QEP’s significant accounting policies are described in Item 7 of Part II of its 2013 Annual Report on Form 10-K. The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. QEP’s accounting policies on gas and oil reserves, successful efforts accounting for gas and oil operations, impairment of gas and oil properties, asset retirement obligations, accounting for derivative contracts, revenue recognition, environmental obligations, litigation and other contingencies, benefit plan obligations, equity-based compensation, income taxes, and purchase price allocations, among others, may involve a high degree of complexity and judgment on the part of management.

RESULTS OF OPERATIONS

Net Income (Loss)

QEP’s net income for the first quarter of 2014 was $39.7 million, or $0.22 per diluted share, compared to a net loss of $4.3 million, or $0.02 per diluted share, in the first quarter of 2013. The increase in the first quarter of 2014 was due to a $39.3 million increase in QEP Energy’s net income, a $3.8 million increase in QEP Field Services' net income and a $0.9 million increase in QEP Marketing and Resources' net income. QEP Energy's net income increase was primarily related to higher oil and NGL production and higher realized gas prices partially offset by a realized loss on derivative instruments in the first quarter of 2014 compared to a realized gain in the comparable 2013 period as well as higher lease operating and production tax expenses and lower oil and NGL realized prices and gas production when compared to the first quarter of 2013. The increase in QEP Field Services’ net income during the first quarter of 2014 was driven by a $14.0 million increase in the keep-whole processing margin partially offset by a $3.8 million lower gathering margin and higher net income attributable to noncontrolling interest due to QEP Midstream's formation in the third quarter of 2013.

The following table provides a summary of net income (loss) attributable to QEP by line of business:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
QEP Energy	$9.5	$(29.8)	$39.3
QEP Field Services	25.4	21.6	3.8
QEP Marketing and Resources	4.8	3.9	0.9
Net income (loss) attributable to QEP	$39.7	$(4.3)	$44.0
Earnings (loss) per diluted share	$0.22	$(0.02)	$0.24
Average diluted shares	180.0	177.0	3.0

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

The following table provides a summary of Adjusted EBITDA by line of business:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
QEP Energy	$331.8	323.7	$8.1
QEP Field Services	53.2	53.2	—
QEP Marketing and Resources	1.3	(1.9)	3.2
Adjusted EBITDA	$386.3	$375.0	$11.3

Adjusted EBITDA increased to $386.3 million in the first quarter of 2014 from $375.0 million in the first quarter of 2013, due to a 55% increase in oil production, a 41% increase in NGL production, and a 10% increase in average net realized equivalent gas prices at QEP Energy partially offset by a 24% decrease in gas production and an 11% and 12% decrease in average net realized equivalent oil and NGL prices, respectively.

The following tables are reconciliations of Adjusted EBITDA to net income (loss) attributable to QEP, the most comparable GAAP financial measure:

	QEP Energy	QEP Field Services	QEP Marketing & Resources	QEP
Three Months Ended March 31, 2014	(in millions)
Net income attributable to QEP	$9.5	$25.4	$4.8	$39.7
Unrealized losses on derivative contracts	45.2	—	0.3	45.5
Net gain from asset sales	(2.4)	—	—	(2.4)
Interest and other income	(2.9)	—	—	(2.9)
Income tax provision	5.9	14.6	2.9	23.4
Interest expense (income)(1)	48.9	0.4	(7.0)	42.3
Depreciation, depletion and amortization(2)	223.4	12.8	0.3	236.5
Impairment	2.0	—	—	2.0
Exploration expenses	2.2	—	—	2.2
Adjusted EBITDA	$331.8	$53.2	$1.3	$386.3

Three Months Ended March 31, 2013
Net (loss) income attributable to QEP	$(29.8)	$21.6	$3.9	$(4.3)
Unrealized losses on derivative contracts	84.0	—	1.3	85.3
Net (gain) loss from asset sales	(0.1)	0.3	—	0.2
Interest and other income	(1.7)	(0.3)	—	(2.0)
Income tax (benefit) provision	(17.2)	12.5	2.5	(2.2)
Interest expense	45.3	4.0	(9.9)	39.4
Depreciation, depletion and amortization(2)	238.1	15.1	0.3	253.5
Exploration expenses	5.1	—	—	5.1
Adjusted EBITDA	$323.7	$53.2	$(1.9)	$375.0
__________________________
(1) Excludes noncontrolling interest's share of $0.2 million during the three months ended March 31, 2014, of interest expense attributable to QEP Midstream.
(2) Excludes noncontrolling interest's share of $3.7 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively, of depreciation, depletion and amortization attributable to Rendezvous Gas Services, L.L.C and QEP Midstream.

QEP ENERGY
The following table provides a summary of QEP Energy’s financial and operating results:

	Three Months Ended March 31,
	2014	2013	Change
Revenues	(in millions)
Gas sales	$222.5	$197.6	$24.9
Oil sales	288.7	194.2	94.5
NGL sales	63.1	50.6	12.5
Purchased gas, oil and NGL sales	37.1	62.8	(25.7)
Other	1.8	3.0	(1.2)
Total revenues	613.2	508.2	105.0
Operating expenses
Purchased gas, oil and NGL expense	38.0	65.7	(27.7)
Lease operating expense	56.4	41.0	15.4
Gas, oil and NGL transportation and other handling costs	64.5	56.2	8.3
General and administrative	41.8	36.7	5.1
Production and property taxes	47.4	34.7	12.7
Depreciation, depletion and amortization	223.4	238.1	(14.7)
Exploration expenses	2.2	5.1	(2.9)
Impairment	2.0	—	2.0
Total operating expenses	475.7	477.5	(1.8)
Net gain from asset sales	2.4	0.1	2.3
Operating income	139.9	30.8	109.1
Realized (loss) gain on derivative instruments	(33.3)	49.8	(83.1)
Unrealized losses on derivative instruments	(45.2)	(84.0)	38.8
Interest and other income	2.9	1.7	1.2
Interest expense	(48.9)	(45.3)	(3.6)
Income (loss) before income taxes	15.4	(47.0)	62.4
Income tax (provision) benefit	(5.9)	17.2	(23.1)
Net income (loss) attributable to QEP Energy	$9.5	$(29.8)	$39.3

Production volumes (Bcfe)
Northern Region
Pinedale	20.9	21.7	(0.8)
Williston Basin	16.8	9.0	7.8
Uinta Basin	6.2	5.8	0.4
Other Northern	2.5	3.5	(1.0)
Southern Region
Haynesville/Cotton Valley	14.4	22.3	(7.9)
Permian Basin	1.2	—	1.2
Midcontinent	11.7	15.7	(4.0)
Total production	73.7	78.0	(4.3)
Total equivalent prices (per Mcfe)
Average equivalent field-level price	$7.79	$5.67	$2.12
Commodity derivative impact	(0.45)	0.64	(1.09)
Net realized equivalent price	$7.34	$6.31	$1.03

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP Energy’s major revenue categories for the three months ended March 31, 2014, compared to the three months ended March 31, 2013:

	Gas	Oil	NGL	Total
	(in millions)
QEP Energy Production Revenues
Three months ended March 31, 2013 Revenues	$197.6	$194.2	$50.6	$442.4
Changes associated with volumes (1)	(47.3)	106.6	20.9	80.2
Changes associated with prices (2)	72.2	(12.1)	(8.4)	51.7
Three months ended March 31, 2014 Revenues	$222.5	$288.7	$63.1	$574.3
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volumes from the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, by the average field-level price for the three months ended March 31, 2013.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level prices from the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, by volumes for the three months ended March 31, 2014.

Gas Volumes and Prices

	Three Months Ended March 31,
	2014	2013	Change
Gas production volumes (Bcf)
Northern Region
Pinedale	15.9	19.0	(3.1)
Williston Basin	0.7	0.7	—
Uinta Basin	4.1	4.1	—
Other Northern	2.2	2.8	(0.6)
Southern Region
Haynesville/Cotton Valley	14.3	22.2	(7.9)
Permian Basin	0.2	—	0.2
Midcontinent	7.1	9.7	(2.6)
Total production	44.5	58.5	(14.0)
Gas prices (per Mcf)
Northern Region	$5.12	$3.37	$1.75
Southern Region	4.89	3.38	1.51
Average field-level price	$5.00	$3.38	$1.62
Commodity derivative impact	(0.46)	0.76	(1.22)
Net realized price	$4.54	$4.14	$0.40

Gas revenues increased $24.9 million, or 13%, in the first quarter of 2014 when compared to the first quarter of 2013, due to higher field-level prices partially offset by lower volumes. The decrease in production volumes was primarily driven by the continued suspension of QEP's Haynesville/Cotton Valley operated drilling program. Additionally, production decreased in QEP's Pinedale field due to partial ethane recovery in the first quarter of 2014, in which ethane is extracted from the gas stream and sold as an NGL, compared to ethane rejection in 2013, as well as completions of wells in late 2013 in which QEP had no working interest. Production also decreased for the Midcontinent properties as a result of fewer net well completions throughout the second half of 2013 and the first quarter of 2014 compared to the prior year period and divestitures of non-core properties in the Midcontinent in the third quarter of 2013. Gas field-level prices increased 48% during the first quarter of 2014 as a result of higher index prices.

Oil Volumes and Prices

	Three Months Ended March 31,
	2014	2013	Change
Oil production volumes (Mbbl)
Northern Region
Pinedale	133.1	148.8	(15.7)
Williston Basin	2,520.2	1,269.0	1,251.2
Uinta Basin	212.4	216.3	(3.9)
Other Northern	49.1	84.3	(35.2)
Southern Region
Haynesville/Cotton Valley	9.2	11.6	(2.4)
Permian Basin	140.0	—	140.0
Midcontinent	248.0	408.9	(160.9)
Total production	3,312.0	2,138.9	1,173.1
Oil prices (per bbl)
Northern Region	$86.53	$91.50	$(4.97)
Southern Region	91.80	87.99	3.81
Average field-level price	$87.16	$90.81	$(3.65)
Commodity derivative impact	(3.91)	2.43	(6.34)
Net realized price	$83.25	$93.24	$(9.99)

Oil revenues increased $94.5 million, or 49%, in the first quarter of 2014 when compared to the first quarter of 2013, due to higher volumes partially offset by lower average field-level prices. The increase in production volumes was primarily driven by increases in the Williston Basin due to the continued development of the properties acquired in the 2012 acquisition and continued development drilling on QEP's existing pre-acquisition acreage. The Company also had an additional 140.0 Mbbls of production in the first quarter of 2014 from its Permian Basin Acquisition, which closed February 25, 2014. These increases were partially offset by a decrease in the Midcontinent due to decreased well completions and divestitures of non-core properties in the third quarter of 2013 and a decrease in the other Northern Region due to divestitures of non-core properties in the second quarter of 2013.

Field-level oil prices decreased 4% in the first quarter of 2014, primarily due to lower oil prices in the Williston Basin, a portion of which are referenced against Brent prices, which decreased in first quarter of 2014 compared to 2013.

NGL Volumes and Prices

	Three Months Ended March 31,
	2014	2013	Change
NGL production volumes (Mbbl)
Northern Region
Pinedale	714.8	311.9	402.9
Williston Basin	160.9	112.1	48.8
Uinta Basin	139.4	77.4	62.0
Other Northern	2.0	10.7	(8.7)
Southern Region
Haynesville/Cotton Valley	7.8	5.3	2.5
Permian Basin	33.0	—	33.0
Midcontinent	510.4	591.1	(80.7)
Total production	1,568.3	1,108.5	459.8
NGL prices (per bbl)
Northern Region	$39.74	$60.20	$(20.46)
Southern Region	41.24	33.14	8.10
Average field-level price	$40.26	$45.64	$(5.38)
Commodity derivative impact	—	—	—
Net realized price	$40.26	$45.64	$(5.38)

NGL revenues increased $12.5 million, or 25%, during the first quarter of 2014, when compared to the first quarter of 2013, due to increased production volumes partially offset by a decreased average price per barrel. Pinedale and Uinta NGL volumes increased due to partial ethane recovery in the first quarter of 2014 compared to ethane rejection in the entire first quarter of 2013, while the Williston Basin NGL volumes grew as a result of increased development drilling. These increases were partially offset by a decrease in the Midcontinent due to decreased well completions and divestitures of non-core properties in the third quarter of 2013.

NGL prices decreased 12% during the first quarter of 2014 primarily as a result of partially recovering ethane from the wet gas production stream in Pinedale and Uinta during the first quarter of 2014, compared to no recovery in the first quarter of 2013. When ethane is recovered as an NGL instead of being sold as part of the gas stream, the average NGL barrel sales price decreases as the ethane price is lower than the remaining NGL components.

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

	Three Months Ended March 31,
	2014	2013	Change
Resale Margin	(in millions)
Purchased gas, oil and NGL sales	$37.1	$62.8	$(25.7)
Purchased gas, oil and NGL expense	(38.0)	(65.7)	27.7
Resale margin loss	$(0.9)	$(2.9)	$2.0

During the first quarter of 2014, QEP Energy recorded a loss on resale margin of $0.9 million compared to a loss of $2.9 million in the first quarter of 2013 as a result of its activities to utilize pipeline transportation commitments in Louisiana. The Company has transportation commitments in excess of its current production as a result of the continued suspension of its Haynesville drilling program.

QEP Energy Drilling Activity

The following table presents operated and non-operated well completions for the three months ended March 31, 2014:

	Operated Completions		Non-operated Completions
	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2014
	Gross	Net	Gross	Net
Northern Region
Pinedale	22	16.2	—	—
Williston Basin	14	12.9	20	1.3
Uinta Basin	—	—	—	—
Other Northern	—	—	—	—
Southern Region
Haynesville/Cotton Valley	—	—	14	0.4
Permian Basin	5	4.6	—	—
Midcontinent	1	0.9	40	3.3

The following table presents operated and non-operated wells being drilled or waiting on completion at March 31, 2014:

	Operated				Non-operated
	Being drilled		Waiting on completion		Being drilled		Waiting on completion
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Pinedale	17	11.8	58	45.6	—	—	—	—
Williston Basin	17	15.1	24	19.1	33	2.2	10	1.0
Uinta Basin	1	1.0	1	1.0	—	—	—	—
Other Northern	—	—	—	—	—	—	—	—
Southern Region
Haynesville/Cotton Valley	—	—	—	—	7	0.6	5	0.1
Permian Basin	3	2.7	3	2.8	—	—	—	—
Midcontinent	—	—	4	3.8	5	0.3	20	0.6

The term "gross" refers to all wells or acreage in which QEP has at least a partial working interest and the term "net" refers to QEP's ownership represented by that working interest. Each gross well completed in more than one producing zone is counted as a single well. QEP utilizes multi-well pad drilling where practical. Wells drilled are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location. As a result, QEP had 90 gross operated wells waiting on completion as of March 31, 2014.

Operating expenses

The following table presents certain QEP Energy operating expenses on a per unit of production basis.

	Three Months Ended March 31,
	2014	2013	Change
	(per Mcfe)
Depreciation, depletion and amortization	$3.03	$3.05	$(0.02)
Lease operating expense	0.76	0.53	0.23
Gas, oil and NGL transportation and other handling costs	0.88	0.72	0.16
Production taxes	0.65	0.44	0.21
Operating Expenses	$5.32	$4.74	$0.58

Depreciation, depletion and amortization. DD&A expense decreased $14.7 million, or $0.02 per Mcfe, in the first quarter of 2014 compared to the first quarter of 2013 due to expense decreases in Haynesville/Cotton Valley and the Midcontinent partially offset by an increase in the Williston Basin expense and additional expenses related to the Permian Basin Acquisition. The decrease in expense at Haynesville relates to decreased production whereas the decrease in the Midcontinent relates to divestitures of non-core properties in the second half of 2013. The increase in the Williston Basin expense relates to increased production partially offset by a lower rate due to additional proved reserves added at the end of the 2013.

Lease operating expense. The following table presents lease operating expenses (LOE) for QEP Energy by region on a unit of production basis:

	Three Months Ended March 31,
	2014	2013	Change
	(per Mcfe)
Northern Region	$0.77	$0.64	$0.13
Southern Region	0.75	0.41	0.34
Average lease operating expense	0.76	0.53	0.23

QEP Energy’s LOE increased $15.4 million, or $0.23 per Mcfe, during the first quarter of 2014 compared to the first quarter of 2013. The Southern Region's LOE per Mcfe increase during the first quarter of 2014 was driven primarily by the Permian Basin Acquisition in the first quarter of 2014 as well as a per Mcfe increase in Haynesville/Cotton Valley properties due to declining production volume but relatively flat labor and pumper costs, fixed operating expenses due to the consistent well count and increased workover costs. The Northern Region increase was driven primarily by a per Mcfe increase in the Williston Basin due to increased water injection and disposal costs, overhead and utility costs in the current year attributable to increased well count and higher operating costs in the area.

Gas, oil and NGL transportation and other handling costs. Gas, oil and NGL transportation and other handling costs increased $8.3 million, or $0.16 per Mcfe, in the first quarter of 2014 when compared to the first quarter of 2013, due to cost increases in the Williston Basin, and declining production volumes in the Haynesville/Cotton Valley area.

Production and property taxes. In most states in which QEP Energy operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production taxes increased $12.7 million, or $0.21 per Mcfe, during the first quarter of 2014 as a result of increased gas, oil and NGL revenues due to higher field-level gas prices and higher oil and NGL production, which in recent years have generated more revenue per Mcfe than gas.

Exploration expense. Exploration expenses decreased $2.9 million during the first quarter of 2014 when compared with the first quarter of 2013. The decrease primarily related to decreases in exploration-related labor.

Impairment expense. During the first quarter of 2014, impairment expense was $2.0 million due to unproved property impairments due to changes in drilling plans.

QEP FIELD SERVICES

The following table provides a summary of QEP Field Services’ financial and operating results:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
NGL sales	$38.0	$17.8	$20.2
Processing (fee based) revenues	16.0	16.4	(0.4)
Other processing fees	8.1	4.9	3.2
Gathering revenues	32.6	37.6	(5.0)
Other gathering revenues	11.1	10.2	0.9
Purchased gas, oil and NGL sales	0.4	5.1	(4.7)
Total revenues	106.2	92.0	14.2
Operating expenses
Purchased gas, oil and NGL expense	—	5.1	(5.1)
Processing expense	4.4	4.1	0.3
Processing plant fuel and shrinkage	11.3	5.9	5.4
Gathering expense	10.0	10.3	(0.3)
Gas, oil and NGL transportation and other handling costs	3.6	2.8	0.8
General and administrative	14.4	9.5	4.9
Taxes other than income taxes	1.8	1.1	0.7
Depreciation, depletion and amortization	16.5	15.8	0.7
Total operating expenses	62.0	54.6	7.4
Net loss from asset sales	—	(0.3)	0.3
Operating income	44.2	37.1	7.1
Interest and other income	—	0.3	(0.3)
Income from unconsolidated affiliates	2.2	1.3	0.9
Interest expense	(0.6)	(4.0)	3.4
Income before income taxes	45.8	34.7	11.1
Income tax provision	(14.6)	(12.5)	(2.1)
Net income	31.2	22.2	9.0
Net income attributable to noncontrolling interest	(5.8)	(0.6)	(5.2)
Net income attributable to QEP Field Services	$25.4	$21.6	$3.8

Gathering Margin

The following tables present a summary of QEP Field Services’ financial and operating results from gathering activities:

	Three Months Ended March 31,
	2014	2013	Change
Gathering Margin	(in millions)
Gathering revenues	$32.6	$37.6	$(5.0)
Other gathering revenues	11.1	10.2	0.9
Gathering expense	(10.0)	(10.3)	0.3
Gathering margin	$33.7	$37.5	$(3.8)
Operating Statistics
Gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	51.8	54.1	(2.3)
For affiliated customers	45.5	57.2	(11.7)
Total Gas Gathering Volumes	97.3	111.3	(14.0)
Average gas gathering revenue (per MMBtu)	$0.34	$0.34	$—

During the first quarter of 2014, gathering margin declined 10% when compared to the first quarter of 2013 due to a 13% decrease in gathering system throughput. Gathering system throughput decreased primarily as a result of a 42% decline at QEP Field Services' Northwest Louisiana Hub primarily due to lower QEP Energy production resulting from the continued suspension of drilling in Haynesville as well as lower gathering volumes on the Uinta gathering system and QEP Midstream's Vermillion gathering system.

Processing Margin

The following table presents a summary of QEP Field Services’ gas processing financial and operating results:

	Three Months Ended March 31,
	2014	2013	Change
Processing Margin	(in millions)
NGL sales	$38.0	$17.8	$20.2
Processing (fee-based) revenues	16.0	16.4	(0.4)
Other processing fees	8.1	4.9	3.2
Processing expense	(4.4)	(4.1)	(0.3)
Processing plant fuel and shrink expense	(11.3)	(5.9)	(5.4)
Gas, oil and NGL transportation and other handling costs	(3.6)	(2.8)	(0.8)
Processing margin	$42.8	$26.3	$16.5
Keep-whole margin(1)	$23.1	$9.1	$14.0

Operating Statistics
NGL sales (Mbbl)	669.2	341.1	328.1
Average net realized NGL sales price (per bbl)(2)	$56.78	$52.32	$4.46
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	23.2	20.5	2.7
For affiliated customers	31.5	33.2	(1.7)
Total fee-based processing volumes	54.7	53.7	1.0
Average fee-based processing revenue (per MMBtu)	$0.29	$0.31	$(0.02)
  ____________________________

(1)	Keep-whole processing margin is calculated as NGL sales less processing plant fuel and shrink, gas, oil and NGL transportation and other handling costs.

(2)	Average net realized NGL sales price per gallon is calculated as NGL sales including realized gains from commodity derivative contracts settlements divided by NGL sales volumes.

QEP Field Services provides gas processing services under fee-based and keep-whole agreements. Approximately 69% and 83% of QEP Field Services' total margin was derived from fee-based gathering and processing agreements in the first quarter of 2014 and 2013, respectively. The decrease in the fee-based contribution to the total margin was due to the increase in the keep-whole margin.

Under keep-whole arrangements, QEP Field Services processes natural gas, sells the resulting NGL at market prices, and remits the energy equivalent value to its customers. Because the extraction of NGL from the natural gas during processing reduces the Btu content of the natural gas, QEP Field Services must acquire natural gas at market prices for return to its customers. Accordingly, under these arrangements the Company’s revenues and margins increase as the price of NGL increases relative to the price of natural gas and decrease as the price of NGL decreases relative to the price of natural gas.

QEP Field Services' keep-whole margin increased 154% during the first quarter of 2014, compared to the first quarter of 2013, due to a 96% increase in NGL sales volumes. The increase in NGL sales volumes is the result of the Iron Horse II cryogenic processing plant operating during the entire first quarter of 2014 (start-up in late first quarter of 2013) and linefill cash-outs due to a contractual change in the first quarter of 2014. Also contributing to the higher NGL sales was an increase in the average net realized NGL sales price due to the higher propane prices and completion of the Blacks Fork fractionation and loading facility expansion which gives QEP Field Services the ability to sell products into local and regional markets. Average net realized NGL prices increased 9% in the first quarter of 2014, primarily the result of rejection of ethane, which is normally the lower-value component of the composite NGL barrel. Partially offsetting the increase in keep-whole margins was an increase in processing and shrink expense primarily due to higher natural gas prices.

Fee-based processing revenues decreased slightly during the first quarter of 2014 compared to the first quarter of 2013 due to a 6% decrease in average fee-based processing rate partially offset by a 2% increase in fee-based processing volumes. During the first quarter of 2014, the increase in fee-based processing volumes was the result of additional gas processed at the Vermillion and Iron Horse plants. The decrease in the average fee-based processing rate was due to increased processing volumes from producers with lower processing fees.

QEP MARKETING AND RESOURCES

The following table provides a summary of QEP Marketing and Resources' financial and operating results:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Purchased gas, oil and NGL sales	$501.5	$339.3	$162.2
Other	1.5	1.8	(0.3)
Total revenues	503.0	341.1	161.9
Operating expenses
Purchased gas, oil and NGL expense	497.9	342.5	155.4
Gathering, processing and other	0.4	0.3	0.1
General and administrative	1.2	1.0	0.2
Production and property taxes	0.1	0.1	—
Depreciation, depletion and amortization	0.3	0.3	—
Total operating expenses	499.9	344.2	155.7
Operating income (loss)	3.1	(3.1)	6.2
Realized (loss) gain on derivative instruments	(2.1)	0.9	(3.0)
Unrealized losses on derivative instruments	(0.3)	(1.3)	1.0
Interest and other income	48.8	51.2	(2.4)
Interest expense	(41.8)	(41.3)	(0.5)
Income before income taxes	7.7	6.4	1.3
Income tax provision	(2.9)	(2.5)	(0.4)
Net income attributable to QEP Marketing	$4.8	$3.9	$0.9

Resale Margin

The following table is a summary of QEP Marketing’s financial results from resale activities:

	Three Months Ended March 31,
	2014	2013	Change
Resale Margin	(in millions)
Purchased gas, oil and NGL sales	$501.5	$339.3	$162.2
Purchased gas, oil and NGL expense	(497.9)	(342.5)	(155.4)
Realized (loss) gain on derivative instruments	(2.1)	0.9	(3.0)
Resale margin gain (loss)	$1.5	$(2.3)	$3.8

Purchased gas, oil and NGL sales increased by $162.2 million, or 48%, during the first quarter of 2014, compared to the first quarter of 2013, due to a $37.4 million increase in resale gas sales, and a $124.8 million increase in resale oil and NGL sales. Resale gas sales increased due to a 53% increase in the resale price partially offset by a 17% decrease in resale gas volumes. Resale oil and NGL sales increased due to an 80% increase in resale volumes, partially offset by a 9% decrease in resale price.

Purchased gas, oil and NGL expense, which includes transportation expense, increased 45% in the first quarter of 2014, compared to the first quarter of 2013, due to a $31.8 million increase in resale gas purchases and a $123.6 million increase in resale oil and NGL purchases. Resale gas purchased increased due to a 50% increase in the resale price, partially offset by a 15% decrease in resale purchase volumes. Resale oil and NGL sales increased due to a 73% increase in resale purchase volumes, partially offset by a 9% decrease in resale purchase price.

OTHER CONSOLIDATED EXPENSES AND INCOME

General and administrative expense. During the first quarter of 2014, general and administrative (G&A) expense increased $10.6 million, or 23% compared to the first quarter of 2013. The increase in G&A in 2014 was primarily due to a $2.6 million increase in labor costs due to the increased number of employees, a $2.3 million increase for retention bonuses related to the QEP Field Services separation to be paid in December 2014 or whenever the separation of QEP Field Services occurs, whichever is earlier (see Note 9 – Restructuring Costs, for additional information), and a $5.4 million increase in professional and outside services mainly related to the ongoing implementation of a new Enterprise Resource Planning (ERP) system, feasibility studies and current transactions, including the QEP Field Services separation, QEP Midstream operating as a public company, Permian Basin Acquisition and various divestitures of non-core properties.

Net gain from asset sales. In the first quarter of 2014, QEP Energy sold its interest in non-core unproved oil and gas properties resulting in a pre-tax gain on sale of $2.4 million.

Realized and unrealized (loss) gain on derivative contracts. Gains and losses on derivative instruments are comprised of both realized and unrealized gains and losses on QEP’s commodity derivative contracts and interest rate swaps, which are marked-to-market each quarter. During the first quarter of 2014, losses on commodity derivative instruments were $80.2 million, of which $34.7 million were realized and $45.5 million were unrealized. During the first quarter of 2013, losses on commodity derivative instruments were $34.4 million, of which $51.3 million were realized gains and $85.7 million were unrealized losses. Additionally, during the first quarter of 2014, losses from interest rate swaps were $0.7 million, all of which were realized, compared to a loss of $0.2 million during the first quarter of 2013, of which $0.6 million were realized losses offset by an unrealized gain of $0.4 million.

Interest expense. Interest expense increased $3.1 million, or 8% during the first quarter of 2014, compared to the first quarter of 2013. The increase was attributable to average debt levels in 2014 that were approximately $171.2 million, or 5%, higher than average debt levels in the first quarter of 2013. The increase in average debt levels is primarily related to additional borrowing on the credit facility and the increase in QEP's term loan to $600.0 million in the first quarter of 2014, both of which were used to fund the Permian Basin Acquisition.

Income taxes. Income tax provision was $23.4 million during the first quarter of 2014 compared to an income tax benefit of $2.2 million during the first quarter of 2013. The increased provision was primarily the result of higher income before income taxes for the first quarter of 2014, compared to a loss before income taxes for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

QEP seeks to fund its development projects by employing a capital structure and financing strategy to provide sufficient liquidity to withstand commodity price swings. QEP maintains a commodity price derivative strategy to reduce commodity price volatility and to provide certainty to cash flows. QEP funds its operations, capital expenditures and working capital requirements with cash flow from its operating activities and borrowings under its credit facilities. Periodically, QEP accesses debt and equity capital markets and sells properties to provide additional liquidity. The Company believes cash flow from operations, cash-on-hand and availability under its credit facility will be sufficient to fund the Company’s planned capital expenditures and operating expenses during the next 12 months and the foreseeable future. To the extent actual operating results differ from the Company’s estimates, QEP's liquidity could be adversely affected.

The following table provides QEP’s available liquidity and debt to equity ratio compared to the previous period:

	March 31, 2014	December 31, 2013
	(in millions, except %)
Cash and cash equivalents	$3.9	$11.9
Amount available under the QEP credit facility (1)	394.7	1,016.2
Total liquidity	$398.6	$1,028.1
Total debt	$3,919.2	$2,997.5
Total common shareholders' equity	3,417.3	3,376.6
Ratio of debt to total capital (2)	53%	47%
 ____________________________

(1)
See discussion of revolving credit facility below. Availability under QEP's credit facility is reduced by outstanding letters of credit of $3.8 million as of March 31, 2014, and December 31, 2013, and does not include the $500.0 million available under QEP Midstream's credit facility.

(2)	Defined as total debt divided by the sum of total debt plus common shareholders’ equity.

QEP's Credit Facility

QEP’s unsecured revolving credit facility, which matures in August 2016, provides for loan commitments of $1.5 billion from a syndicate of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit facility also contains an accordion provision that would allow for the amount of the facility to be increased to $2.0 billion and a provision whereby the maturity can be extended for up to two additional one-year periods, with the agreement of the lenders. QEP’s weighted-average interest rate on borrowings from its credit facility was 2.19% during the first quarter of 2014. At March 31, 2014, QEP was in compliance with the debt covenants under the credit agreement. At April 30, 2014, QEP had $1,138.5 million of borrowings and $3.8 million of letters of credit outstanding under its credit facility.

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

There have been no borrowings under QEP Midstream's credit facility, and at March 31, 2014, QEP Midstream was in compliance with the covenants under the QEP Midstream credit agreement.

QEP is not a borrower or guarantor of QEP Midstream's credit facility. In addition, QEP is not subject to any of the restrictions or covenants contained in QEP Midstream's credit agreement. Outstanding indebtedness under QEP Midstream's credit facility is not included in the definition of indebtedness under QEP's credit agreement.

Term Loan

QEP's $600.0 million unsecured term loan facility provides for borrowings at short-term interest rates and contains covenants, restrictions and interest rates that are substantially the same as QEP’s revolving credit facility. The term loan matures in April 2017, and the maturity date may be extended one year with the agreement of the lenders. In conjunction with the Permian Basin Acquisition, QEP borrowed the incremental $300.0 million available under the facility and increased total borrowings under the term loan to $600.0 million. There were no changes to the maturity date, pricing or covenants in the credit agreement. QEP incurred $1.1 million of debt issuance costs associated with the new term loan issuance.

During the first quarter of 2014, QEP’s weighted-average interest rate on borrowings under the term loan was 1.59%. In conjunction with the term loan, QEP entered into interest rate swap contracts with a combined notional principal amount of $600.0 million which will mature in March 2017. Under the aggregated swap contracts, QEP pays 0.96% for the life of the swaps and receives one-month LIBOR. The interest rate at March 31, 2014, under the term loan is one-month LIBOR, plus 2.00% (the Applicable Margin) which, when combined with the fixed interest rate swaps, results in an effective rate of 2.96% for borrowings under the term loan. To the extent that the Applicable Margin under the term loan changes, the effective fixed rate paid for borrowings under the term loan will change.

Senior Notes

The Company’s senior notes outstanding as of March 31, 2014, totaled $2,221.8 million principal amount and are comprised of six issuances as follows:

•	$176.8 million 6.05% Senior Notes due September 2016

•	$134.0 million 6.80% Senior Notes due April 2018

•	$136.0 million 6.80% Senior Notes due March 2020

•	$625.0 million 6.875% Senior Notes due March 2021

•	$500.0 million 5.375% Senior Notes due October 2022

•	$650.0 million 5.25% Senior Notes due May 2023

Cash Flow from Operating Activities

Cash flows from operations are primarily affected by gas, oil and NGL production volumes and commodity prices (including the effects of settlements of the Company’s derivative contracts) and by changes in working capital. QEP enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future gas, oil and NGL production for the next 12 to 24 months.

Net cash provided by operating activities during the first quarter of 2014 increased $150.3 million compared to the first quarter of 2013, due to increased net income and a decrease in the use of cash from operating assets and liabilities, partially offset by lower noncash net income adjustments. Changes in operating assets and liabilities used $38.1 million of cash in the first quarter of 2014, mainly due to an increase of accounts receivable related to increased revenue offset by increased accounts payable and accrued expenses. Changes in operating assets and liabilities used $162.4 million of cash in the first quarter of 2013 primarily due to a $115.0 million settlement payment in the first quarter of 2013 and an increase in deferred income taxes. Net cash provided by operating activities is presented below:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Net income	$45.5	$(3.7)	$49.2
Noncash adjustments to net income	315.0	338.2	(23.2)
Changes in operating assets and liabilities	(38.1)	(162.4)	124.3
Net cash provided by operating activities	$322.4	$172.1	$150.3

Cash Flow from Investing Activities

In the first quarter of 2014, net cash used in investing activities was $1,223.9 million, compared to $383.1 million in the first quarter of 2013. This increase in investing activities was largely due to the Permian Basin Acquisition, which closed in the first quarter of 2014 for a total purchase price of $945.0 million, subject to post-closing adjustments. A comparison of capital expenditures for the first quarter of 2014 and 2013 and a forecast for calendar year 2014 are presented in the table below:

	Three Months Ended			Current Forecast Twelve Months Ended (1)	Prior Forecast Twelve Months Ended (2)
	March 31,
	2014	2013	Change	December 31, 2014	December 31, 2014
	(in millions)
QEP Energy	$1,263.2	$325.4	$937.8	$1,650.0	$1,700.0
QEP Field Services	21.5	12.0	9.5	80.0	80.0
QEP Marketing	0.3	0.4	(0.1)	0.5	0.5
QEP	3.4	4.2	(0.8)	24.5	24.5
Total accrued capital expenditures	1,288.4	342.0	946.4	1,755.0	1,805.0
Change in accruals and purchase adjustments	(11.6)	42.6	(54.2)	—	—
Total cash capital expenditures	$1,276.8	$384.6	$892.2	$1,755.0	$1,805.0
 ____________________________

(1)	Represents the mid-point of the most recent guidance and excludes approximately $945.0 million for the Permian Basin Acquisition.

(2)	Forecast as reported in the 2013 Annual Report on Form 10-K, filed on February 25, 2014.

During the first quarter of 2014, capital expenditures on a cash basis increased 232% to $1,276.8 million, compared to $384.6 million during the first quarter of 2013. The increase of $892.2 million in cash capital expenditures during the first quarter of 2014 was primarily the result of QEP Energy's increased capital expenditures related to the Permian Basin Acquisition.

In the first quarter of 2014, QEP Energy's capital investment, on an accrual basis, increased $937.8 million over the first quarter of 2013 to a total of $1,263.2 million. This increase was primarily due to the Permian Basin Acquisition, which closed in the first quarter of 2014 for a total purchase price of $945.0 million, subject to post-closing adjustments. In addition, capital expenditures increased $48.1 million in the Williston Basin, and $11.6 million in Pinedale due to additional drilling activity and operations in these areas. These increases were partially offset by decreases of $32.3 million in the Midcontinent, $20.1 million in the other Northern Region and $19.1 million in the Uinta Basin due to divestitures of non-core properties in 2013, and decreased drilling activity in the areas, as well as a $6.9 million decrease in the Haynesville/Cotton Valley area due to the suspended drilling program.

In the first quarter of 2014, compared to the first quarter of 2013, QEP Field Services' capital investment increased $9.5 million, on an accrual basis. Capital expenditures during the first quarter of 2014 primarily related to $7.4 million for expansion of the Uinta Basin Gathering system and $2.7 million for expansion of the Vermillion Processing Plant, with the remaining expenditures relating to maintenance capital expenditures and other minor projects on the various plants and gathering systems.

At March 31, 2014, forecasted capital investments for 2014, excluding acquisitions, are expected to be approximately $1,755.0 million, comprised of $1,650.0 million for QEP Energy, $80.0 million for QEP Field Services, and $25.0 million for QEP Marketing and Resources. For the remainder of 2014, QEP intends to fund capital expenditures with cash flow from operating activities, and, if needed, borrowings under its revolving credit facility. QEP plans minimal capital expenditures for the Haynesville Shale and other dry-gas development areas and plans to increase capital expenditures for higher return projects, including oil-directed horizontal drilling in the Williston Basin and the Permian Basin, the latter of which was acquired in the first quarter of 2014. QEP Energy has allocated approximately 98% of its forecasted 2014 drilling and completion capital expenditure budget to oil and liquids-rich gas plays. QEP plans to invest a total of approximately $80.0 million in capital expenditures during 2014 to maintain and grow its midstream business (including QEP Midstream), including an expansion of the Vermillion processing plant as well as additional gathering facilities in the Uinta Basin. The remaining QEP Field Services' capital expenditures will be related to compressor projects, new well connections and gathering line expansion. QEP plans to invest approximately $25.0 million in capital expenditures related to corporate activities, primarily the implementation of a new ERP system and building improvements. The aggregate levels of capital expenditures for 2014, and the allocation of those expenditures are dependent on a variety of factors, including drilling results, gas, oil and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management’s business assessments as to where QEP’s capital investment can generate the best return. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP’s estimates.

Cash Flow from Financing Activities

In the first quarter of 2014, net cash proceeds from financing activities were $893.5 million compared to $211.0 million in the first quarter of 2013. During the first quarter of 2014, QEP had borrowings from the credit facility of $1,643.0 million and repayments on the credit facility of $1,021.5 million. QEP also issued an additional $300.0 million under its term loan. These increased borrowings were offset by decreased checks outstanding in excess of cash balances of $12.5 million during the first quarter of 2014. In the three months ended March 31, 2014, QEP paid $3.6 million of regular quarterly dividends.

At March 31, 2014, long-term debt consisted of $1,101.5 million outstanding under the credit facility, $600.0 million under the term loan and $2,221.8 million in senior notes (including $4.1 million of net original issue discount). The $621.5 million increase in borrowings under the credit facility and $300.0 million increase in the term loan during the first three months of 2014 were primarily used to fund the Permian Basin Acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QEP’s primary market risk exposures arise from changes in the market price for gas, oil and NGL, and volatility in interest rates. These risks can affect revenues and cash flows from operating, investing and financing activities. Commodity prices have historically been volatile and are subject to wide fluctuations in response to relatively minor changes in supply and demand. If commodity prices fluctuate significantly, revenues and cash flow may significantly decrease or increase. QEP Energy, QEP Field Services, and QEP Marketing also have long-term contracts for pipeline capacity, and are obligated to pay for transportation services with no guarantee that QEP will be able to fully utilize the contractual capacity of these transportation commitments. In addition, a non-cash write-down of the Company’s oil and gas properties may be required if future oil and gas commodity prices experience a sustained, significant decline. Furthermore, the Company’s credit facility and term loan agreement have floating interest rates which expose QEP to interest rate risk. To manage the Company’s exposure to these risks, QEP enters into commodity derivative contracts in the form of fixed-price swaps to manage commodity price risk and interest rate swaps to manage interest rate risk.

Commodity Price Risk Management

QEP uses commodity price derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these same arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price swaps. The volume of commodity derivative instruments utilized by the Company may vary from year-to-year based on QEP's forecasted production. The derivative instruments utilized by the Company do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of March 31, 2014, QEP held commodity price derivative contracts totaling 119.2 million MMBtu of gas and 12.8 million barrels of oil. At December 31, 2013, the QEP derivative contracts covered 139.4 million MMBtu of gas and 6.9 million barrels of oil.

The following table presents open 2014 derivative positions, which includes what was in effect as of March 31, 2014 (see Note 8 - Derivative Contracts, under Part 1, Item 1 of this Quarter Report on Form 10-Q for table as of March 31, 2014) and what is known to be in effect as of April 30, 2014:

QEP Energy Commodity Derivative Positions

Year	Type of Contract	Index	Total Volumes	Average Swap price per unit
			(in millions)
Gas sales			(MMBtu)
2014	SWAP	NYMEX	19.6	$4.22
2014	SWAP	IFNPCR	53.9	$4.08
2015	SWAP	NYMEX	25.6	$4.14
2015	SWAP	IFNPCR	7.3	$3.97
Oil Sales			(Bbls)
2014	SWAP	NYMEX WTI	7.2	$92.59
2015	SWAP	NYMEX WTI	4.7	$88.17

QEP Energy Oil Basis Swaps

Year	Index	Index Less Differential	Total Volumes	Weighted Average Differential
			(in millions)
Oil basis swaps			(Bbls)
2014	NYMEX WTI	ICE Brent	0.5	$13.78
2014	NYMEX WTI	LLS	0.5	$4.00
2015	NYMEX WTI	LLS	0.1	$4.00

QEP Marketing Commodity Derivative Positions

Year	Type of Contract	Index	Total Volumes	Average Swap price per MMBtu
			(in millions)
Gas sales			(MMBtu)
2014	SWAP	IFNPCR	2.6	$3.77
Gas purchases			(MMBtu)
2014	SWAP	IFNPCR	0.8	$3.82

Changes in the fair value of derivative contracts from December 31, 2013 to March 31, 2014, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of gas and oil derivative contracts outstanding at December 31, 2013	$(23.5)
Contracts settled	34.8
Change in gas and oil prices on futures markets	(70.8)
Contracts added	(9.4)
Net fair value of gas and oil derivative contracts outstanding at March 31, 2014	$(68.9)

The following table shows sensitivity of fair value of gas and oil derivative contracts to changes in the market price of gas, oil and NGL and basis differentials:

March 31, 2014
(in millions)
Net fair value - asset (liability)	$(68.9)
Fair value if market prices of gas and oil and basis differentials decline by 10%	106.2
Fair value if market prices of gas and oil and basis differentials increase by 10%	(244.0)

Utilizing the actual derivative volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $175.1 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $175.1 million as of March 31, 2014. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company’s commodity derivative transactions, see Note 8 – Derivative Contracts under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company’s ability to borrow and the rates offered by lenders can be adversely affected by illiquid credit markets as described in the risk factors in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s credit facility has a floating interest rate, which exposes QEP to interest rate risk. At March 31, 2014, the Company had $1,101.5 million outstanding under its revolving credit facility. If interest rates were to increase or decrease 10% over the three months ended March 31, 2014, at our average level of borrowing for those same periods, our interest expense would increase or decrease by $0.4 million for the three months ended March 31, 2014.

The Company’s term loan has a floating interest rate, which also exposes QEP to interest rate risk. QEP uses interest rate swaps to mitigate a portion of its exposure to interest rate volatility risk associated with its $600.0 million term loan. For the $300.0 million term loan issued during 2012, QEP locked in a fixed interest rate of 1.07% in exchange for a variable interest rate indexed to the one-month LIBOR. For the $300.0 million term loan issued during 2014, QEP locked in a fixed interest rate of 0.86%. The interest rate swaps settle monthly and will mature in March 2017. At March 31, 2014, the fair value of the interest rate swaps was a derivative liability balance of $1.9 million. A 50 basis point decrease would cause the fair value of the interest rate swaps to decrease by $8.1 million while a 50 basis point increase would cause the fair value of the interest rate swaps to increase by $8.6 million.

The remaining $2,221.8 million of the Company’s debt is Senior Notes with fixed interest rates; therefore it is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 10 – Debt under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report contains information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	QEP’s growth strategies;

•	gas, oil and NGL prices and factors affecting the volatility of such prices;

•	plans to drill or participate in wells and to defer completion of wells;

•	results from planned drilling operations and production operations;

•	pro forma results for acquired properties;

•	expected restructuring costs;

•	the Company's liquidity;

•	plans to divest of non-core assets and use of proceeds from such divestitures;

•	plans to separate the midstream business;

•	impact of refinery and pipeline and other infrastructure constraints on oil prices;

•	assumptions regarding equity-based compensation;

•	recognition of compensation costs related to equity compensation grants;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures and operating expenses;

•	estimated accrual for loss contingencies and other items;

•	impact of lower or higher commodity prices and interest rates;

•	effect of a recession;

•	plans to enter into derivative contracts for a portion of forecasted production;

•	the outcome of contingencies such as legal proceedings;

•	expected contributions to the Company’s pension plans and returns from plan assets;

•	the significance of Adjusted EBITDA as a measure of cash flow and liquidity;

•	potential for future asset impairments;

•	estimated future purchase accounting adjustments; and

•	timing of closing and recognition of any gain or loss on dispositions.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013;

•	changes in gas, oil and NGL prices;

•	general economic conditions, including the performance of financial markets and interest rates;

•	drilling results;

•	shortages of oilfield equipment, services and personnel;

•	lack of available pipeline capacity;

•	QEP's ability to successfully integrate acquired assets or divest of non-core assets;

•	the outcome of contingencies such as legal proceedings;

•	permitting delays;

•	operating risks such as unexpected drilling conditions;

•	weather conditions;

•	changes in maintenance and construction costs, including possible inflationary pressures;

•	the availability and cost of debt and equity financing;

•	changes in laws or regulations;

•	legislation regarding climate change and other initiatives related to drilling and completion techniques, including hydraulic fracturing;

•	derivative activities;

•	substantial liabilities from legal proceedings and environmental claims;

•	failure of internal controls and procedures;

•	failure of QEP's information technology infrastructure or applications;

•	elimination of federal income tax deductions for oil and gas exploration and development costs;

•	future opportunities that QEP's Board of Directors may determine present greater potential value to stockholders than planned divestiture of assets;

•	regulatory approvals and compliance with contractual obligations;

•	actions, or inaction, by federal, state, local or tribal governments;

•	fluctuations in processing margins;

•	unexpected changes in costs for constructing, modifying or operating midstream facilities;

•	lack of, or disruptions in, adequate and reliable transportation for QEP's products; and

•	other factors, most of which are beyond the Company’s control.

QEP undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report on Form 10-Q, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of March 31, 2014. Based on such evaluation, such officers have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, QEP has initiated the process to ensure we are in compliance with the 2013 Framework and we anticipate we will be in compliance by the required due date of December 15, 2014.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 11 - Contingencies to the Company's condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Risk factors relating to the Company are set forth in its Annual Report on Form 10-K for the year ended December 31, 2013. No material changes to such risk factors have occurred during the three months ended March 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of QEP shares were made by QEP in association with vested restricted stock awards withheld for taxes.

Period	Total shares purchased (1)	Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 - January 31, 2014	265	$31.30	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	188,927	28.82	—	—
 ____________________________

(1)
All of the 189,192 shares purchased during the three-month period ended March 31, 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock. Stock options that are net settled do not involve the acquisition of any shares.

In January 2014, QEP's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding shares of common stock. This authorization is effective until January 2015. The timing and amount of any QEP share repurchases will depend upon a number of factors, including general market conditions, the Company’s financial position and the estimated intrinsic value of the Company’s shares. The repurchase plan does not obligate QEP to acquire any specific number of shares and may be discontinued at any time. During the quarter ended March 31, 2014, no shares were repurchased.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.
ITEM 6.    EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Exhibits
10.1
Purchase and Sale Agreement, dated December 6, 2013, by and among QEP Energy Company, as purchaser, and Enervest Holding, L.P., Enervest Energy Institutional Fund XII-A, L.P., Enervest Energy Institutional Fund XII-WIB, L.P., and Enervest Energy Institutional Fund XII-WIC, L.P., as sellers, as amended by First Amendment to Purchase and Sale Agreement, date January 31, 2014, by and between EnerVest Holding, L.P. and QEP Energy Company, and Second Amendment to Purchase and Sale Agreement, date February 14, 2014, by and between EnerVest Holding, L.P. and QEP Energy Company.

10.2
Second Amendment to Term Loan Agreement, dated as of February 25, 2014, by and among QEP Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders.

10.3
Third Amendment to Credit Agreement, dated as of January 31, 2014, by and among QEP Resources, Inc., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders.

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

QEP RESOURCES, INC.
(Registrant)

May 7, 2014	/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

May 7, 2014	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President,
Chief Financial Officer and Treasurer