Form 10-K/A
period 2014-12-31
QEP RESOURCES, INC.
filed 2015-02-25
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On February 24, 2015, QEP Resources (QEP or the Company) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (2014 Form 10-K).

This Amendment No. 1 on Form 10-K/A amends the 2014 Form 10-K and is made solely for the purpose of correcting the inadvertent omission of the typed signature of our auditor on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the 2014 Form 10-K, QEP had a manually signed and dated Report of Independent Registered Public Accounting Firm. Except as described above, there are no other changes to the 2014 Form 10-K.

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

/s/PricewaterhouseCoopers LLP
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

10.41*+	Form of Performance Share Unit Award Agreement under the QEP Resources, Inc. Cash Incentive Plan, for awards to executive officers through 2014.
10.42*+	Form of Performance Share Unit Award Agreement under the QEP Resources, Inc. Cash Incentive Plan, for awards to executive officers after 2014.
12.1*	Ratio of earnings to fixed charges.
21.1*	Subsidiaries of the Company.
23.1‡	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.2*	Consent of Independent Petroleum Engineers and Geologists - Ryder Scott Company, L.P.
23.3*	Consent of Independent Petroleum Engineers and Geologists - DeGolyer and MacNaughton
24*	Power of Attorney
31.1‡	Certification signed by Charles B. Stanley, QEP Resources, Inc., Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification signed by Richard J. Doleshek, QEP Resources, Inc. Executive Vice President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡
Certification signed by Charles B. Stanley and Richard J. Doleshek, QEP Resources, Inc. Chairman, President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Qualifications and Report of Independent Petroleum Engineers and Geologists - Ryder Scott Company, L.P.
99.2*	Qualifications and Report of Independent Petroleum Engineers and Geologists - DeGolyer and MacNaughton
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
 ____________________________
‡    Filed herewith.

*	Filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

**
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates a management contract or compensatory plan or arrangement.

 (c) Financial Statement Schedule:
QEP RESOURCES, INC.
Schedule of Valuation and Qualifying Accounts

Description	Beginning Balance	Amounts charged (credited) to expense	Deductions for accounts written off and other	Ending Balance
	(in millions)
Year ended December 31, 2014
Allowance for bad debts	$2.2	$2.1	$0.3	$4.6
Year ended December 31, 2013
Allowance for bad debts	2.4	0.1	(0.3)	2.2
Year ended December 31, 2012
Allowance for bad debts	1.3	1.3	(0.2)	2.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2015.

QEP RESOURCES, INC.
(Registrant)

/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

/s/ Charles B. Stanley		Chairman, President and Chief Executive Officer
Charles B. Stanley		(Principal Executive Officer)

/s/ Richard J. Doleshek		Executive Vice President and Chief Financial Officer
Richard J. Doleshek		(Principal Financial Officer)

/s/ Alice B. Ley		Vice President, Controller and Chief Accounting Officer
Alice B. Ley		(Principal Accounting Officer)

*Charles B. Stanley		Chairman of the Board; Director
*Phillips S. Baker, Jr.		Director
*L. Richard Flury		Director
*David Trice		Director
*Robert E. McKee III		Director
*M. W. Scoggins		Director
*Julie A. Dill		Director
*Robert F. Heinemann		Director
*William L. Thacker III		Director

February 25, 2015	*By	/s/ Charles B. Stanley
Charles B. Stanley, Attorney in Fact