Form 10-Q
period 2016-03-31
QEP RESOURCES, INC.
filed 2016-04-27
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

At March 31, 2016, there were 216,747,837 shares of the registrant’s common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES	(in millions, except per share amounts)
Gas sales	$85.1	$122.0
Oil sales	143.8	178.8
NGL sales	13.6	19.1
Other revenue	2.3	4.4
Purchased gas and oil sales	16.5	143.8
Total Revenues	261.3	468.1
OPERATING EXPENSES
Purchased gas and oil expense	16.9	145.9
Lease operating expense	60.0	61.8
Gas, oil and NGL transportation and other handling costs	73.6	65.1
Gathering and other expense	1.3	1.7
General and administrative	48.7	47.4
Production and property taxes	17.8	27.8
Depreciation, depletion and amortization	240.0	195.4
Exploration expenses	0.3	1.1
Impairment	1,182.4	20.0
Total Operating Expenses	1,641.0	566.2
Net gain (loss) from asset sales	0.5	(30.5)
OPERATING INCOME (LOSS)	(1,379.2)	(128.6)
Realized and unrealized gains (losses) on derivative contracts (See Note 7)	50.9	80.9
Interest and other income (expense)	2.3	(2.6)
Interest expense	(36.7)	(36.8)
INCOME (LOSS) BEFORE INCOME TAXES	(1,362.7)	(87.1)
Income tax (provision) benefit	498.9	31.5
NET INCOME (LOSS)	$(863.8)	$(55.6)

Earnings (loss) per common share
Basic	$(4.55)	$(0.32)
Diluted	$(4.55)	$(0.32)

Weighted-average common shares outstanding
Used in basic calculation	189.7	176.2
Used in diluted calculation	189.7	176.2
Dividends per common share	$—	$0.02

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Net income (loss)	$(863.8)	$(55.6)
Other comprehensive income, net of tax:
Pension and other postretirement plans adjustments:
Amortization of net actuarial losses (1)	0.1	0.2
Amortization of prior service costs (2)	0.1	0.5
Other comprehensive income	0.2	0.7
Comprehensive income (loss)	$(863.6)	$(54.9)
____________________________

(1)	Presented net of income tax expense of $0.1 million during the three months ended March 31, 2016 and 2015, respectively.

(2)	Presented net of income tax expense of $0.3 million during the three months ended March 31, 2015.

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$616.4	$376.1
Accounts receivable, net	115.5	278.2
Income tax receivable	170.1	87.3
Fair value of derivative contracts	134.4	146.8
Gas, oil and NGL inventories, at lower of average cost or market	7.9	13.3
Prepaid expenses and other	20.9	30.1
Total Current Assets	1,065.2	931.8
Property, Plant and Equipment (successful efforts method for gas and oil properties)
Proved properties	13,472.2	13,314.9
Unproved properties	678.6	691.0
Marketing and other	296.8	297.9
Materials and supplies	31.1	38.5
Total Property, Plant and Equipment	14,478.7	14,342.3
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	8,252.4	6,870.2
Marketing and other	90.6	87.5
Total Accumulated Depreciation, Depletion and Amortization	8,343.0	6,957.7
Net Property, Plant and Equipment	6,135.7	7,384.6
Fair value of derivative contracts	20.8	23.2
Other noncurrent assets	60.9	58.6
TOTAL ASSETS	$7,282.6	$8,398.2
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$—	$29.8
Accounts payable and accrued expenses	204.7	351.7
Production and property taxes	41.5	46.1
Interest payable	33.7	36.4
Fair value of derivative contracts	—	0.8
Current portion of long-term debt	176.7	176.8
Total Current Liabilities	456.6	641.6
Long-term debt	2,016.2	2,014.7
Deferred income taxes	1,033.3	1,479.8
Asset retirement obligations	207.4	204.9
Fair value of derivative contracts	3.4	4.0
Other long-term liabilities	108.0	105.3
Commitments and contingencies (Note 10)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 217.6 million and 177.3 million shares issued, respectively	2.2	1.8
Treasury stock – 0.8 million and 0.5 million shares, respectively	(18.2)	(14.6)
Additional paid-in capital	931.4	554.8
Retained earnings	2,554.5	3,418.3
Accumulated other comprehensive income	(12.2)	(12.4)
Total Common Shareholders' Equity	3,457.7	3,947.9
TOTAL LIABILITIES AND EQUITY	$7,282.6	$8,398.2

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2015	177.3	$1.8	(0.5)	$(14.6)	$554.8	$3,418.3	$(12.4)	$3,947.9
Net income (loss)	—	—	—	—	—	(863.8)	—	(863.8)
Equity issuance, net of offering costs	38.0	0.4	—	—	368.2	—	—	368.6
Share-based compensation	2.3	—	(0.3)	(3.6)	8.4	—	—	4.8
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.2	0.2
Balance at March 31, 2016	217.6	$2.2	(0.8)	$(18.2)	$931.4	$2,554.5	$(12.2)	$3,457.7

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$(863.8)	$(55.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	240.0	195.4
Deferred income taxes	(446.7)	(4.8)
Impairment	1,182.4	20.0
Share-based compensation	8.0	9.1
Amortization of debt issuance costs and discounts	1.6	1.9
Net (gain) loss from asset sales	(0.5)	30.5
Unrealized (gains) losses on marketable securities	(0.2)	—
Unrealized (gains) losses on derivative contracts	13.5	23.5
Changes in operating assets and liabilities	(52.6)	(492.7)
Net Cash Provided by (Used in) Operating Activities	81.7	(272.7)
INVESTING ACTIVITIES
Property acquisitions	(14.8)	—
Property, plant and equipment, including dry exploratory well expense	(185.8)	(342.1)
Proceeds from disposition of assets	22.9	1.6
Net Cash Provided by (Used in) Investing Activities	(177.7)	(340.5)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(29.8)	(38.9)
Treasury stock repurchases	(2.9)	(1.9)
Other capital contributions	0.2	(0.4)
Dividends paid	—	(3.5)
Proceeds from issuance of common stock, net	368.6	—
Excess tax (provision) benefit on share-based compensation	0.2	(1.8)
Net Cash Provided by (Used in) Financing Activities	336.3	(46.5)
Change in cash and cash equivalents	240.3	(659.7)
Beginning cash and cash equivalents	376.1	1,160.1
Ending cash and cash equivalents	$616.4	$500.4

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$37.8	$37.6
Cash paid for income taxes	32.0	509.8
Non-cash Investing Activities:
Change in capital expenditure accruals and other non-cash adjustments	$(22.6)	$(59.2)

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Nature of Business

QEP Resources, Inc. (QEP or the Company) is an independent crude oil and natural gas production company focused in two major regions of the United States: the Northern Region (primarily in Wyoming, North Dakota and Utah) and the Southern Region (primarily in Texas and Louisiana). QEP's corporate headquarters are located in Denver, Colorado and shares of QEP's common stock trade on the New York Stock Exchange (NYSE) under the ticker symbol “QEP”.

Basis of Presentation of Interim Condensed Consolidated Financial Statements

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

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements and the year-end balance sheet do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of the Condensed Consolidated Financial Statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Equity Offering

In March 2016, QEP issued 37.95 million additional shares of common stock through a public equity offering and received net proceeds of approximately $368.6 million. QEP expects to use the proceeds from this offering for general corporate purposes, which may include, among other things, reducing indebtedness, acquiring properties, funding a portion of the Company's exploration and production activities and working capital.

Termination of Marketing Agreements and QEP Marketing Segment
Effective January 1, 2016, QEP terminated its contracts for resale and marketing transactions between its wholly owned subsidiaries, QEP Marketing Company (QEP Marketing) and QEP Energy Company (QEP Energy).  In addition, substantially all of QEP Marketing's third-party purchase and sale agreements and gathering, processing and transportation contracts were assigned to QEP Energy, except those contracts related to natural gas storage activities and the Haynesville gathering system. As a result, QEP Energy is directly marketing its own gas, oil and NGL production. While QEP will continue to act as an agent for the sale of gas, oil and NGL production for other working interest owners, for whom QEP serves as the operator, QEP is no longer the first purchaser of this production.  QEP has substantially reduced its marketing activities, and subsequently, is reporting lower resale revenue and expenses than it had in prior periods. In conjunction with the changes described above, QEP conducted a segment analysis in accordance with Accounting Standards Update (ASU) Topic 820, Segment Reporting, and determined that QEP has one reportable segment effective January 1, 2016.

Revision of Financial Statements

In the fourth quarter of 2015, the Company determined that certain transactions that had been reported on a gross basis and included in "Purchased gas and oil sales" and "Purchased gas and oil expense" on the Condensed Consolidated Statement of Operations for the first quarter of 2015 should have been reported on a net basis, as the transactions were with the same counterparty and were entered into in contemplation of one another. The Company revised its financial statements to reflect the net accounting treatment and assessed the cumulative impact of the revisions on each period affected. The revisions had no effect on the Company’s operating income, net income, earnings per share, cash flows or retained earnings. The Company determined that the impact of the change from gross to net accounting was not material, either individually or in the aggregate, to previously issued financial statements. The Company has, however, recast its Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

The following table details the impact of these revisions for the three months ended March 31, 2015, on the Condensed Consolidated Statement of Operations.

	Three Months Ended March 31, 2015
	As reported	As revised	Change
	(in millions)
REVENUES
Purchased gas and oil sales	$167.3	$143.8	$(23.5)
Total Revenues	491.6	468.1	(23.5)
OPERATING EXPENSES
Purchased gas and oil expense	$169.4	$145.9	$(23.5)
Total Operating Expenses	589.7	566.2	(23.5)

Reclassifications

Certain prior period balances in the Condensed Consolidated Balance Sheets have been reclassified to conform to the current year presentation. Such reclassifications had no impact on operating income, net income, earnings per share, cash flows or shareholders’ equity previously reported.

Impairment of Long-Lived Assets

During the three months ended March 31, 2016, QEP recorded impairment expense of $1,182.4 million, of which $1,167.9 million was related to proved properties due to lower future oil and gas prices, $10.8 million was related to expiring leaseholds on unproved properties and $3.7 million was related to impairment of goodwill. Of the $1,167.9 million impairment on proved properties, $1,164.0 million related to Pinedale properties, $3.5 million related to Other Northern properties and $0.4 million related to Other Southern properties.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and lease liabilities classified as operating leases on the balance sheet. The amendment will be effective for reporting periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and hedging (Topic 815): Contingent put and call options in debt instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from contracts with customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principle versus agent considerations. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2017, and early adoption is not permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

Note 2 – Acquisitions and Divestitures

During the three months ended March 31, 2016, QEP acquired various oil and gas properties, primarily in the Williston and Permian basins, for a total purchase price of $21.0 million, which primarily included additional interests in QEP's operated wells and the associated leasehold. As a part of the purchase price allocation, the Company recorded $3.7 million of goodwill.

Additionally, during the three months ended March 31, 2016, QEP received proceeds of $22.9 million, primarily related to the divestiture of certain non-core properties in the Southern Region.

Note 3 – Earnings Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options. QEP’s unvested restricted shares are included in weighted-average basic common shares outstanding because, once the shares are granted, the restricted shares are considered issued and outstanding, the historical forfeiture rate is minimal and the restricted shares are eligible to receive dividends.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company’s unvested restricted stock does not have a contractual obligation to share in losses of the Company. The Company’s unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings per common share. During the three months ended March 31, 2016 and 2015, there were no anti-dilutive shares.

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Weighted-average basic common shares outstanding	189.7	176.2
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-term Stock Incentive Plan	—	—
Average diluted common shares outstanding	189.7	176.2

Note 4 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below. The balance at March 31, 2016, represents the amount of capitalized well costs that are pending the determination of proved reserves.

Capitalized Exploratory Well Costs
2016
(in millions)
Balance at January 1,	$2.6
Additions to capitalized exploratory well costs pending the determination of proved reserves	11.5
Balance at March 31,	$14.1

Note 5 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible, long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Of the $209.2 million and $206.8 million ARO liability for the periods ended March 31, 2016 and December 31, 2015, respectively, $1.8 million and $1.9 million, respectively, were included as a liability within "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
2016
(in millions)
ARO liability at January 1,	$206.8
Accretion	2.1
Additions	1.5
Liabilities settled	(1.2)
ARO liability at March 31,	$209.2

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

The fair value of financial assets and liabilities at March 31, 2016 and December 31, 2015, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	March 31, 2016
	(in millions)
Financial Assets
Commodity derivative instruments – short-term	$—	$134.5	$—	$(0.1)	$134.4
Commodity derivative instruments – long-term	—	20.9	—	(0.1)	20.8
Total financial assets	$—	$155.4	$—	$(0.2)	$155.2

Financial Liabilities
Commodity derivative instruments – short-term	$—	$0.1	$—	$(0.1)	$—
Commodity derivative instruments – long-term	—	3.5	—	(0.1)	3.4
Total financial liabilities	$—	$3.6	$—	$(0.2)	$3.4

	December 31, 2015
	(in millions)
Financial Assets
Commodity derivative instruments – short-term	$—	$147.8	$—	$(1.0)	$146.8
Commodity derivative instruments – long-term	—	23.2	—	—	23.2
Total financial assets	$—	$171.0	$—	$(1.0)	$170.0

Financial Liabilities
Commodity derivative instruments – short-term	$—	$1.8	$—	$(1.0)	$0.8
Commodity derivative instruments – long-term	—	4.0	—	—	4.0
Total financial liabilities	$—	$5.8	$—	$(1.0)	$4.8
_______________________

(1)
The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheets, as the contracts contain netting provisions. Refer to Note 7 – Derivative Contracts, for additional information regarding the Company's derivative contracts.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other Notes accompanying the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	March 31, 2016		December 31, 2015
	(in millions)
Financial Assets
Cash and cash equivalents	$616.4	$616.4	$376.1	$376.1
Financial Liabilities
Checks outstanding in excess of cash balances	$—	$—	$29.8	$29.8
Long-term debt	2,192.9	2,028.9	2,191.5	1,784.6

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

The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company’s ARO is presented in Note 5 – Asset Retirement Obligations.

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company utilizes fair value on a nonrecurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. During the three months ended March 31, 2016 and 2015, the Company recorded impairments on certain proved oil and gas properties of $1,167.9 million and $19.4 million, respectively, resulting in a reduction of the associated carrying value to fair value. The fair value of the property was measured utilizing the income approach and utilizing inputs which are primarily based upon internally developed cash flow models. Given the unobservable nature of the inputs, proved oil and gas property impairments are considered Level 3 within the fair value hierarchy.

Acquisitions of proved and unproved properties are also measured at fair value on a nonrecurring basis. The Company utilizes a discounted cash flow model to estimate the fair value of acquired property as of the acquisition date which utilizes the following inputs to estimate future net cash flows: estimated quantities of gas, oil and NGL reserves; estimates of future commodity prices; and estimated production rates, future operating and development costs, which are based on the Company's historic experience with similar properties. In some instances, market comparable information of recent transactions is used to estimate fair value of unproved acreage. Due to the unobservable characteristics of the inputs, the fair value of the properties is considered Level 3 within the fair value hierarchy.

Note 7 – Derivative Contracts

QEP has established policies and procedures for managing commodity price volatility through the use of derivative instruments. In the normal course of business, QEP uses commodity price derivative instruments to reduce the impact of potential downward movements in commodity prices on cash flow, returns on capital investment, and other financial results. However, these instruments typically limit gains from favorable price movements. The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. QEP may enter into commodity derivative contracts for up to 100% of forecasted production from proved reserves, but generally, QEP enters into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. In addition, QEP may enter into commodity derivative contracts on a portion of its storage transactions. QEP does not enter into commodity derivative instruments for speculative purposes.

QEP uses commodity derivative instruments known as fixed-price swaps or collars to realize a known price or price range for a specific volume of production delivered into a regional sales point. QEP's commodity derivative instruments do not require the physical delivery of gas or oil between the parties at settlement. All transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the contract volume, for the settlement period. Gas price derivative instruments are typically structured as fixed-price swaps or collars at regional price indices. Oil price derivative instruments are typically structured as NYMEX fixed-price swaps based at Cushing, Oklahoma or oil price swaps that use Intercontinental Exchange, Inc. (ICE) Brent oil prices as the reference price. QEP also enters into crude oil and natural gas basis swaps to achieve a fixed-price swap for a portion of its oil and gas sales at prices that reference specific regional index prices.

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

Derivative Contracts – Production
The following table sets forth QEP’s quantities and average prices for its commodity derivative swap contracts as of March 31, 2016:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Gas sales		(MMBtu)	($/MMBtu)
2016	NYMEX HH	42.2	$2.80
2016	IFNPCR	55.0	$2.53
2017	NYMEX HH	73.0	$2.75
2017	IFNPCR	32.9	$2.51
2018	NYMEX HH	7.3	$2.80
Oil sales		(bbls)	($/bbl)
2016 (April through June)	NYMEX WTI	1.7	$57.09
2016 (July through December)	NYMEX WTI	4.8	$52.44
2017	NYMEX WTI	3.7	$51.71

The following table sets forth details of QEP's gas collars as of March 31, 2016:

		Total Volume	Average Price	Average Price
Year	Index		Floor	Ceiling
(in millions)
		(MMBtu)	($/MMBtu)	($/MMBtu)
2016	NYMEX HH	5.5	$2.75	$3.89

QEP uses gas basis swaps, combined with NYMEX HH fixed price swaps, to achieve fixed price swaps for the location at which it sells its physical production.

The following table sets forth details of QEP's gas basis swaps as of March 31, 2016:

Year	Index Less Differential	Index	Total Volumes	Weighted-Average Differential
			(in millions)
			(MMBtu)	($/MMBtu)
2016	NYMEX HH	IFNPCR	27.5	$(0.16)
2017	NYMEX HH	IFNPCR	51.1	$(0.18)

Derivative Contracts – Storage
QEP enters into commodity derivative transactions to lock in a margin on gas volumes placed into storage. The following table sets forth QEP’s volumes and swap prices for its storage commodity derivative contracts as of March 31, 2016:

Year	Type of Contract	Index	Total Volumes	Average Swap Price per MMBtu
			(in millions)
Gas sales			(MMBtu)	($/MMBtu)
2016	SWAP	IFNPCR	1.9	$2.57
2017	SWAP	IFNPCR	0.2	$2.69
Gas purchases
2016	SWAP	IFNPCR	0.7	$1.73

QEP Derivative Financial Statement Presentation
The following table identifies the Condensed Consolidated Balance Sheet location of QEP’s outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation in the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(in millions)
Current:
Commodity	Fair value of derivative contracts	$134.5	$147.8	$0.1	$1.8
Long-term:
Commodity	Fair value of derivative contracts	20.9	23.2	3.5	4.0
Total derivative instruments		$155.4	$171.0	$3.6	$5.8

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended
Derivative instruments not designated as cash flow hedges	March 31,
	2016	2015
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Gas derivative contracts	$21.5	$17.9
Oil derivative contracts	40.8	84.0
Storage
Gas derivative contracts	2.1	2.5
Total realized gains (losses) on commodity derivative contracts	64.4	104.4
Unrealized gains (losses) on commodity derivative contracts
Production
Gas derivative contracts	15.4	11.4
Oil derivative contracts	(27.9)	(33.1)
Storage
Gas derivative contracts	(1.0)	(1.8)
Total unrealized gains (losses) on commodity derivative contracts	(13.5)	(23.5)
Total realized and unrealized gains (losses) on commodity derivative contracts	$50.9	$80.9

Note 8 – Restructuring Costs

During 2015, QEP had multiple restructuring events, including the closure of its Tulsa office, which occurred in the third quarter of 2015. The Company estimates that the total costs related to the 2015 reorganizations will be approximately $8.1 million, of which approximately $5.3 million is related to one-time termination benefits and approximately $2.8 million is related to relocation of certain employees. During the three months ended March 31, 2016, restructuring costs of $0.3 million were incurred and paid related to the Tulsa office closure, all of which were related to the relocation of certain employees. The Company estimates that the remaining $0.1 million of restructuring costs related to the 2015 reorganizations will be incurred during the remainder of 2016. These restructuring costs were recorded within "General and administrative" expense of the Condensed Consolidated Statement of Operations.

Note 9 – Debt

As of the indicated dates, the principal amount of QEP’s debt consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Revolving Credit Facility due 2019	$—	$—
6.05% Senior Notes due 2016	176.8	176.8
6.80% Senior Notes due 2018	134.0	134.0
6.80% Senior Notes due 2020	136.0	136.0
6.875% Senior Notes due 2021	625.0	625.0
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
Less: unamortized discount and unamortized debt issuance costs	(28.9)	(30.3)
Total principal amount of debt (including current portion)	2,192.9	2,191.5
Less: current portion of long-term debt	(176.7)	(176.8)
Total long-term debt outstanding	$2,016.2	$2,014.7

Of the total debt outstanding on March 31, 2016, the 6.05% Senior Notes due September 1, 2016, the 6.80% Senior Notes due April 1, 2018, the 6.80% Senior Notes due March 1, 2020 and the 6.875% Senior Notes due March 1, 2021, will mature within the next five years. In addition, the revolving credit facility matures on December 2, 2019.

Credit Facility
QEP’s revolving credit facility, which matures in December 2019, provides for loan commitments of $1.8 billion from a group of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary provisions and restrictions. The credit agreement contains financial covenants (as defined in the credit agreement) that limit the amount of debt the Company may incur and may limit the amount available to be drawn under the credit facility, including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 4.25 times consolidated EBITDA (as defined in the credit agreement) for the fiscal quarters ending on and prior to December 31, 2017, and 3.75 times thereafter and (iii) a present value coverage ratio under which the present value of the Company’s proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2018, and 1.50 times at any time on or after January 1, 2018. At March 31, 2016, QEP was in compliance with the covenants under the credit agreement.

During the three months ended March 31, 2016 and 2015, QEP had no borrowings under the credit facility. Additionally, as of March 31, 2016 and 2015, QEP had no borrowings outstanding under the credit facility and had $2.8 million and $3.7 million, respectively, in letters of credit outstanding under the credit facility.

Senior Notes
At March 31, 2016, the Company had $2,221.8 million principal amount of senior notes outstanding with maturities ranging from September 2016 to May 2023 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of our other existing and future unsecured and senior obligations. QEP may redeem all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP’s senior notes contain customary events of default and covenants that may limit QEP’s ability to, among other things, place liens on its property or assets.

Note 10 – Contingencies

QEP is involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of its business. QEP assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its Condensed Consolidated Financial Statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable, and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, QEP may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, the ongoing discovery and/or development of information important to the matter.

Litigation

Rocky Mountain Resources Lawsuit – Rocky Mountain Resources, LLC (Rocky Mountain) filed its complaint in March 2011, seeking determination of the existence of a 4% overriding royalty interest in an oil and gas lease. Rocky Mountain alleges that the defendants have failed to pay Rocky Mountain monies associated with the claimed 4% overriding royalty interest since the issuance of the lease by the State of Wyoming in 1980. In February 2015, a jury rendered a verdict against QEP and awarded Rocky Mountain damages in the amount of $16.7 million, including interest. QEP is appealing the verdict to the Wyoming Supreme Court, and, in connection with such appeal, has posted a bond for approximately $20.0 million (representing the amount of the verdict and two years of accrued interest at the statutory rate of 10%). In accordance with the Court’s order, QEP is depositing the future monthly revenues attributable to the 4% overriding royalty interest with the Court as it becomes due and payable.  The overriding royalty payments will be subject to the direction of the Court following the conclusion of the appeal. QEP estimates that, notwithstanding the verdict, the range of reasonably possible losses is still zero to approximately $20.0 million.

Note 11 – Share-Based Compensation

QEP issues stock options, restricted shares and restricted share units under its Long-Term Stock Incentive Plan (LTSIP) and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees, and non-employee directors. QEP recognizes the expense over the vesting periods for the stock options, restricted shares, restricted share units and performance share units. There were 6.9 million shares available for future grants under the LTSIP at March 31, 2016.

Share-based compensation expense is recognized within “General and administrative” expense on the Condensed Consolidated Statements of Operations and is summarized in the table below:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Stock options	$0.7	$0.8
Restricted share awards	6.5	6.3
Performance share units	0.8	2.0
Restricted share units	—	—
Total share-based compensation expense	$8.0	$9.1

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

The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below for the three months ended March 31, 2016:

Stock Option Assumptions
Weighted-average grant date fair value of awards granted during the period	$3.76
Weighted-average risk-free interest rate	1.15%
Weighted-average expected price volatility	43.4%
Expected dividend yield	—%
Expected term in years at the date of grant	4.5

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2015	2,200,776	$27.94
Granted	436,726	10.12
Canceled	(386,999)	23.98
Outstanding at March 31, 2016	2,250,503	$25.17	4.22	$1.7
Options Exercisable at March 31, 2016	1,448,779	$30.00	3.06	$—
Unvested Options at March 31, 2016	801,724	$16.43	6.32	$1.7

During the three months ended March 31, 2016 and 2015, there were no exercises of stock options. As of March 31, 2016, $2.8 million of unrecognized compensation cost related to stock options granted under the LTSIP, which is included within "Additional paid-in capital" on the Condensed Consolidated Balance Sheet, is expected to be recognized over a weighted-average period of 2.45 years.

Restricted Share Awards
Restricted share grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The total fair value of restricted stock that vested during the three months ended March 31, 2016 and 2015, was $20.4 million and $18.0 million, respectively. The weighted-average grant date fair value of restricted stock was $10.13 per share and $21.67 per share for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $36.2 million of unrecognized compensation cost related to restricted shares granted under the LTSIP, which is included within "Additional paid-in capital" on the Condensed Consolidated Balance Sheet, is expected to be recognized over a weighted-average vesting period of 2.55 years.

Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Weighted- Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2015	2,008,210	$24.18
Granted	2,356,919	10.13
Vested	(783,782)	26.01
Forfeited	(41,193)	18.32
Unvested balance at March 31, 2016	3,540,154	$14.50

Performance Share Units
The performance share units' cash payouts are dependent upon the Company’s total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units and have historically been delivered in cash. Beginning with awards granted in 2015, the Company has the option to settle earned awards in cash or shares of common stock under the Company's LTSIP; however, as of March 31, 2016, the Company expects to settle all awards in cash. The weighted-average grant date fair value of the performance share units was $10.12 per share and $21.69 per share for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $12.7 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.33 years.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2015	630,786	$27.50
Granted	594,245	10.12
Vested and Paid	(178,169)	30.07
Forfeited	(3,024)	27.39
Unvested balance at March 31, 2016	1,043,838	$17.17

Restricted Share Units
Restricted share units vest over a three-year period and are deferred into the Company's nonqualified unfunded deferred compensation plan at the time of vesting. The weighted-average grant date fair value of the restricted share units was $10.12 per share for the three months ended March 31, 2016. As of March 31, 2016, $0.3 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted, is expected to be recognized over a weighted-average vesting period of 2.94 years.

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2015	—	$—
Granted	21,493	10.12
Unvested balance at March 31, 2016	21,493	$10.12

Note 12 – Employee Benefits

Pension and Other Postretirement Benefits
The Company provides pension and other postretirement benefits to certain employees through three retirement benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (SERP), and a postretirement medical plan (the Medical Plan).

As a result of the Company's divestitures in 2014 and retirements in 2015, the number of active participants in the Pension Plan fell to 50 employees during the year ended December 31, 2015, which is the minimum number of active participants for a plan to be qualified under the Internal Revenue Services' participation rules. In order to prevent disqualification, the Pension Plan was amended in June 2015 and was frozen effective January 1, 2016, such that employees do not earn additional defined benefits for future services.

The Pension Plan is a closed, qualified defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. During the three months ended March 31, 2016, the Company made contributions of $2.0 million to the Pension Plan and expects to contribute $2.0 million to the Pension Plan during the remainder of 2016. Contributions to the Pension Plan increase plan assets.

The SERP is a nonqualified retirement plan that is unfunded and provides pension benefits to certain QEP employees. During the three months ended March 31, 2016, the Company made contributions of $1.1 million to its SERP and expects to contribute an additional $2.5 million to its SERP during the remainder of 2016. Contributions to the SERP are used to fund current benefit payments. The SERP was amended and restated in June 2015 and was closed to new participants effective January 1, 2016.

The Medical Plan is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired employees. During the three months ended March 31, 2016, the Company made contributions of $0.1 million to its Medical Plan and expects to contribute an additional $0.2 million to its Medical Plan during the remainder of 2016. Contributions to the Medical Plan are used to fund current benefit payments.

The following table sets forth the Company’s net periodic benefit costs related to its Pension Plan, SERP and Medical Plan:

	Three Months Ended
	March 31,
	2016	2015
Pension Plan and SERP benefits	(in millions)
Service cost	$0.2	$0.6
Interest cost	1.2	1.3
Expected return on plan assets	(1.4)	(1.4)
Amortization of prior service costs (1)	0.1	0.8
Amortization of actuarial losses (1)	0.2	0.3
Periodic expense	$0.3	$1.6

Medical Plan benefits
Interest cost	$0.1	$0.1
Periodic expense	$0.1	$0.1
____________________________

(1)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive income are recognized in the Condensed Consolidated Statements of Operations in "General and administrative" expense.

Note 13 – Subsequent Event

In April 2016, the Company streamlined its organizational structure, resulting in a reduction of approximately 6% of its total workforce. The Company estimates that the total cost related to this restructuring will be approximately $2.2 million, all of which is related to one-time termination benefits and will be recorded in the second quarter of 2016.

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

The following information updates the discussion of QEP's financial condition provided in its 2015 Annual Report on Form 10-K and analyzes the changes in the results of operations between the three months ended March 31, 2016 and 2015. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in QEP's 2015 Annual Report on Form 10-K.

OVERVIEW

QEP Resources, Inc. (QEP or the Company) is an independent crude oil and natural gas production company focused in two major regions of the United States: the Northern Region (primarily in Wyoming, North Dakota and Utah) and the Southern Region (primarily in Texas and Louisiana). QEP's corporate headquarters are located in Denver, Colorado and shares of QEP's common stock trade on the New York Stock Exchange (NYSE) under the ticker symbol “QEP”.

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

Outlook

In response to the commodity price environment, we reduced drilling and completion activities, slowed production growth, reduced costs and preserved our liquidity in 2015 and the first quarter of 2016, and plan to continue these strategies for the remainder of 2016. We are focused on driving improved operating performance by optimizing reservoir development, enhancing well completion designs, and aggressively pursuing cost reductions.

Based on current commodity prices, we expect to be able to fund our planned capital program with cash flow from operating activities and, if needed, cash on hand and availability under our credit facility. Our total capital expenditures for 2016, primarily related to development and recompletion activities, are expected to be approximately $475.0 million, a decrease of over 50% from 2015 capital expenditures. With this capital program we expect total equivalent production to be relatively flat compared to 2015. We plan to continuously evaluate our level of drilling and completion activity in light of both commodity prices and changes we are able to make to our costs of operations and adjust our capital spending program as appropriate. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures. We will also continue to pursue acquisitions and divest of non-core properties.

Equity Offering

In March 2016, QEP issued 37.95 million additional shares of common stock through a public equity offering and received net proceeds of approximately $368.6 million. QEP expects to use the proceeds from this offering for general corporate purposes, which may include, among other things, reducing indebtedness, acquiring properties, funding a portion of the Company's exploration and production activities and working capital.

Termination of Marketing Agreements and QEP Marketing Segment
Effective January 1, 2016, QEP terminated its contracts for resale and marketing transactions between its wholly owned subsidiaries, QEP Marketing Company (QEP Marketing) and QEP Energy Company (QEP Energy).  In addition, substantially all of QEP Marketing's third-party purchase and sale agreements and gathering, processing and transportation contracts were assigned to QEP Energy, except those contracts related to natural gas storage activities and the Haynesville gathering system. As a result, QEP Energy is directly marketing its own gas, oil and NGL production. While QEP will continue to act as an agent for the sale of gas, oil and NGL production for other working interest owners, for whom QEP serves as the operator, QEP is no longer the first purchaser of this production.  QEP has substantially reduced its marketing activities, and subsequently is reporting lower resale revenue and expenses than it had in prior periods. In conjunction with the changes described above, QEP conducted a segment analysis in accordance with Accounting Standards Update (ASU) Topic 820, Segment Reporting, and determined that QEP has one reportable segment effective January 1, 2016.

Acquisitions and Divestitures

During the three months ended March 31, 2016, QEP acquired various oil and gas properties, primarily in the Williston and Permian basins, for a total purchase price of $21.0 million, which primarily included additional interests in QEP's operated wells and the associated leasehold. As a part of the purchase price allocation, the Company recorded $3.7 million of goodwill.

Additionally, during the three months ended March 31, 2016, QEP received proceeds of $22.9 million, primarily related to the divestiture of certain non-core properties in the Southern Region.

While QEP believes its extensive inventory of identified drilling locations provide a solid base for growth in production and reserves, the Company continues to evaluate acquisition opportunities that it believes will create significant long-term value. QEP believes that its experience, expertise, and presence in its core operating areas, combined with a low-cost operating model and financial strength, enhances its ability to pursue acquisition opportunities.

Financial and Operating Results

During the three months ended March 31, 2016, QEP:

•	Achieved natural gas equivalent production of 82.7 Bcfe, a 10% increase over the same period in 2015;

•	Increased oil production to 5,176.4 Mbbls, a 16% increase over the first three months of 2015, including increased production in both the Permian and Williston basins;

•	Reduced lease operating and transportation expense by $0.07/Mcfe to $1.62/Mcfe;

•	Generated a net loss of $863.8 million, or $4.55 per diluted share;

•	Achieved Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $115.1 million;

•	Incurred impairment expense of $1,182.4 million;

•	Issued 37.95 million additional shares of common stock through a public equity offering and received net proceeds of approximately $368.6 million; and

•	Maintained $616.4 million in cash and cash equivalents and have nothing drawn under our credit facility.

Factors Affecting Results of Operations

Oil, Gas, and NGL Prices
Changes in the market prices for gas, oil and NGL directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and natural gas properties. Historically, field-level prices received for QEP's gas, oil and NGL production have been volatile and unpredictable, and that volatility is expected to continue.

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

NGL prices have also been affected by increased U.S. hydrocarbon production and insufficient domestic demand and export capacity. Prices of heavier NGL components, typically correlated to crude oil prices, have declined consistently with weakening oil prices, while ethane and propane prices have experienced greater declines as a result of growing North American oversupply. In addition, QEP's NGL prices are affected by ethane recovery or rejection. When ethane is recovered as a discrete NGL component instead of being sold as part of the natural gas stream, the average sales price of an NGL barrel decreases as the ethane price is generally lower than the prices of the remaining NGL components. As permitted in some of its processing agreements, QEP recovers ethane when gas processing economics support the recovery of ethane from the natural gas stream. When gas processing economics do not support ethane recovery and processing agreements permit it to do so, QEP rejects ethane from the NGL stream. In instances where QEP can make an election, QEP rejected ethane during the three months ended March 31, 2016, and plans to reject ethane for the remainder of 2016.

During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $113.39 per barrel in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. Throughout 2015 and into 2016, the prices of crude oil and natural gas decreased dramatically due to over-supplied markets combined with weak and uncertain global demand. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

Due to increased global economic uncertainty and the corresponding volatility of commodity prices, QEP has built a strong liquidity position to ensure financial flexibility and has reduced drilling and completion activity and planned capital expenditures. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. At March 31, 2016, assuming forecasted 2016 annual production of approximately 316 Bcfe, QEP had approximately 76% of its forecasted gas production and 45% of its forecasted oil production covered with fixed-price swaps and collars. The average swap price for the derivative contracts settling in 2016 and 2017 is significantly lower than the average swap price for the derivative contracts settled prior to 2016 and, therefore, QEP's derivative portfolio may not contribute as much to QEP's net realized prices for current and future production. See Part 1, Item 3 – “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk Management” for further details on QEP’s commodity derivatives transactions.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the global economy, including Europe's economic outlook; political unrest in Eastern Europe, the Middle East, and Africa; slowing growth in Asia, particularly in China; the U.S. federal budget deficit; changes in regulatory oversight policy; commodity price volatility; the impact of rising interest rates; volatility in various global currencies; and other factors. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP could have a significant impact on natural gas, crude oil and NGL supply, demand and prices and the Company's ability to continue its planned drilling programs on federal and Native American lands and could materially impact the Company's financial position, results of operations and cash flow from operations.

Supply, Demand and Other Market Risk Factors
Increased oil production in the U.S. over the last five years combined with various other global factors have led to substantially lower oil prices. According to data from the Energy Information Administration (EIA), U.S. oil production has increased by approximately four million barrels per day, or approximately 70%, since 2011. International oil supply disruptions in previous years have prevented oversupply and a corresponding negative price impact, but reduced supply disruptions combined with softening global demand, a stronger U.S. dollar, and other factors have led to substantially lower oil prices starting in late 2014 that continued throughout 2015 and into 2016. As a result, many oil producers around the world are dramatically reducing their drilling activity.

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

During the last five years, the U.S. natural gas directed drilling rig count has decreased as producers reduced drilling activity for dry natural gas in response to lower natural gas prices and directed investment toward oil and liquid-rich projects. Over the same period of time, U.S. natural gas production has continued to grow, particularly in the Marcellus Shale region, due to efficiency gains that have allowed more wells to be drilled and completed per operating rig, higher per-well natural gas production from horizontal wells as a result of investment focused on more prolific resources, and increased amounts of natural gas produced in association with crude oil. As a result, U.S. natural gas production continued to increase throughout 2015 and into 2016, despite the gradually decreasing rig count. Strong natural gas demand from electric power generation, cold winter weather during the 2013-2014 heating season, and other demand sources caused a general firming of natural gas prices during the second half of 2013 and into the first half of 2014. Natural gas prices weakened in the second half of 2014 and continued to decline throughout 2015 and into 2016 due to comparatively mild winter heating demand levels and continued increases in supply. Given the high production and storage inventory levels, QEP expects U.S. natural gas prices to remain range-bound over the near term. Relatively low natural gas prices in recent years caused U.S. exploration and production companies, including QEP, to shift capital investments away from predominantly dry gas areas toward plays that produce crude oil, condensate and liquids-rich gas, but crude oil and liquids-rich gas drilling economics are no longer as compelling due to price declines in crude oil and NGL. Recent dramatic declines in completed well costs in response to lower overall commodity prices have made new well economics in some dry gas areas competitive with liquids-rich gas and crude oil plays, potentially stimulating new capital investment in some gas-prone areas despite current low natural gas prices.

The reallocation of drilling capital to liquids-rich gas and crude oil in response to prolonged depressed natural gas prices has caused domestic NGL production to increase dramatically. Increased NGL production has contributed to a weakening of domestic NGL prices, particularly ethane and propane. QEP expects that ethane prices will continue to be range-bound and ethane processing economics challenged until new ethylene crackers and export facilities are completed, beginning in 2017. Propane prices have also declined as a result of lower crude oil prices and due to crude oil and liquids-rich gas-directed drilling. Increased supply coupled with lower domestic demand as a result of a comparatively mild winter in 2014-2015, resulted in abnormally high inventory levels that further depressed prices. Completion of new propane export capacity in 2014 and 2015 and favorable export economics during the winter of 2015-2016 resulted in a significant decline in propane inventories and firming propane prices despite a mild winter that negatively impacted traditional domestic propane demand. The prices of heavier components of the NGL barrel have weakened as a result of the decline in crude oil prices and also remain challenged.

In addition, transportation, processing, fractionation, cracking, refining, or other infrastructure constraints could introduce significant price differentials between regional markets where QEP sells its production and national (NYMEX HH at Henry Hub or NYMEX WTI at Cushing) and global (ICE Brent) markets. Because of the global and regional price volatility and the uncertainty around the natural gas, crude oil and NGL price environments, QEP continues to manage its capital program and liquidity accordingly and has reduced its capital expenditure budget and drilling and completion activities planned for 2016.

Potential for Future Asset Impairments
The carrying value of the Company's properties is sensitive to declines in natural gas, crude oil and NGL prices. The value of these assets are at risk of impairment if future natural gas, crude oil and/or NGL prices decline and/or drilling and completion costs increase. The cash flow model that the Company uses to assess proved properties for impairment includes numerous assumptions, such as management's estimates of future gas, oil and NGL production, market outlook on forward commodity prices, operating and development costs, and discount rates. During the three months ended March 31, 2016, the Company recorded impairments of $1,182.4 million, of which $1,167.9 million was related to impairments of proved properties due to lower future prices, primarily in Pinedale, $10.8 million was related to expiring leaseholds on unproved properties and $3.7 million was related to an impairment of goodwill. During the three months ended March 31, 2015, impairments were $20.0 million, of which $19.4 million was related to proved properties due to lower future prices and $0.6 million was related to expiring leaseholds on unproved properties. If commodity prices decline during 2016, there could be additional impairment charges to our oil and gas assets or other investments.

Multi-Well Pad Drilling
To reduce the costs of well location construction and rig mobilization and demobilization and to obtain other efficiencies, QEP utilizes multi-well pad drilling where practical. In certain of our producing areas, wells drilled on a pad are not brought into production until all wells on the pad are drilled and cased and the drilling rig is moved from the location. As a result, multi-well pad drilling delays the commencement of production. In addition, existing wells that offset new wells being completed by QEP or offset operators may need to be temporarily shut-in during the completion process. Such delays and well shut-ins have caused and may continue to cause volatility in QEP’s quarterly operating results.

Critical Accounting Estimates
QEP's significant accounting policies are described in Item 7 of Part II of its 2015 Annual Report on Form 10-K. The Company's Condensed Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of the Company's Condensed Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. QEP's accounting policies on oil and gas reserves, successful efforts accounting for oil and gas operations, impairment of long-lived assets, asset retirement obligations, revenue recognition, litigation and other contingencies, environmental obligations, derivative contracts, pension and other postretirement benefits, share-based compensation, income taxes and purchase price allocations, among others, may involve a high degree of complexity and judgment on the part of management.

Drilling Activity
The following table presents operated and non-operated well completions for the three months ended March 31, 2016:

	Operated Completions		Non-operated Completions
	Gross	Net	Gross	Net
Northern Region
Pinedale	—	—	—	—
Williston Basin	17	16.8	3	0.0
Uinta Basin	8	8.0	2	0.0
Other Northern	—	—	—	—
Southern Region
Haynesville/Cotton Valley	—	—	5	1.1
Permian Basin	7	6.7	—	—
Other Southern	—	—	—	—

The following table presents operated and non-operated wells drilling or waiting on completion at March 31, 2016:

	Operated				Non-operated
	Drilling		Waiting on completion		Drilling		Waiting on completion
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Pinedale	5	1.6	31	18.9	—	—	—	—
Williston Basin	9	8.7	20	17.0	3	0.5	26	1.1
Uinta Basin	—	—	—	—	—	—	1	0.0
Other Northern	—	—	—	—	—	—	—	—
Southern Region
Haynesville/Cotton Valley	—	—	—	—	3	0.5	5	0.4
Permian Basin	—	—	4	4.0	—	—	—	—
Other Southern	—	—	—	—	—	—	2	0.0

The term "gross" refers to all wells or acreage in which QEP has at least a partial working interest and the term "net" refers to QEP's ownership represented by that working interest. Each gross well completed in more than one producing zone is counted as a single well. QEP typically utilizes multi-well pad drilling where practical. Wells drilled are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location. QEP sometimes suspends completion activities due to adverse weather conditions, operational factors or other macroeconomic circumstances, such as low commodity prices. As a result, QEP had 55 gross operated wells waiting on completion as of March 31, 2016.

RESULTS OF OPERATIONS

Net Income

QEP generated net loss during the first quarter of 2016 of $863.8 million, or $4.55 per diluted share, compared to net loss of $55.6 million, or $0.32 per diluted share, in the first quarter of 2015. QEP's increase in net loss was primarily due to an increase in impairment expense of $1,162.4 million, a 31% decrease in average field-level prices, a $44.6 million increase in depreciation, depletion and amortization and a $40.0 million decrease in realized derivative gains. These changes were partially offset by a 10% increase in natural gas equivalent production, a $10.0 million decrease in unrealized derivative losses and lower operating expenses in the first quarter of 2016 compared to the first quarter of 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income (loss)	$(863.8)	$(55.6)
Interest expense	36.7	36.8
Interest and other (income) expense	(2.3)	2.6
Income tax provision (benefit)	(498.9)	(31.5)
Depreciation, depletion and amortization	240.0	195.4
Unrealized (gain) loss on derivative contracts	13.5	23.5
Exploration expenses	0.3	1.1
Net (gain) loss from asset sales	(0.5)	30.5
Impairment	1,182.4	20.0
Other (1)	7.7	—
Adjusted EBITDA	$115.1	$222.8
 ____________________________

(1)
Reflects additional legal expenses that the Company believes do not reflect expected future operating performance or provide meaningful comparisons to past operating performance and therefore they have been excluded from the calculation of Adjusted EBITDA.

Adjusted EBITDA decreased to $115.1 million in the first quarter of 2016 from $222.8 million in the first quarter of 2015, due to a 31% decrease in the average equivalent field-level prices and lower realized gains on derivative contracts, partially offset by a 10% increase in natural gas equivalent production.

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP’s major revenue categories for the three months ended March 31, 2016, compared to the three months ended March 31, 2015:

	Gas	Oil	NGL	Total
	(in millions)
Production revenues
Three months ended March 31, 2015 revenues	$122.0	$178.8	$19.1	$319.9
Changes associated with volumes (1)	2.3	27.7	8.4	38.4
Changes associated with prices (2)	(39.2)	(62.7)	(13.9)	(115.8)
Three months ended March 31, 2016 revenues	$85.1	$143.8	$13.6	$242.5
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volumes from the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, by the average field-level price for the three months ended March 31, 2015.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level prices from the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, by volumes for the three months ended March 31, 2016. Pricing changes are driven by changes in commodity field-level prices, excluding the impact from commodity derivatives.

Total Volumes and Prices

	Three Months Ended March 31,
	2016	2015	Change
Production volumes (Bcfe)
Northern Region
Pinedale	25.2	21.8	3.4
Williston Basin	29.4	25.4	4.0
Uinta Basin	7.3	6.9	0.4
Other Northern	2.3	2.7	(0.4)
Southern Region
Haynesville/Cotton Valley	9.1	11.7	(2.6)
Permian Basin	9.1	4.9	4.2
Other Southern	0.3	1.8	(1.5)
Total production	82.7	75.2	7.5
Total equivalent prices (per Mcfe)
Average equivalent field-level price	$2.93	$4.25	$(1.32)
Commodity derivative impact	0.75	1.36	(0.61)
Net realized equivalent price	$3.68	$5.61	$(1.93)

Gas Volumes and Prices

	Three Months Ended March 31,
	2016	2015	Change
Gas production volumes (Bcf)
Northern Region
Pinedale	21.7	19.0	2.7
Williston Basin	3.2	2.7	0.5
Uinta Basin	5.8	4.9	0.9
Other Northern	2.0	2.4	(0.4)
Southern Region
Haynesville/Cotton Valley	9.1	11.6	(2.5)
Permian Basin	1.4	0.7	0.7
Other Southern	0.2	1.3	(1.1)
Total production	43.4	42.6	0.8
Gas prices (per Mcf)
Northern Region	$1.98	$2.85	$(0.87)
Southern Region	1.91	2.89	(0.98)

Average field-level price	1.96	2.87	(0.91)
Commodity derivative impact	0.50	0.42	0.08
Net realized price	$2.46	$3.29	$(0.83)

Gas revenues decreased $36.9 million, or 30%, in the first quarter of 2016 compared to the first quarter of 2015, due to lower field-level prices, partially offset by higher gas production. Average field-level gas prices decreased 32% in the first quarter of 2016 compared to the first quarter of 2015 driven by a decrease in average NYMEX-HH natural gas prices for the comparable period. The 2% increase in production volumes was primarily driven by comparatively strong well completions in Pinedale and the Uinta, Permian and Williston basins. These production increases were partially offset by a production decrease in Haynesville/Cotton Valley due to the continued suspension of QEP's operated drilling program and the continued divestitures of non-core Other Southern properties.

Oil Volumes and Prices

	Three Months Ended March 31,
	2016	2015	Change
Oil production volumes (Mbbl)
Northern Region
Pinedale	176.3	145.5	30.8
Williston Basin	3,718.0	3,431.5	286.5
Uinta Basin	208.3	221.6	(13.3)
Other Northern	36.4	45.1	(8.7)
Southern Region
Haynesville/Cotton Valley	6.6	7.8	(1.2)
Permian Basin	1,019.4	571.8	447.6
Other Southern	11.4	58.1	(46.7)
Total production	5,176.4	4,481.4	695.0
Oil prices (per bbl)
Northern Region	$26.72	$38.75	$(12.03)
Southern Region	31.99	46.76	(14.77)

Average field-level price	27.77	39.89	(12.12)
Commodity derivative impact	7.87	18.75	(10.88)
Net realized price	$35.64	$58.64	$(23.00)

Oil revenues decreased $35.0 million, or 20%, in the first quarter of 2016 compared to the first quarter of 2015, due to lower average field-level prices, partially offset by higher volumes. Average field-level oil prices decreased 30% in the first quarter of 2016 compared to the first quarter of 2015 driven by a decrease in average NYMEX-WTI and ICE Brent oil prices for the comparable periods. The 16% increase in production volumes was primarily driven by increases in the Permian and Williston basins due to continued development drilling. These production increases were partially offset by a production decrease in Other Southern due to the continued divestitures of non-core properties.

NGL Volumes and Prices

	Three Months Ended March 31,
	2016	2015	Change
NGL production volumes (Mbbl)
Northern Region
Pinedale	402.0	313.0	89.0
Williston Basin	639.5	358.8	280.7
Uinta Basin	44.3	109.4	(65.1)
Other Northern	3.7	2.7	1.0
Southern Region
Haynesville/Cotton Valley	8.4	7.1	1.3
Permian Basin	262.1	119.8	142.3
Other Southern	5.0	36.6	(31.6)
Total production	1,365.0	947.4	417.6
NGL prices (per bbl)
Northern Region	$10.37	$21.25	$(10.88)
Southern Region	8.40	14.53	(6.13)

Average field-level price	9.97	20.09	(10.12)
Commodity derivative impact	—	—	—
Net realized price	$9.97	$20.09	$(10.12)

NGL revenues decreased $5.5 million, or 29%, during the first quarter of 2016 compared to the first quarter of 2015, due to lower average field-level prices, partially offset by increased production volumes. NGL prices decreased 50% during the first quarter of 2016 compared to the first quarter of 2015, which was driven by a significant decrease in the pricing of the NGL components, particularly the heavier components, which have weakened as a result of the decline in crude oil prices. The 44% increase in production volumes was primarily a result of increased development drilling and well completions in the Pinedale and the Williston and Permian basins, partially offset by a decrease in production in the Uinta Basin due to refrigeration processing of gas in the first quarter of 2016 compared to cryogenic processing in the first quarter of 2015.

Resale Margin

QEP purchases and resells gas and oil primarily to mitigate losses on unutilized capacity related to firm transportation commitments and storage activities. The difference between the price of products purchased and sold, net of transportation costs, creates a resale margin that represents a gain or loss for the Company. The following table is a summary of QEP's financial results from its resale activities.

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Purchased gas and oil sales	$16.5	$143.8	$(127.3)
Purchased gas and oil expense	(16.9)	(145.9)	129.0
Realized gains (losses) on storage derivative instruments	2.1	2.5	(0.4)
Resale margin	$1.7	$0.4	$1.3

As a result of the termination of QEP Marketing agreements effective January 1, 2016, QEP is no longer the first purchaser of other working interest owner production. As such, QEP is reporting lower resale revenue and expenses in the first quarter of 2016 than it had in prior periods. For additional details, see Note 1 – Basis of Presentation in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating expenses

The following table presents QEP production costs on a per unit of production basis:

	Three Months Ended March 31,
	2016	2015	Change
	(per Mcfe)
Lease operating expense	$0.73	$0.82	$(0.09)
Gas, oil and NGL transportation and other handling costs	0.89	0.87	0.02
Production and property taxes	0.22	0.37	(0.15)
Total production costs	$1.84	$2.06	$(0.22)

Lease operating expense (LOE). QEP’s LOE was $60.0 million, a decrease of $1.8 million, or $0.09 per Mcfe, during the first quarter of 2016 compared to the first quarter of 2015. The decrease was driven by a decrease in the Permian Basin as a result of lower chemical, maintenance, repairs and workover expenses and a decrease in Other Southern as a result of continued divestitures of non-core properties. Partially offsetting the decrease was an increase in the Williston Basin due to increased maintenance, repairs and workover expenses.

Gas, oil and NGL transportation and other handling costs. Gas, oil and NGL transportation and other handling costs were $73.6 million, an increase of $8.5 million, or $0.02 per Mcfe, during the first quarter of 2016 compared to the first quarter of 2015. The $8.5 million increase in expense was primarily attributable to an increase in Pinedale and the Permian and Williston basins due to an increase in production volumes and slightly higher rates. These increases were partially offset by a decrease in Haynesville/Cotton Valley due to declining production volumes and a rate decrease in the Uinta Basin which is a result of refrigeration processing of gas in the first quarter of 2016 compared to cryogenic processing in the first quarter of 2015.

Production and property taxes. In most states in which QEP operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production and property taxes were $17.8 million, a decrease of $10.0 million, or $0.15 per Mcfe, during the first quarter of 2016 primarily as a result of decreased gas, oil and NGL revenues from lower field-level prices and production tax refunds.

Depreciation, depletion and amortization (DD&A). DD&A expense was $240.0 million, an increase of $44.6 million in the first quarter of 2016 compared to the first quarter of 2015, due to increases in Pinedale and the Permian, Uinta and Williston basins. The increases in Pinedale and the Permian and Uinta basins were primarily due to increased depletion rates from lower year-end 2015 reserves, combined with increased production. The increase in the Williston Basin relates to increased production, partially offset by a decrease in the depletion rate due to an increase in year-end 2015 reserves.

Impairment expense. Impairment expense was $1,182.4 million for the first quarter of 2016, of which $1,167.9 million was related to proved properties due to lower future prices, $10.8 million was related to expiring leaseholds on unproved properties and $3.7 million was related to goodwill. Of the $1,167.9 million impairment on proved properties, $1,164.0 million related to Pinedale properties, $3.5 million related to Other Northern properties and $0.4 million related to Other Southern properties. Impairment expense was $20.0 million for the first quarter of 2015, of which $19.4 million was related to proved properties due to lower future prices and $0.6 million was related to expiring leaseholds on unproved properties. Of the $19.4 million impairment on proved properties, $14.5 million related to Other Southern properties and $4.9 million related to Other Northern properties.

General and administrative expense (G&A). During the first quarter of 2016, G&A expense was $48.7 million, an increase of $1.3 million, or 3%, compared to the first quarter of 2015, due to an increase in legal expenses in the first quarter of 2016, partially offset by a decrease in labor, benefits and other employee expenses.

Net gain (loss) from asset sales. QEP recognized a gain on the sale of assets of $0.5 million during the first quarter of 2016 compared to a loss on sale of $30.5 million in the first quarter of 2015. The gain on sale of assets in the first quarter of 2016 was primarily related to continued divestitures of non-core Other Southern properties. The loss on sale of assets recognized during the first quarter of 2015 was primarily due to $28.6 million in post-closing adjustments related to QEP Energy's sale of its interest in non-core Other Southern properties in 2014.

Non-operating expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP’s commodity derivative contracts, which are marked-to-market each quarter. During the first quarter of 2016, gains on commodity derivative contracts were $50.9 million, of which $64.4 million were realized gains and $13.5 million were unrealized losses. During the first quarter of 2015, gains on commodity derivative contracts were $80.9 million, of which $104.4 million were realized gains, partially offset by $23.5 million of unrealized losses.

Interest expense. Interest expense was flat during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to consistent average outstanding debt levels for the comparable periods.

Income tax (provision) benefit. Income tax benefit was $498.9 million during the first quarter of 2016 compared to $31.5 million of benefit during the first quarter of 2015. The income tax rate was 36.6% during the first quarter of 2016 compared to a rate of 36.2% during the first quarter of 2015. The increase in income tax rate was primarily the result of an increase in the state tax rate due to a change in the composition of income between subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

QEP plans to fund its development projects by employing a capital structure and financing strategy that will provide sufficient liquidity to withstand commodity price volatility. As a part of this strategy, QEP maintains a commodity price derivative strategy to reduce the financial impact of commodity price volatility and to provide some certainty to QEP's cash flows. In response to the current commodity price environment, QEP reduced drilling and completion activity, slowed production growth and preserved liquidity in 2015 and in the first quarter of 2016 and plan to continue these strategies for the remainder of 2016. In February 2016, the Board of Directors indefinitely suspended the payment of quarterly dividends and authorized issuance of additional shares of QEP common stock.

Generally, QEP funds its operations, capital expenditures and working capital requirements with cash flow from its operating activities and borrowings under its credit facility. To provide additional liquidity, QEP also periodically accesses debt and equity markets and sells non-core assets. In March 2016, QEP issued 37.95 million additional shares of common stock through a public equity offering and received net proceeds of approximately $368.6 million. QEP expects to use the proceeds from this offering for general corporate purposes, which may include, among other things, reducing indebtedness, acquiring properties and funding a portion of the Company's exploration and production activities and working capital. The Company expects cash flow from operations, cash on hand and availability under its credit facility will be sufficient to fund the Company’s planned capital expenditures, operating expenses and repayment of maturing debt during the next 12 months and the foreseeable future. To the extent actual operating results or actual commodity prices differ from the Company’s assumptions, QEP's liquidity could be adversely affected.

The following table provides QEP’s available liquidity and debt to equity ratio as of March 31, 2016 compared to December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions, except %)
Cash and cash equivalents	$616.4	$376.1
Amount available under the QEP credit facility (1)	1,797.2	1,796.3
Total liquidity	$2,413.6	$2,172.4
Total debt	$2,192.9	$2,191.5
Total common shareholders' equity	$3,457.7	$3,947.9
Ratio of debt to total capital (2)	39%	36%
 ____________________________

(1)
See discussion of revolving credit facility below. Availability under QEP's credit facility is reduced by $2.8 million and $3.4 million of outstanding letters of credit as of March 31, 2016 and December 31, 2015, respectively.

(2)	Defined as total debt divided by the sum of total debt plus common shareholders’ equity.

Credit Facility
QEP’s revolving credit facility, which matures in December 2019, provides for loan commitments of $1.8 billion from a group of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (as defined in the credit agreement) that limit the amount of debt the Company may incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 4.25 times consolidated EBITDA (as defined in the credit agreement) for the fiscal quarters ending on and prior to December 31, 2017, and 3.75 times thereafter and (iii) a present value coverage ratio under which the present value of the Company’s proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2018, and 1.50 times at any time on or after January 1, 2018.

As of March 31, 2016 and December 31, 2015, QEP had no borrowings outstanding under the credit facility, had $2.8 million and $3.4 million, respectively, in letters of credit outstanding under the credit facility, and was in compliance with the covenants under the credit agreement. As of April 22, 2016, QEP had no borrowings outstanding under the credit facility, had $2.8 million of letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company’s senior notes outstanding as of March 31, 2016, totaled $2,221.8 million principal amount and are comprised of six issuances as follows:

•	$176.8 million 6.05% Senior Notes due September 2016;

•	$134.0 million 6.80% Senior Notes due April 2018;

•	$136.0 million 6.80% Senior Notes due March 2020;

•	$625.0 million 6.875% Senior Notes due March 2021;

•	$500.0 million 5.375% Senior Notes due October 2022; and

•	$650.0 million 5.25% Senior Notes due May 2023.

Cash Flow from Operating Activities

Cash flows from operations are primarily affected by gas, oil and NGL production volumes and commodity prices (including the effects of settlements of the Company’s derivative contracts) and by changes in working capital. QEP typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future gas, oil and NGL production for the next 12 to 36 months.

Net cash from operating activities is presented below:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Net income (loss)	$(863.8)	$(55.6)	$(808.2)
Non-cash adjustments to net income (loss)	998.1	275.6	722.5
Changes in operating assets and liabilities	(52.6)	(492.7)	440.1
Net cash provided by (used in) operating activities	$81.7	$(272.7)	$354.4

Net cash provided by operating activities was $81.7 million during the first three months of 2016, which included a $863.8 million net loss, $998.1 million of non-cash adjustments to the net loss and a $52.6 million decrease in operating assets and liabilities. Non-cash adjustments to the net loss primarily included impairment expense of $1,182.4 million and DD&A expense of $240.0 million, partially offset by a decrease in deferred income taxes of $446.7 million. The decrease in operating assets and liabilities primarily included a decrease in accounts payable and accrued expenses of $119.6 million and an increase in income taxes receivable of $82.8 million, partially offset by a decrease in accounts receivable of $135.0 million.

Net cash used in operating activities was $272.7 million during the first three months of 2015, which included a $55.6 million net loss, $275.6 million of non-cash adjustments to the net loss and a $492.7 million decrease in operating assets and liabilities. Non-cash adjustments to the net loss primarily included DD&A expense of $195.4 million, net loss from asset sales of $30.5 million, impairment expense of $20.0 million and unrealized loss on derivative contracts of $23.5 million. The decrease in operating assets and liabilities primarily related to a decrease in income taxes payable from the gain on the sale of our midstream assets; the income taxes related to such gain were paid in the first quarter of 2015.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first three months of 2016 and 2015, are presented in the table below:

	Three Months Ended
	March 31,
	2016	2015	Change
	(in millions)
Property acquisitions	$21.0	$—	$21.0
Property, plant and equipment capital expenditures	157.0	282.9	(125.9)
Total accrued capital expenditures	178.0	282.9	(104.9)
Change in accruals and other non-cash adjustments	22.6	59.2	(36.6)
Cash capital expenditures	$200.6	$342.1	$(141.5)

In the first three months of 2016, on an accrual basis, the Company invested $157.0 million on property, plant and equipment capital expenditures, a decrease of $125.9 million compared to the first three months of 2015. In the first three months of 2016, QEP's capital expenditures were $83.7 million in the Williston Basin, $42.4 million in the Permian Basin, $10.6 million in the Uinta Basin, $9.9 million in Pinedale and $9.1 million in Haynesville/Cotton Valley. In addition, in the first three months of 2016, QEP acquired various oil and gas properties, in the Williston and Permian basins, primarily to acquire additional interests in QEP's operated wells and the associated leasehold, for a total purchase price of $21.0 million, of which $14.8 million was cash and $6.2 million was related to the settlement of an accounts receivable balance.

In the first three months of 2015, on an accrual basis, the Company invested $282.9 million on property, plant and equipment capital expenditures, which included $150.6 million in the Williston Basin, $56.2 million in the Permian Basin, $34.3 million in Pinedale, $17.7 million in the Uinta Basin, and $17.7 million in Haynesville/Cotton Valley.

In 2016, QEP has significantly reduced its planned capital expenditures for 2016 as compared to its capital expenditures in 2015. Due to efficiency gains, strong well performance, and ongoing cost initiatives, QEP expects to see flat or only slightly lower oil production in 2016. The mid-point of our forecasted capital expenditures for 2016, primarily for development and recompletion activities, is $475.0 million. QEP intends to fund capital expenditures with cash flow from operating activities and, if needed, cash on hand and borrowings under its credit facility. The aggregate levels of capital expenditures for 2016 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, gas, oil and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management’s business assessments as to where QEP’s capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP’s estimates.

Cash Flow from Financing Activities

In the first three months of 2016, net cash provided by financing activities was $336.3 million compared to net cash used in financing activities of $46.5 million in the first three months of 2015. During the first three months of 2016, QEP had net proceeds from the March 2016 equity offering of approximately $368.6 million and had a decrease in checks outstanding in excess of cash balances of $29.8 million. During the first three months of 2015, QEP had a decrease in checks outstanding in excess of cash balances of $38.9 million and $3.5 million of quarterly dividend payments.

As of March 31, 2016, the Company did not have any borrowings outstanding under the credit facility and had $2,221.8 million in senior notes outstanding (excluding $28.9 million of net original issue discount and unamortized debt issuance costs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QEP’s primary market risks arise from changes in the market price for gas, oil and NGL and volatility in interest rates. These risks can affect revenues and cash flows from operating, investing and financing activities. Commodity prices have historically been volatile and are subject to wide fluctuations in response to relatively minor changes in supply and demand. If commodity prices fluctuate significantly, revenues and cash flow may significantly decrease or increase. QEP has long-term contracts for pipeline capacity, and is obligated to pay for transportation services with no guarantee that it also will be able to fully utilize the contractual capacity of these transportation commitments. In addition, additional non-cash impairment expense of the Company’s oil and gas properties may be required if future oil and gas commodity prices experience a significant decline. Furthermore, the Company’s credit facility has a floating interest rate, which exposes QEP to interest rate risk. To partially manage the Company’s exposure to these risks, QEP enters into commodity derivative contracts in the form of fixed-price and basis swaps and collars to manage commodity price risk and periodically enters into interest rate swaps to manage interest rate risk.

Commodity Price Risk Management

QEP uses commodity price derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of March 31, 2016, QEP held commodity price derivative contracts totaling 297.3 million MMBtu of gas and 10.2 million barrels of oil.

The following table presents QEP's derivative positions as of April 22, 2016. See Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of March 31, 2016.

Production Commodity Derivative Swap Positions
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Gas sales		(MMBtu)	($/MMBtu)
2016	NYMEX HH	38.0	$2.79
2016	IFNPCR	49.0	$2.53
2017	NYMEX HH	73.0	$2.75
2017	IFNPCR	32.9	$2.51
2018	NYMEX HH	7.3	$2.80
Oil Sales		(bbls)	($/bbl)
2016 (April through June)	NYMEX WTI	1.7	$57.09
2016 (July through December)	NYMEX WTI	5.2	$51.82
2017	NYMEX WTI	5.1	$50.18

Production Gas Collars
		Total Volume	Average Price	Average Price
Year	Index		Floor	Ceiling
		(in millions)
		(MMBtu)	($/MMBtu)	($/MMBtu)
2016	NYMEX HH	4.9	$2.75	$3.89
2017	NYMEX HH	3.7	$2.50	$3.35

Production Gas Basis Swaps
Year	Index Less Differential	Index	Total Volumes	Weighted-Average Differential
			(in millions)
			(MMBtu)	($/MMBtu)
2016	NYMEX HH	IFNPCR	24.5	$(0.16)
2017	NYMEX HH	IFNPCR	51.1	$(0.18)
2018	NYMEX HH	IFNPCR	7.3	$(0.16)

Storage Commodity Derivative Positions
Year	Type of Contract	Index	Total Volumes	Average Swap Price per MMBtu
			(in millions)
Gas sales			(MMBtu)	($/MMBtu)
2016	SWAP	IFNPCR	2.7	$2.20
2017	SWAP	IFNPCR	1.0	$2.72
Gas purchases
2016	SWAP	IFNPCR	1.2	$2.07

Changes in the fair value of derivative contracts from December 31, 2015 to March 31, 2016, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of gas and oil derivative contracts outstanding at December 31, 2015	$165.2
Contracts settled	(64.4)
Change in gas and oil prices on futures markets	58.8
Contracts added	(7.8)
Net fair value of gas and oil derivative contracts outstanding at March 31, 2016	$151.8

The following table shows the sensitivity of the fair value of gas and oil derivative contracts to changes in the market price of gas, oil and basis differentials:

March 31, 2016
(in millions)
Net fair value – asset (liability)	$151.8
Fair value if market prices of gas and oil and basis differentials decline by 10%	$166.9
Fair value if market prices of gas and oil and basis differentials increase by 10%	$136.6

Utilizing the actual derivative volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $15.2 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $15.1 million as of March 31, 2016. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company’s commodity derivative transactions, see Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company’s ability to borrow and the rates offered by lenders can be adversely affected by illiquid credit markets and the Company's credit rating, as described in the risk factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s credit facility has a floating interest rate, which exposes QEP to interest rate risk; however, at March 31, 2016, the Company did not have any borrowings outstanding under its credit facility.

The remaining $2,221.8 million of the Company’s debt is senior notes with fixed interest rates; therefore, it is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 9 – Debt, in Item I of Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The quarterly report contains information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	our growth strategies;

•	strong liquidity position providing financial flexibility;

•
our liquidity and sufficiency of cash flow from operations, cash-on-hand and availability under our credit facility to fund our planned capital expenditures, operating expenses, repayment of maturing debt and payment of dividends;

•	plans and ability to pursue acquisition opportunities;

•	our inventory of drilling locations;

•	drilling and completion plans;

•	focus on improving operating performance by optimizing reservoir development, enhancing well completion designs and aggressively pursuing cost reductions;

•	results from planned drilling operations and production operations;

•	plans to reduce drilling and completion activities, slow production growth and preserve liquidity;

•	payment of dividends;

•	loss contingencies;

•	plans to recover or reject ethane from produced natural gas;

•	impact of lower or higher commodity prices and interest rates;

•	volatility of gas, oil and NGL prices and factors impacting such prices;

•	impact of global geopolitical and macroeconomic events;

•	exports of oil from the U.S.;

•	plans to enter into derivative contracts and the anticipated benefits from our derivative contracts;

•	pro forma results for acquired properties;

•	divestitures of non-core assets;

•	amount and allocation of forecasted capital expenditures and plans for funding capital expenditures, operating expenses, repayment of maturing debt and working capital requirements;

•	resale revenues and expenses;

•	assumptions regarding equity compensation;

•	settlement of performance share units in cash;

•	recognition of compensation costs related to equity compensation grants;

•	expected contributions to our employee benefit plans;

•	employee benefit plan gains or losses;

•	the importance of Adjusted EBITDA (a non-GAAP financial measure) as a measure of performance;

•	delays caused by transportation, processing, storage and refining capacity issues;

•	fair values and critical accounting estimates, including estimated asset retirement obligations;

•	implementation and impact of new accounting pronouncements;

•	impact of shutting in wells;

•	factors impacting our ability to transport oil and gas;

•	potential for asset impairments and impact of impairments on financial statements;

•	the timing and estimated costs of reorganizations;

•	the impact of the loss of a significant customer or nonpayment of a counterparty;

•	ability to meet delivery and sales commitments;

•	value of pension plan assets;

•	changes to production plans, operating costs and capital expenditures; and

•	use of proceeds from the March 2016 public offering of common stock.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, Item 1A of this Quarterly Reporting on Form 10-Q;

•	changes in gas, oil and NGL prices;

•	global geopolitical and macroeconomic factors;

•	general economic conditions, including the performance of financial markets and interest rates;

•	asset impairments;

•	liquidity constraints, including those resulting from the cost and availability of debt and equity financing;

•	drilling methods and results;

•	shortages of oilfield equipment, services and personnel;

•	lack of available pipeline, processing and refining capacity;

•	our ability to successfully integrate acquired assets;

•	the outcome of contingencies such as legal proceedings;

•	delays in obtaining permits and governmental approvals;

•	operating risks such as unexpected drilling conditions and risks inherent in the production of oil and gas;

•	weather conditions;

•	changes in laws or regulations;

•
changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning: the environment, climate change, greenhouse gas or other emissions, natural resources, fish and wildlife, hydraulic fracturing, water use and drilling and completion techniques, as well as the risk of legal proceedings arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

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

QEP undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report on Form 10-Q, in other documents, or on the Company's website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of March 31, 2016. Based on such evaluation, such officers have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are set forth in its Annual Report on Form 10-K for the year ended December 31, 2015. Below are material changes to such risk factors that have occurred during the three months ended March 31, 2016.

Renegotiation of gathering, processing and transportation agreements may result in higher costs and/or delays in selling production. Due to market conditions, many midstream companies are attempting to renegotiate their gathering, processing and transportation agreements with their upstream counterparties. If QEP agrees to renegotiate its midstream agreements, the costs QEP pays for midstream services may increase. If QEP and any of its midstream service providers cannot agree on revised terms to these agreements, the midstream service providers may assert that continued performance of their obligations under these contracts is uneconomic and attempt to terminate or alter the agreements, which could hinder QEP's access to gas, oil and NGL markets, increase costs and/or delay production from its wells. Disputes over termination or changes to the agreement could result in arbitration or litigation, causing uncertainty about the status of the agreements and further delays.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of QEP shares were made by QEP in association with vested restricted share awards withheld for taxes.

Period	Total shares purchased (1)	Weighted- average price paid per share	Total shares purchased as part of publicly announced plans or programs	Remaining dollar amount that may be purchased under the plans or programs
January 1, 2016 - January 31, 2016	4,767	$13.08	—	$—
February 1, 2016 - February 29, 2016	—	$—	—	$—
March 1, 2016 - March 31, 2016	275,569	$10.42	—	$—
 ____________________________

(1)
All of the 280,336 shares purchased during the three-month period ended March 31, 2016, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted share grants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Exhibits
1.1
Underwriting Agreement dated as of February 29, 2016 by and among QEP Resources, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016)

3.1	Certificate of Incorporation dated May 18, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2010)
3.2
Amended and Restated Bylaws, deemed effective October 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014)

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

QEP RESOURCES, INC.
(Registrant)

April 27, 2016	/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

April 27, 2016	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President and Chief Financial Officer