Form 10-Q
period 2017-06-30
QEP RESOURCES, INC.
filed 2017-07-26
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At June 30, 2017, there were 240,555,086 shares of the registrant’s common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES	(in millions, except per share amounts)
Oil sales	$216.0	$207.7	$437.7	$351.5
Gas sales	134.2	79.2	268.7	164.3
NGL sales	22.8	22.8	51.8	36.4
Other revenue (loss)	2.7	(0.5)	6.7	1.8
Purchased oil and gas sales	8.0	24.5	38.9	41.0
Total Revenues	383.7	333.7	803.8	595.0
OPERATING EXPENSES
Purchased oil and gas expense	9.1	26.8	38.5	43.7
Lease operating expense	70.0	52.6	139.2	112.6
Transportation and processing costs	72.2	69.5	142.4	143.1
Gathering and other expense	1.8	1.6	3.3	2.9
General and administrative	31.3	42.9	64.9	91.4
Production and property taxes	28.5	20.7	57.6	38.5
Depreciation, depletion and amortization	191.5	209.7	383.3	449.7
Exploration expenses	—	0.4	0.4	0.7
Impairment	—	0.8	0.1	1,183.2
Total Operating Expenses	404.4	425.0	829.7	2,065.8
Net gain (loss) from asset sales	19.8	(0.8)	19.8	(0.3)
OPERATING INCOME (LOSS)	(0.9)	(92.1)	(6.1)	(1,471.1)
Realized and unrealized gains (losses) on derivative contracts (Note 7)	106.7	(180.5)	267.6	(129.6)
Interest and other income (expense)	1.8	(1.1)	2.4	1.0
Interest expense	(34.9)	(36.6)	(68.7)	(73.3)
INCOME (LOSS) BEFORE INCOME TAXES	72.7	(310.3)	195.2	(1,673.0)
Income tax (provision) benefit	(27.3)	113.3	(72.9)	612.2
NET INCOME (LOSS)	$45.4	$(197.0)	$122.3	$(1,060.8)

Earnings (loss) per common share
Basic	$0.19	$(0.90)	$0.51	$(5.21)
Diluted	$0.19	$(0.90)	$0.51	$(5.21)

Weighted-average common shares outstanding
Used in basic calculation	240.5	217.7	240.4	203.7
Used in diluted calculation	240.6	217.7	240.5	203.7
Dividends per common share	$—	$—	$—	$—

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$45.4	$(197.0)	$122.3	$(1,060.8)
Other comprehensive income, net of tax:
Postretirement medical plan change(1)	—	—	1.6	—
Pension and other postretirement plans adjustments:
Amortization of prior service costs(2)	0.2	0.3	0.3	0.4
Amortization of actuarial losses(3)	(0.1)	0.1	0.1	0.2
Other comprehensive income	0.1	0.4	2.0	0.6
Comprehensive income (loss)	$45.5	$(196.6)	$124.3	$(1,060.2)
____________________________

(1)	Presented net of income tax expense of $1.0 million during the six months ended June 30, 2017.

(2)
Presented net of income tax expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2017, respectively. Presented net of income tax expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2016, respectively.

(3)
Presented net of income tax expense of $0.1 million during the six months ended June 30, 2017. Presented net of income tax expense of $0.1 million during the three and six months ended June 30, 2016, respectively.

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$178.8	$443.8
Accounts receivable, net	165.0	155.7
Income tax receivable	12.9	18.6
Fair value of derivative contracts	48.8	—
Hydrocarbon inventories, at lower of average cost or net realizable value	8.6	10.4
Prepaid expenses and other	10.2	11.6
Total Current Assets	424.3	640.1
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	14,840.2	14,232.5
Unproved properties	729.6	871.5
Gathering and other	305.8	301.8
Materials and supplies	39.0	32.7
Total Property, Plant and Equipment	15,914.6	15,438.5
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	9,069.9	8,797.7
Gathering and other	107.4	101.8
Total Accumulated Depreciation, Depletion and Amortization	9,177.3	8,899.5
Net Property, Plant and Equipment	6,737.3	6,539.0
Fair value of derivative contracts	28.6	—
Other noncurrent assets	75.3	66.3
TOTAL ASSETS	$7,265.5	$7,245.4
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$11.9	$12.3
Accounts payable and accrued expenses	305.9	269.7
Production and property taxes	33.0	30.1
Interest payable	32.9	32.9
Fair value of derivative contracts	1.4	169.8
Current portion of long-term debt	134.0	—
Total Current Liabilities	519.1	514.8
Long-term debt	1,889.0	2,020.9
Deferred income taxes	894.3	825.9
Asset retirement obligations	225.6	225.8
Fair value of derivative contracts	0.1	32.0
Other long-term liabilities	102.4	123.3
Commitments and contingencies (Note 9)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 242.2 million and 240.7 million shares issued, respectively	2.4	2.4
Treasury stock – 1.7 million and 1.1 million shares, respectively	(30.3)	(22.9)
Additional paid-in capital	1,382.1	1,366.6
Retained earnings	2,295.6	2,173.3
Accumulated other comprehensive income (loss)	(14.8)	(16.7)
Total Common Shareholders' Equity	3,635.0	3,502.7
TOTAL LIABILITIES AND EQUITY	$7,265.5	$7,245.4

See Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$122.3	$(1,060.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	383.3	449.7
Deferred income taxes	67.2	(559.9)
Impairment	0.1	1,183.2
Bargain purchase gain from acquisition	0.4	—
Share-based compensation	7.7	19.1
Amortization of debt issuance costs and discounts	3.1	3.2
Net (gain) loss from asset sales	(19.8)	0.3
Unrealized (gains) losses on marketable securities	(1.4)	(0.5)
Unrealized (gains) losses on derivative contracts	(277.6)	243.5
Changes in operating assets and liabilities	9.9	(58.2)
Net Cash Provided by (Used in) Operating Activities	295.2	219.6
INVESTING ACTIVITIES
Property acquisitions	(76.6)	(23.6)
Acquisition deposit held in escrow	—	(30.0)
Property, plant and equipment, including dry exploratory well expense	(477.9)	(276.6)
Proceeds from disposition of assets	2.3	23.7
Net Cash Provided by (Used in) Investing Activities	(552.2)	(306.5)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(0.5)	(29.8)
Long-term debt issuance costs paid	(1.1)	—
Treasury stock repurchases	(6.4)	(3.1)
Other capital contributions	—	0.2
Proceeds from issuance of common stock, net	—	781.6
Excess tax (provision) benefit on share-based compensation	—	0.2
Net Cash Provided by (Used in) Financing Activities	(8.0)	749.1
Change in cash and cash equivalents	(265.0)	662.2
Beginning cash and cash equivalents	443.8	376.1
Ending cash and cash equivalents	$178.8	$1,038.3

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$64.3	$68.6
Cash paid (refund received) for income taxes, net	$—	$32.4
Non-cash Investing Activities:
Change in capital expenditure accruals and other non-cash adjustments	$42.4	$(27.7)

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

The preparation of the Condensed Consolidated Financial Statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Reclassifications

Certain prior period balances on the Condensed Consolidated Statement of Operations have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company's net income, earnings per share, cash flows or retained earnings previously reported.

Impairment of Long-Lived Assets

During the six months ended June 30, 2016, QEP recorded impairment charges of $1,183.2 million, of which $1,167.9 million was related to proved properties due to lower future oil and gas prices, $11.6 million was related to expiring leaseholds on unproved properties and $3.7 million was related to an impairment of goodwill. Of the $1,167.9 million impairment on proved properties, $1,164.0 million related to Pinedale properties, $3.5 million related to Other Northern properties and $0.4 million related to QEP's Other Southern properties.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In addition, new and enhanced disclosures will be required. The amendment is effective prospectively for reporting periods beginning on or after December 15, 2017, and early adoption is permitted for periods beginning on or after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has selected the modified retrospective method and is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

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

The 2016 Permian Basin Acquisition meets the definition of a business combination under ASC 805, Business Combinations, as it includes significant proved properties. QEP allocated the cost of the 2016 Permian Basin Acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Revenues of $15.1 million and $19.8 million and net income of $2.1 million and $1.6 million were generated from the acquired properties during the three and six months ended June 30, 2017, respectively, and are included in QEP's Condensed Consolidated Statements of Operations. In conjunction with the 2016 Permian Basin Acquisition, the Company recorded an $18.2 million bargain purchase gain in 2016. The acquisition resulted in a bargain purchase gain primarily as a result of an increase in future oil prices from the execution of the purchase and sale agreement to the closing date of the acquisition. During the six months ended June 30, 2017, the Company reduced the bargain purchase gain by $0.4 million due to purchase price adjustments. The bargain purchase gain is reported on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

The following table presents a summary of the Company's purchase accounting entries (in millions) as of June 30, 2017:

Consideration:
Total consideration	$591.0

Amounts recognized for fair value of assets acquired and liabilities assumed:
Proved properties	$406.2
Unproved properties	214.2
Asset retirement obligations	(11.6)
Bargain purchase gain	(17.8)
Total fair value	$591.0

The following unaudited, pro forma results of operations are provided for the three and six months ended June 30, 2016. Pro forma results are not provided for the three and six months ended June 30, 2017, because the 2016 Permian Basin Acquisition occurred during the fourth quarter of 2016, and therefore, the results are included in QEP's results of operations for the three and six months ended June 30, 2017. These supplemental pro forma results of operations are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the acquired properties for the periods presented, or that may be achieved by such properties in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors. The pro forma information is based on QEP's condensed consolidated results of operations for the three and six months ended June 30, 2016, the acquired properties' historical results of operations and estimates of the effect of the transaction on the combined results. The pro forma results of operations have been prepared by adjusting the historical results of QEP to include the historical results of the acquired properties based on information provided by the seller and the impact of the preliminary purchase price allocation. The pro forma results of operations do not include any cost savings or other synergies that may result from the 2016 Permian Basin Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired properties.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Actual	Pro forma	Actual	Pro forma
	(in millions, except per share amounts)
Revenues	$333.7	$338.7	$595.0	$604.6
Net income (loss)	$(197.0)	$(197.5)	$(1,060.8)	$(1,062.0)
Earnings (loss) per common share
Basic	$(0.90)	$(0.91)	$(5.21)	$(5.21)
Diluted	$(0.90)	$(0.91)	$(5.21)	$(5.21)

Other Acquisitions

During the six months ended June 30, 2017, QEP acquired various oil and gas properties, primarily proved and unproved leaseholds and additional surface acreage in the Permian Basin, for an aggregate purchase price of $76.6 million. In conjunction with these acquisitions, the Company recorded $5.3 million of goodwill. The goodwill is reported on the Condensed Consolidated Balance Sheets within "Other noncurrent assets".

During the six months ended June 30, 2016, QEP acquired various oil and gas properties, which primarily included additional interests in QEP's operated wells and the associated leasehold in the Permian and Williston basins, for an aggregate purchase price of $29.8 million. In conjunction with the acquisitions, the Company recorded $3.7 million of goodwill, all of which was subsequently impaired in 2016.

Divestitures

During the six months ended June 30, 2017, QEP received proceeds of $2.3 million and recorded accounts receivable of $36.7 million, resulting in a pre-tax gain on sale of $19.8 million, primarily related to the divestiture of certain non-core properties in the Other Northern area. Gains and losses are reported on the Condensed Consolidated Statements of Operations within "Net gain (loss) from asset sales".

During the six months ended June 30, 2016, QEP received proceeds of $23.7 million and recorded a pre-tax loss on sale of $0.3 million, primarily related to the divestiture of certain non-core properties in the Other Southern area.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company’s unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company’s unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings per common share. During the three and six months ended June 30, 2017, there were no anti-dilutive shares. During the three and six months ended June 30, 2016, there were anti-dilutive shares of 0.1 million not included in diluted common shares outstanding as they were anti-dilutive to QEP's net loss.

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Weighted-average basic common shares outstanding	240.5	217.7	240.4	203.7
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	0.1	—	0.1	—
Average diluted common shares outstanding	240.6	217.7	240.5	203.7

Note 4 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below. The balance at June 30, 2017, represents the amount of capitalized exploratory well costs that are pending the determination of proved reserves.

Capitalized Exploratory Well Costs
2017
(in millions)
Balance at January 1,	$14.2
Additions to capitalized exploratory well costs pending the determination of proved reserves	10.0
Balance at June 30,	$24.2

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$10.4
Capitalized exploratory well costs that have been capitalized for a period greater than one year	13.8
Total capitalized exploratory well costs	$24.2

Number of projects with exploratory well costs that have been capitalized for a period greater than one year	1

Central Basin Platform exploration project. As of June 30, 2017, QEP had approximately $13.8 million of exploratory well costs that are older than one year, all of which related to the Central Basin Platform exploration project in the Permian Basin targeting the Woodford Formation. QEP completed one exploratory well related to this project in the first quarter of 2016 and drilled a second exploratory well that was completed in the first half of 2017. In addition to the exploratory well costs, QEP has $28.6 million of unproved leasehold costs related to the Central Basin Platform exploration project as of June 30, 2017. QEP will continue to evaluate the performance of both wells to determine the ultimate economic feasibility of this exploration project.

Note 5 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) associated with the retirement of tangible, long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Of the $231.7 million and $231.6 million ARO liability for the periods ended June 30, 2017 and December 31, 2016, respectively, $6.0 million and $5.8 million, respectively, were included as a liability within "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
2017
(in millions)
ARO liability at January 1,	$231.6
Accretion	4.3
Additions	3.3
Revisions	0.2
Liabilities settled	(7.7)
ARO liability at June 30,	$231.7

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

The fair value of financial assets and liabilities at June 30, 2017 and December 31, 2016, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	June 30, 2017
Financial Assets	(in millions)
Fair value of derivative contracts – short-term	$—	$63.0	$—	$(14.2)	$48.8
Fair value of derivative contracts – long-term	—	28.6	—	—	28.6
Total financial assets	$—	$91.6	$—	$(14.2)	$77.4

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$15.6	$—	$(14.2)	$1.4
Fair value of derivative contracts – long-term	—	0.1	—	—	0.1
Total financial liabilities	$—	$15.7	$—	$(14.2)	$1.5

	December 31, 2016
Financial Assets
Fair value of derivative contracts – short-term	$—	$—	$—	$—	$—
Fair value of derivative contracts – long-term	—	—	—	—	—
Total financial assets	$—	$—	$—	$—	$—

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$169.8	$—	$—	$169.8
Fair value of derivative contracts – long-term	—	32.0	—	—	32.0
Total financial liabilities	$—	$201.8	$—	$—	$201.8
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

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	June 30, 2017		December 31, 2016
Financial Assets	(in millions)
Cash and cash equivalents	$178.8	$178.8	$443.8	$443.8
Financial Liabilities
Checks outstanding in excess of cash balances	$11.9	$11.9	$12.3	$12.3
Long-term debt	$2,023.0	$2,036.4	$2,020.9	$2,104.3

The carrying amounts of cash and cash equivalents and checks outstanding in excess of cash balances approximate fair value. The fair value of fixed-rate long-term debt is based on the trading levels and dollar prices for the Company’s debt at the end of the quarter.

The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of ARO includes plugging costs and reserve lives. A reconciliation of the Company’s ARO is presented in Note 5 – Asset Retirement Obligations.

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company utilizes fair value on a nonrecurring basis to review its proved oil and gas properties for potential impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. During the six months ended June 30, 2017, the Company recorded no impairments on proved oil and gas properties. During the six months ended June 30, 2016, the Company recorded impairments on certain proved oil and gas properties of $1,167.9 million resulting in a reduction of the associated carrying value to fair value. The fair value of the property was measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. Given the unobservable nature of the inputs, fair value calculations associated with proved oil and gas property impairments are considered Level 3 within the fair value hierarchy.

Acquisitions of proved and unproved properties are also measured at fair value on a nonrecurring basis. The Company utilizes a discounted cash flow model to estimate the fair value of acquired property as of the acquisition date which utilizes the following inputs to estimate future net cash flows: (i) estimated quantities of oil, gas and NGL reserves; (ii) estimates of future commodity prices; and (iii) estimated production rates, future operating and development costs, which are based on the Company's historic experience with similar properties. In some instances, market comparable information of recent transactions is used to estimate fair value of unproved acreage. Due to the unobservable characteristics of the inputs, the fair value of the acquired properties is considered Level 3 within the fair value hierarchy. See Note 2 – Acquisitions and Divestitures for additional information on the fair value of acquired properties.

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

QEP does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. QEP's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. QEP routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master-netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation.

Derivative Contracts – Production
The following table presents QEP’s volumes and average prices for its commodity derivative swap contracts as of June 30, 2017:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2017	NYMEX WTI	7.2	$51.51
2018	NYMEX WTI	9.9	$53.59
Gas sales		(MMBtu)	($/MMBtu)
2017	NYMEX HH	49.7	$2.87
2017	IFNPCR	16.6	$2.51
2018	NYMEX HH	98.6	$2.99
2019	NYMEX HH	3.7	$2.85

The following table presents QEP's volumes and average prices for its commodity derivative gas collars as of June 30, 2017:

Year	Index	Total Volumes	Average Price Floor	Average Price Ceiling
		(in millions)
		(MMBtu)	($/MMBtu)	($/MMBtu)
2017	NYMEX HH	5.5	$2.50	$3.50

QEP uses oil and gas basis swaps, combined with NYMEX WTI and NYMEX HH fixed price swaps, to achieve fixed price swaps for the location at which it sells its physical production. The following table presents details of QEP's oil and gas basis swaps as of June 30, 2017:

Year	Index Less Differential	Index	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2017	NYMEX WTI	Argus WTI Midland	2.2	$(0.67)
2018	NYMEX WTI	Argus WTI Midland	6.2	$(1.09)
2019	NYMEX WTI	Argus WTI Midland	0.4	$(1.10)
Gas sales			(MMBtu)	($/MMBtu)
2017	NYMEX HH	IFNPCR	25.8	$(0.18)
2018	NYMEX HH	IFNPCR	7.3	$(0.16)

Derivative Contracts – Gas Storage
QEP enters into commodity derivative transactions to lock in a margin on gas volumes placed into storage. The following table presents QEP’s volumes and average prices for its storage commodity derivative swap contracts as of June 30, 2017:

Year	Type of Contract	Index	Total Volumes	Average Swap Price per Unit
			(in millions)
Gas sales			(MMBtu)	($/MMBtu)
2017	SWAP	IFNPCR	1.1	$2.83

QEP Derivative Financial Statement Presentation
The following table identifies the Condensed Consolidated Balance Sheet location of QEP’s outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation on the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current:		(in millions)
Commodity	Fair value of derivative contracts	$63.0	$—	$15.6	$169.8
Long-term:
Commodity	Fair value of derivative contracts	28.6	—	0.1	32.0
Total derivative instruments		$91.6	$—	$15.7	$201.8

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended		Six Months Ended
Derivative contracts not designated as cash flow hedges	June 30,		June 30,
	2017	2016	2017	2016
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Oil derivative contracts	$11.5	$19.9	$9.5	$60.7
Gas derivative contracts	(5.1)	28.9	(19.3)	50.4
Gas Storage
Gas derivative contracts	—	0.7	(0.2)	2.8
Total realized gains (losses) on commodity derivative contracts	6.4	49.5	(10.0)	113.9
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	70.5	(107.7)	174.8	(135.6)
Gas derivative contracts	29.4	(120.2)	100.5	(104.8)
Gas Storage
Gas derivative contracts	0.4	(2.1)	2.3	(3.1)
Total unrealized gains (losses) on commodity derivative contracts	100.3	(230.0)	277.6	(243.5)
Total realized and unrealized gains (losses) on commodity derivative contracts	$106.7	$(180.5)	$267.6	$(129.6)

Note 8 – Debt

As of the indicated dates, the principal amount of QEP’s debt consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Revolving Credit Facility due 2019	$—	$—
6.80% Senior Notes due 2018	134.0	134.0
6.80% Senior Notes due 2020	136.0	136.0
6.875% Senior Notes due 2021	625.0	625.0
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
Less: unamortized discount and unamortized debt issuance costs	(22.0)	(24.1)
Total principal amount of debt (including current portion)	2,023.0	2,020.9
Less: current portion of long-term debt	(134.0)	—
Total long-term debt outstanding	$1,889.0	$2,020.9

Of the total debt outstanding on June 30, 2017, the 6.80% Senior Notes due April 1, 2018, the 6.80% Senior Notes due March 1, 2020 and the 6.875% Senior Notes due March 1, 2021, will mature within the next five years. In addition, the revolving credit facility matures on December 2, 2019.

Credit Facility
QEP’s revolving credit facility, which matures in December 2019, provides for loan commitments of $1.8 billion from a group of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%; (ii) a leverage ratio under which net funded debt may not exceed 4.25 times consolidated EBITDA (as defined in the credit agreement) for the fiscal quarters ending on and prior to December 31, 2017, 4.00 times for the quarters in fiscal year 2018, and 3.75 times thereafter and (iii) during a ratings trigger period, a present value coverage ratio which requires that the present value of the Company’s proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2018, and 1.50 times at any time on or after January 1, 2018. The Company is currently not subject to the present value coverage ratio. At June 30, 2017 and December 31, 2016, QEP was in compliance with the covenants under the credit agreement.

During the six months ended June 30, 2017 and 2016, QEP had no borrowings under the credit facility. Additionally, as of June 30, 2017 and December 31, 2016, QEP had no borrowings outstanding under the credit facility and had $1.0 million and $2.8 million, respectively, in letters of credit outstanding under the credit facility.

Senior Notes
At June 30, 2017, the Company had $2,045.0 million principal amount of senior notes outstanding with maturities ranging from April 2018 to May 2023 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of our other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP’s senior notes contain customary events of default and covenants that may limit QEP’s ability to, among other things, place liens on its property or assets.

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

Claims of Former Limited Partners – The Company received a demand from certain former limited partners of terminated drilling partnerships of the Company (acting as the general partner). The former limited partners allege that distributions to which they were entitled from the drilling partnerships were not made or were calculated incorrectly. Other former limited partners may assert claims. No litigation has been filed, and the Company continues to evaluate the allegations and its defenses.

Department of Interior and Department of Justice Investigation regarding Indian Royalties – Pursuant to regulations published by the Office of Natural Resources Revenue (ONRR) of the Department of the Interior (DOI), certain of the Company’s Indian leases are subject to “dual accounting” and “major portion” requirements.  The Company must initially report royalties on production from these leases based upon its actual sales arrangements and, once ONRR publishes the major portion price (approximately 18 months after a calendar year), the Company must recalculate its previously reported royalties for the applicable calendar year and pay additional royalties if the dual accounting or major portion pricing results in higher royalties. In July 2016, the Company was notified that the Office of Inspector General of the DOI was investigating the Company’s compliance with ONRR dual accounting and major portion requirements to recalculate royalties for 2013 on production from certain Indian leases. In June 2017, the Company was notified by the Department of Justice that it was working with the DOI on the investigation due to the Company’s failure to pay gas royalties to tribal and allotted mineral interest owners through ONRR for 2013 and 2014.

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

Note 10 – Share-Based Compensation

QEP issues stock options, restricted share awards and restricted share units under its Long-Term Stock Incentive Plan (LTSIP) and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. QEP recognizes the expense over the vesting periods for the stock options, restricted share awards, restricted share units and performance share units. There were 5.5 million shares available for future grants under the LTSIP at June 30, 2017.

Share-based compensation expense is recognized within "General and administrative" expense on the Condensed Consolidated Statements of Operations and is summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Stock options	$0.6	$0.5	$1.2	$1.2
Restricted share awards	6.0	5.7	13.3	12.2
Performance share units	(4.9)	4.8	(6.8)	5.6
Restricted share units	—	0.1	—	0.1
Total share-based compensation expense	$1.7	$11.1	$7.7	$19.1

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

The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below for the six months ended June 30, 2017:

Stock Option Assumptions
Weighted-average grant date fair value of awards granted during the period	$6.52
Weighted-average risk-free interest rate	1.81%
Weighted-average expected price volatility	43.8%
Expected dividend yield	—%
Expected term in years at the date of grant	4.5

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2016	2,151,957	$25.26
Granted	409,549	16.98
Canceled	(202,260)	27.55
Outstanding at June 30, 2017	2,359,246	$23.63	4.07	$—
Options Exercisable at June 30, 2017	1,535,515	$28.04	3.05	$—
Unvested Options at June 30, 2017	823,731	$15.42	5.97	$—

During the six months ended June 30, 2017 and 2016, there were no exercises of stock options. As of June 30, 2017, $2.8 million of unrecognized compensation cost related to stock options granted under the LTSIP, which is included within "Additional paid-in capital" on the Condensed Consolidated Balance Sheets, is expected to be recognized over a weighted-average period of 2.43 years.

Restricted Share Awards
Restricted share award grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The total fair value of restricted share awards that vested during the six months ended June 30, 2017 and 2016 was $20.3 million and $21.4 million, respectively. The weighted-average grant date fair value of restricted share awards was $16.69 per share and $10.25 per share for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $28.5 million of unrecognized compensation cost related to restricted share awards granted under the LTSIP, which is included within "Additional paid-in capital" on the Condensed Consolidated Balance Sheets, is expected to be recognized over a weighted-average vesting period of 2.38 years.

Transactions involving restricted share awards under the terms of the LTSIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2016	3,208,503	$14.32
Granted	1,520,435	16.69
Vested	(1,237,333)	16.41
Forfeited	(66,873)	15.19
Unvested balance at June 30, 2017	3,424,732	$14.60

Performance Share Units
The payouts for performance share units are dependent upon the Company’s total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units and have historically been delivered in cash. Beginning with awards granted in 2015, the Company has the option to settle earned awards in cash or shares of common stock under the Company's LTSIP; however, as of June 30, 2017, the Company expects to settle all awards in cash. These awards are classified as liabilities and are included within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. As these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The weighted-average grant date fair value of the performance share units was $16.98 per share and $10.12 per share for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $0.4 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.22 years.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2016	1,027,280	$17.24
Granted	401,480	16.98
Vested and Paid	(215,439)	31.63
Unvested balance at June 30, 2017	1,213,321	$14.60

Restricted Share Units
Restricted share units vest over a three-year period and are deferred into the Company's nonqualified, unfunded deferred compensation plan at the time of vesting. These awards are ultimately delivered in cash. They are classified as liabilities and are included in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $16.98 and $10.12 per share for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $0.1 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted, is expected to be recognized over a weighted-average vesting period of 1.88 years.

Transactions involving restricted share units under the terms of the LTSIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2016	18,034	$10.12
Granted	9,924	16.98
Vested	(6,012)	10.12
Unvested balance at June 30, 2017	21,946	$13.22

Note 11 – Employee Benefits

Pension and Other Postretirement Benefits
The Company provides pension and other postretirement benefits to certain employees through three retirement benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan).

During the six months ended June 30, 2017, the Company changed the eligibility requirements for active employees eligible for the Medical Plan, as well as retirees currently enrolled. Effective July 1, 2017, the Company will no longer offer the Medical Plan to retirees and/or spouses that are Medicare eligible. The Company will no longer offer life insurance to anyone retiring on or after July 1, 2017.

The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. During the six months ended June 30, 2017, the Company made contributions of $4.0 million to the Pension Plan and does not expect to make additional contributions to the Pension Plan during the remainder of 2017. Contributions to the Pension Plan increase plan assets. The Pension Plan was amended in June 2015 and was frozen effective January 1, 2016, such that employees do not earn additional defined benefits for future services.

The SERP is a nonqualified retirement plan that is unfunded and provides pension benefits to certain QEP employees. During the six months ended June 30, 2017, the Company made contributions of $1.8 million to its SERP and expects to contribute an additional $0.2 million to its SERP during the remainder of 2017. Contributions to the SERP are used to fund current benefit payments. The SERP was amended and restated in June 2015 and was closed to new participants effective January 1, 2016.

The Medical Plan is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees. During the six months ended June 30, 2017, the Company made contributions of $0.1 million to its Medical Plan and expects to contribute an additional $0.1 million to its Medical Plan during the remainder of 2017. Contributions to the Medical Plan are used to fund current benefit payments.

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

The following table sets forth the Company’s net periodic benefit costs related to its Pension Plan, SERP and Medical Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension Plan and SERP benefits	(in millions)
Service cost	$0.1	$0.4	$0.4	$0.6
Interest cost	1.2	1.4	2.4	2.6
Expected return on plan assets	(1.4)	(1.4)	(2.7)	(2.8)
Amortization of prior service costs(1)	0.3	0.4	0.6	0.6
Amortization of actuarial losses(1)	(0.1)	0.3	0.2	0.4
Periodic expense	$0.1	$1.1	$0.9	$1.4

Medical Plan benefits
Interest cost	$0.1	$—	$0.1	$0.1
Amortization of prior service costs(1)	—	0.1	(0.1)	0.1
Periodic expense	$0.1	$0.1	$—	$0.2
____________________________

(1)	Amortization of prior service costs out of accumulated other comprehensive income are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

Note 12 – Subsequent Event

In July 2017, QEP entered into a purchase and sale agreement to sell its assets in Pinedale for an aggregate purchase price of approximately $740.0 million, subject to customary purchase price adjustments. As part of the purchase and sale agreement, QEP has agreed to reimburse the buyer for certain deficiency charges it incurs related to gas processing and NGL transportation and fractionation contracts, if any, between the effective date of the sale and December 31, 2019, in an aggregate amount not to exceed $45.0 million. The net book value of the Pinedale properties being sold is approximately $488.0 million as of June 30, 2017, which primarily consists of property, plant and equipment included on the Consolidated Balance Sheet. QEP expects to close the transaction in the third quarter of 2017.

QEP also entered into a definitive agreement to acquire oil and gas properties in the Permian Basin for an aggregate purchase price of $732.1 million, subject to customary purchase price adjustments. The transaction is expected to be funded with proceeds from the Pinedale divestiture, cash on hand and borrowings under the credit facility, if needed, and is expected to close in the fourth quarter of 2017. In addition, in July 2017, QEP closed a separate transaction to acquire oil and gas properties in the Permian Basin for an aggregate purchase price of $15.9 million, subject to customary purchase price adjustments.

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

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) and analyzes the changes in the results of operations between the three and six months ended June 30, 2017 and 2016. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2016 Form 10-K.

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

While historically the Company has been more natural gas weighted, in recent years the Company has increased its focus on growing oil production and reserves. Since the beginning of 2012, the Company has acquired over $3.0 billion of oil-weighted properties and invested approximately 60% of its capital expenditures (excluding property acquisitions) on its oil-weighted properties. The Company has emphasized development of its oil-weighted Permian Basin assets increasing its oil production by 21% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Outlook

Since the commodity price downturn in late 2014, the Company has focused on lowering operating costs, reducing capital investment and preserving its liquidity. We believe our strong balance sheet and ample liquidity will allow us to grow oil production, primarily in the Permian Basin, and gas production, primarily in Haynesville/Cotton Valley, during 2017. We remain focused on continuing to grow our oil assets both organically and through acquisitions.

Based on current commodity prices, we expect to be able to fund our 2017 planned capital program with cash on hand and cash flow from operating activities and borrowings under our credit facility. Our total capital expenditures (excluding property acquisitions), for 2017 are expected to be approximately $1,075.0 million, an increase of approximately 100% from 2016 capital expenditures. We continuously evaluate our level of drilling and completion activity in light of drilling results, commodity prices and changes in our operating and development costs and may make adjustments to our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

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

Acquisitions
In July 2017, QEP entered into a definitive agreement to acquire oil and gas properties in the Permian Basin for an aggregate purchase price of $732.1 million, subject to customary purchase price adjustments. The transaction is expected to be funded with proceeds from the Pinedale divestiture, cash on hand and borrowings under the credit facility, if needed, and is expected to close in the four quarter of 2017. In addition, in July 2017, QEP closed a separate transaction to acquire oil and gas properties in the Permian Basin for an aggregate purchase price of $15.9 million, subject to customary purchase price adjustments.

During the six months ended June 30, 2017, QEP acquired various oil and gas properties, primarily proved and unproved leaseholds and additional surface acreage in the Permian Basin, for an aggregate purchase price of $76.6 million. In conjunction with these acquisitions, the Company recorded $5.3 million of goodwill. During the six months ended June 30, 2016, QEP acquired various oil and gas properties, which primarily included additional interests in QEP's operated wells and associated leaseholds in the Permian and Williston basins, for an aggregate purchase price of $29.8 million. In conjunction with these acquisitions, the Company recorded $3.7 million of goodwill, all of which was subsequently impaired in 2016.

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

Divestitures
In July 2017, QEP entered into a purchase and sale agreement to sell its assets in Pinedale for an aggregate purchase price of approximately $740.0 million, subject to customary purchase price adjustments. As part of the purchase and sale agreement, QEP has agreed to reimburse the buyer for certain deficiency charges it incurs related to gas processing and NGL transportation and fractionation contracts, if any, between the effective date of the sale and December 31, 2019, in an aggregate amount not to exceed $45.0 million. The net book value of the Pinedale properties being sold is approximately $488.0 million as of June 30, 2017, which primarily consists of property, plant and equipment included on the Consolidated Balance Sheet. QEP expects to close the transaction in the third quarter of 2017.

During the six months ended June 30, 2017, QEP received proceeds of $2.3 million and recorded accounts receivable of $36.7 million, resulting in a pre-tax gain on sale of $19.8 million, primarily related to the divestiture of certain non-core properties in the Other Northern area. During the six months ended June 30, 2016, QEP received proceeds of $23.7 million and recorded a pre-tax loss on sale of $0.3 million, primarily related to the divestiture of certain non-core properties in the Other Southern area.

Financial and Operating Results

During the three months ended June 30, 2017, QEP:

•	Reported oil production of 4,870.3 Mbbls, including 1,449.6 Mbbls in the Permian Basin and 3,076.5 Mbbls in the Williston Basin;

•	Increased gas production over 2016 in the Haynesville/Cotton Valley by 86% to 16.7 Bcf due to a successful refracturing program;

•	Reported realized oil prices of $46.72 per bbl, a 7% increase over 2016;

•	Reported realized gas prices of $2.82 per Mcf, a 12% increase and realized NGL prices of $16.86 per bbl, a 13% increase over 2016;

•	Generated net income of $45.4 million, or $0.19 per diluted share; and

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $177.2 million, a 5% increase over 2016.

During the six months ended June 30, 2017, QEP:

•	Reported oil production of 9,553.0 Mbbls, including 2,451.3 Mbbls in the Permian Basin and 6,413.2 Mbbls in the Williston Basin;

•	Increased gas production over 2016 in the Haynesville/Cotton Valley by 60% to 28.9 Bcf due to a successful refracturing program;

•	Reported realized oil prices of $46.81 per bbl, a 18% increase over 2016;

•	Reported realized gas prices of $2.83 per Mcf, a 14% increase and realized NGL prices of $19.11 per bbl, a 52% increase over 2016;

•	Generated net income of $122.3 million, or $0.51 per diluted share;

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $347.9 million, a 22% increase over 2016; and

•	Reported $178.8 million of cash and cash equivalents and had no borrowings under its credit facility at June 30, 2017.

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

NGL prices have also been volatile due to increased U.S. hydrocarbon production and insufficient domestic demand and export capacity. In addition to commodity price movements, QEP's composite NGL prices are affected by ethane recovery or rejection. When ethane is recovered as a discrete NGL component instead of being sold as part of the natural gas stream, the average sales price of a NGL barrel decreases as the ethane price is generally lower than the prices of the remaining NGL components. As permitted in some of its processing agreements, QEP recovers ethane when gas processing economics support the recovery of ethane from the natural gas stream. When gas processing economics do not support ethane recovery, and processing agreements permit it to do so, QEP elects to reject ethane from the NGL stream. In instances where QEP can make an election, QEP rejected ethane during the six months ended June 30, 2017, and will likely continue to reject ethane for the remainder of 2017.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the global economy, including Europe and China's economic outlook; the Organization of Petroleum Exporting Countries (OPEC) countries oil production and policies regarding production quotas; political unrest and economic issues in certain countries in South America, Asia, Europe, the Middle East, and Africa; slowing growth in certain emerging market economies; actions taken by the U.S. Congress and the president of the United States; the U.S. federal budget deficit; changes in regulatory oversight policy; commodity price volatility; the impact of a potential increase in interest rates; volatility in various global currencies; and other factors. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP could have a significant impact on oil, gas and NGL supply, demand and prices and the Company's ability to continue its planned drilling programs and could materially impact the Company's financial position, results of operations and cash flow from operations. In December 2015, the U.S. lifted a 40-year ban on the export of oil, giving U.S. producers access to a wider market. As a result, the U.S. may in the future become a significant exporter of oil if the necessary infrastructure is built to support oil exports. Disruption to the global oil supply system, political and/or economic instability, fluctuations in currency values, and/or other factors could trigger additional volatility in oil prices.

Due to continued global economic uncertainty and the corresponding volatility of commodity prices, QEP continues to maintain a strong liquidity position to ensure financial flexibility. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. At June 30, 2017, QEP forecasted its 2017 annual production to be approximately 58.8 MMboe and had approximately 65% of its forecasted oil production and 74% of its forecasted gas production covered with fixed-price swaps and collars. See Part 1, Item 3 – "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk Management" for further details on QEP’s commodity derivatives transactions.

Potential for Future Asset Impairments
The carrying values of the Company’s properties are sensitive to declines in oil, gas and NGL prices as well as increases in various development and operating costs and expenses and, therefore, are at risk of impairment. The Company uses a cash flow model to assess its proved properties for impairment. The cash flow model includes numerous assumptions, including estimates of future oil, gas and NGL production, estimates of future prices for production that are based on the price forecast that management uses to make investment decisions, including estimates of basis differentials, future operating costs, transportation expenses, production taxes, and development costs that management believes are consistent with its price forecast, and discount rates. Management also considers a number of other factors, including the forward curve for future oil and gas prices, and developments in regional transportation infrastructure when developing its estimate of future prices for production. All inputs for the cash flow model are evaluated at each date of estimate.

We base our fair value estimates on projected financial information that we believe to be reasonably likely to occur. An assessment of the sensitivity of our capitalized costs to changes in the assumptions in our cash flow calculations is not practicable, given the numerous assumptions (e.g., future oil, gas and NGL prices; production and reserves; pace and timing of development plans; timing of capital expenditures; operating costs; drilling and development costs; and inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced oil, gas and NGL prices on future undiscounted cash flows would likely be offset by lower drilling and development costs and lower operating costs.

During the six months ended June 30, 2016, the Company recorded impairments of $1,183.2 million, of which $1,167.9 million was related to proved properties due to lower future prices, primarily in Pinedale, $11.6 million was related to expiring leaseholds on unproved properties and $3.7 million was related to an impairment of goodwill.

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

Critical Accounting Estimates
QEP's significant accounting policies are described in Item 7 of Part II of its 2016 Form 10-K. The Company's Condensed Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of the Company's Condensed Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. QEP's accounting policies on oil and gas reserves, successful efforts accounting for oil and gas operations, impairment of long-lived assets, asset retirement obligations, revenue recognition, litigation and other contingencies, environmental obligations, derivative contracts, pension and other postretirement benefits, share-based compensation, income taxes and purchase price allocations, among others, may involve a high degree of complexity and judgment on the part of management.

Drilling and Completion Activity
The following table presents operated and non-operated well completions for the three and six months ended June 30, 2017:

	Operated Completions				Non-operated Completions
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017		June 30, 2017		June 30, 2017
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	8	6.4	23	19.2	9	0.2	14	0.3
Pinedale	8	4.5	8	4.5	—	—	—	—
Uinta Basin	—	—	—	—	—	—	—	—
Other Northern	—	—	—	—	—	—	—	—
Southern Region
Permian Basin	23	22.7	32	31.7	—	—	—	—
Haynesville/Cotton Valley	—	—	—	—	—	—	8	0.8
Other Southern	—	—	—	—	—	—	—	—

The following table presents operated and non-operated wells in the process of being drilled or waiting on completion at June 30, 2017:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	1	3	2.7	3	2.5	2	0.0	8	0.1
Pinedale	1	2	0.4	14	4.5	—	—	—	—
Uinta Basin	—	—	—	—	—	—	—	—	—
Other Northern	—	—	—	—	—	—	—	—	—
Southern Region
Permian Basin	5	26	25.9	7	7.0	—	—	—	—
Haynesville/Cotton Valley	—	—	—	—	—	2	0.0	4	0.0
Other Southern	—	—	—	—	—	—	—	—	—

The term "gross" refers to all wells or acreage in which QEP has at least a partial working interest and the term "net" refers to QEP's ownership represented by that working interest. Each gross well completed in more than one producing zone is counted as a single well. QEP typically utilizes multi-well pad drilling where practical. Wells drilled are not completed and brought into production until all wells on the pad are drilled and the drilling rig is moved from the location. QEP sometimes suspends completion activities due to adverse weather conditions, operational factors or other macroeconomic circumstances, such as low commodity prices. QEP had 24 gross operated wells waiting on completion as of June 30, 2017.

RESULTS OF OPERATIONS

Net Income

QEP generated net income during the second quarter of 2017 of $45.4 million, or $0.19 per diluted share, compared to a net loss of $197.0 million, or $0.90 per diluted share, in the second quarter of 2016. QEP's increased net income was primarily due to a $330.3 million increase in unrealized derivative gains, a $20.6 million increase in net gain from asset sales, a 6% increase in average realized prices and a 27% decrease in general and administrative expenses. These changes were partially offset by a 38% increase in production and property tax expense and a 33% increase in lease operating expense in the second quarter of 2017 compared to the second quarter of 2016.

QEP generated net income during the first half of 2017 of $122.3 million, or $0.51 per diluted share, compared to a net loss of $1,060.8 million, or $5.21 per diluted share, in the first half of 2016. QEP's increased net income was primarily due to a decrease in impairment expense of $1,183.1 million, a 16% increase in average realized prices, a $521.1 million increase in unrealized derivative gains and a 29% decrease in general and administrative expenses. These changes were partially offset by a 3% decrease in oil equivalent production, a 50% increase in production and property tax expense and a 24% increase in lease operating expense in the first half of 2017 compared to the first half of 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$45.4	$(197.0)	$122.3	$(1,060.8)
Interest expense	34.9	36.6	68.7	73.3
Interest and other (income) expense	(1.8)	1.1	(2.4)	(1.0)
Income tax provision (benefit)	27.3	(113.3)	72.9	(612.2)
Depreciation, depletion and amortization	191.5	209.7	383.3	449.7
Unrealized (gains) losses on derivative contracts	(100.3)	230.0	(277.6)	243.5
Exploration expenses	—	0.4	0.4	0.7
Net (gain) loss from asset sales	(19.8)	0.8	(19.8)	0.3
Impairment	—	0.8	0.1	1,183.2
Other(1)	—	—	—	7.7
Adjusted EBITDA	$177.2	$169.1	$347.9	$284.4
 ____________________________

(1)
Reflects legal expenses incurred during the six months ended June 30, 2016. The Company believes that these amounts do not reflect expected future operating performance or provide meaningful comparisons to past operating performance and therefore has excluded these amounts from the calculation of Adjusted EBITDA.

Adjusted EBITDA increased to $177.2 million in the second quarter of 2017 from $169.1 million in the second quarter of 2016, primarily due to a 6% increase in the average realized prices and a 27% decrease in general and administrative expenses. These changes were partially offset by a 38% increase in production and property tax expense and a 33% increase in lease operating expense in the second quarter of 2017 compared to the second quarter of 2016.

Adjusted EBITDA increased to $347.9 million in the first half of 2017 from $284.4 million in the first half of 2016, primarily due to a 16% increase in the average realized prices and a 29% decrease in general and administrative expenses. These changes were partially offset by a 3% decrease in oil equivalent production, a 50% increase in production and property tax expense and a 24% increase in lease operating expense in the first half of 2017 compared to the first half of 2016.

Revenue

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP’s production-related revenue categories for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016:

	Oil	Gas	NGL	Total
	(in millions)
Production revenues
Three months ended June 30, 2016	$207.7	$79.2	$22.8	$309.7
Changes associated with volumes(1)	(13.5)	5.2	(2.5)	(10.8)
Changes associated with prices(2)	21.8	49.8	2.5	74.1
Three months ended June 30, 2017	$216.0	$134.2	$22.8	$373.0

Production revenues
Six months ended June 30, 2016	$351.5	$164.3	$36.4	$552.2
Changes associated with volumes(1)	(28.2)	3.3	(2.2)	(27.1)
Changes associated with prices(2)	114.4	101.1	17.6	233.1
Six months ended June 30, 2017	$437.7	$268.7	$51.8	$758.2
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, by the average field-level price for the three and six months ended June 30, 2016.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, by the respective volumes for the three and six months ended June 30, 2017. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production, Prices and Production Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	4,573.9	5,272.9	(699.0)	9,407.9	10,165.5	(757.6)
Pinedale	3,316.7	3,804.9	(488.2)	6,831.6	7,997.4	(1,165.8)
Uinta Basin	897.0	1,311.0	(414.0)	1,865.3	2,534.6	(669.3)
Other Northern	337.1	362.4	(25.3)	667.5	741.1	(73.6)
Southern Region
Permian Basin	1,932.1	1,578.6	353.5	3,321.6	3,099.9	221.7
Haynesville/Cotton Valley	2,792.3	1,522.2	1,270.1	4,839.0	3,045.4	1,793.6
Other Southern	11.5	30.3	(18.8)	18.0	74.9	(56.9)
Total production	13,860.6	13,882.3	(21.7)	26,950.9	27,658.8	(707.9)

Total equivalent prices (per Boe)
Average field-level equivalent price	$26.91	$22.31	$4.60	$28.13	$19.96	$8.17
Commodity derivative impact	0.46	3.51	(3.05)	(0.36)	4.02	(4.38)
Net realized equivalent price	$27.37	$25.82	$1.55	$27.77	$23.98	$3.79

Oil Volumes and Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Oil production volumes (Mbbl)
Northern Region
Williston Basin	3,076.5	3,799.3	(722.8)	6,413.2	7,517.3	(1,104.1)
Pinedale	137.7	149.5	(11.8)	280.7	325.8	(45.1)
Uinta Basin	162.5	198.3	(35.8)	328.6	406.6	(78.0)
Other Northern	37.3	34.1	3.2	64.2	70.5	(6.3)
Southern Region
Permian Basin	1,449.6	1,008.7	440.9	2,451.3	2,028.1	423.2
Haynesville/Cotton Valley	5.7	7.3	(1.6)	12.9	13.9	(1.0)
Other Southern	1.0	12.3	(11.3)	2.1	23.7	(21.6)
Total production	4,870.3	5,209.5	(339.2)	9,553.0	10,385.9	(832.9)
Oil prices (per bbl)
Northern Region	$43.86	$38.86	$5.00	$45.27	$32.82	$12.45
Southern Region	$45.49	$43.99	$1.50	$47.39	$37.96	$9.43

Average field-level price	$44.35	$39.88	$4.47	$45.82	$33.84	$11.98
Commodity derivative impact	2.37	3.81	(1.44)	0.99	5.84	(4.85)
Net realized price	$46.72	$43.69	$3.03	$46.81	$39.68	$7.13

Oil revenues increased $8.3 million, or 4%, in the second quarter of 2017 compared to the second quarter of 2016, due to higher average field-level prices, partially offset by lower volumes. Average field-level oil prices increased 11% in the second quarter of 2017 compared to the second quarter of 2016 primarily driven by an increase in average NYMEX-WTI oil prices for the comparable periods. The 7% decrease in production volumes was driven by the Williston and Uinta basins due to a reduction in activity throughout 2016 combined with timing of 2017 Williston Basin completions, partially offset by a production increase in the Permian Basin due to increased drilling and completion activity and the additional production from the 2016 Permian Basin Acquisition.

Oil revenues increased $86.2 million, or 25%, in the first half of 2017 compared to the first half of 2016, due to higher average field-level prices, partially offset by lower volumes. Average field-level oil prices increased 35% in the first half of 2017 compared to the first half of 2016 primarily driven by an increase in average NYMEX-WTI oil prices for the comparable periods. The 8% decrease in production volumes was driven by the Williston and Uinta basins and in Pinedale due to a reduction in activity throughout 2016 combined with timing of 2017 Williston Basin completions, partially offset by a production increase in the Permian Basin due to increased drilling and completion activity and the additional production from the 2016 Permian Basin Acquisition.

Gas Volumes and Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	4.1	4.0	0.1	8.1	7.2	0.9
Pinedale	17.6	19.9	(2.3)	36.1	41.6	(5.5)
Uinta Basin	4.2	6.4	(2.2)	8.8	12.2	(3.4)
Other Northern	1.8	2.0	(0.2)	3.6	4.0	(0.4)
Southern Region
Permian Basin	1.3	1.6	(0.3)	2.5	3.0	(0.5)
Haynesville/Cotton Valley	16.7	9.0	7.7	28.9	18.1	10.8
Other Southern	0.1	—	0.1	0.1	0.2	(0.1)
Total production	45.8	42.9	2.9	88.1	86.3	1.8
Gas prices (per Mcf)
Northern Region	$2.86	$1.80	$1.06	$3.05	$1.89	$1.16
Southern Region	$3.03	$1.97	$1.06	$3.05	$1.94	$1.11

Average field-level price	$2.93	$1.84	$1.09	$3.05	$1.90	$1.15
Commodity derivative impact	(0.11)	0.67	(0.78)	(0.22)	0.58	(0.80)
Net realized price	$2.82	$2.51	$0.31	$2.83	$2.48	$0.35

Gas revenues increased $55.0 million, or 69%, in the second quarter of 2017 compared to the second quarter of 2016, due to higher average field-level prices and higher gas production. Average field-level gas prices increased 59% in the second quarter of 2017 compared to the second quarter of 2016, primarily driven by an increase in average NYMEX-HH gas prices for the comparable periods. The 7% increase in production volumes was primarily driven by a production increase in Haynesville/Cotton Valley due to a well refracturing program beginning in 2016 and continuing in 2017. This increase was partially offset by production decreases in Pinedale and Uinta Basin due to reduced completion activity throughout 2016.

Gas revenues increased $104.4 million, or 64%, in the first half of 2017 compared to the first half of 2016, due to higher average field-level prices and higher gas production. Average field-level gas prices increased 61% in the first half of 2017 compared to the first half of 2016, primarily driven by an increase in average NYMEX-HH gas prices for the comparable periods. The 2% increase in production volumes was primarily driven by a production increase in Haynesville/Cotton Valley due to a well refracturing program beginning in 2016 and continuing in 2017. This increase was partially offset by a production decrease in Pinedale and the Uinta Basin due to reduced completion activity throughout 2016.

NGL Volumes and Prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	822.7	802.4	20.3	1,645.9	1,441.9	204.0
Pinedale	231.5	334.1	(102.6)	524.0	736.1	(212.1)
Uinta Basin	33.6	57.3	(23.7)	75.0	101.6	(26.6)
Other Northern	3.9	6.0	(2.1)	8.2	9.7	(1.5)
Southern Region
Permian Basin	259.8	310.2	(50.4)	447.6	572.3	(124.7)
Haynesville/Cotton Valley	2.7	6.2	(3.5)	8.7	14.6	(5.9)
Other Southern	0.7	5.1	(4.4)	0.9	10.1	(9.2)
Total production	1,354.9	1,521.3	(166.4)	2,710.3	2,886.3	(176.0)
NGL prices (per bbl)
Northern Region	$17.37	$15.61	$1.76	$19.82	$13.11	$6.71
Southern Region	$14.77	$12.61	$2.16	$15.62	$10.67	$4.95

Average field-level price	$16.86	$14.97	$1.89	$19.11	$12.61	$6.50
Commodity derivative impact	—	—	—	—	—	—
Net realized price	$16.86	$14.97	$1.89	$19.11	$12.61	$6.50

NGL production volumes and revenues represent the sale of product derived from the processing of QEP's natural gas production. NGL revenues were flat during the second quarter of 2017 compared to the second quarter of 2016, due to higher average field-level prices, offset by lower production volumes. NGL prices increased 13% during the second quarter of 2017 compared to the second quarter of 2016, primarily driven by an increase in propane, ethane and butane prices. The 11% decrease in NGL production volumes was driven by decreases in Pinedale due to reduced completion activity throughout 2016 and our midstream provider withholding an additional 56.5 Mbbls to meet linefill requirements. The increase in the Williston Basin is due to additional gas and related NGLs recovered by midstream providers.

NGL revenues increased $15.4 million, or 42%, during the first half of 2017 compared to the first half of 2016, due to higher average field-level prices, partially offset by lower production volumes. NGL prices increased 52% during the first half of 2017 compared to the first half of 2016, primarily driven by an increase in propane, ethane and butane prices. The 6% decrease in NGL production volumes was driven by a decrease in Pinedale due to reduced completion activity and our midstream provider withholding an additional 56.5 Mbbls to meet linefill requirements and a decrease in the Permian Basin due to lower gas volumes. The increase in the Williston Basin is due to additional gas and related NGLs recovered by midstream providers.

Resale Margin and Storage Activity

QEP purchases and resells oil and gas primarily to mitigate losses on unutilized capacity related to firm transportation commitments and storage activities. The following table is a summary of QEP's financial results from its resale activities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in millions)
Purchased oil and gas sales	$8.0	$24.5	$(16.5)	$38.9	$41.0	$(2.1)
Purchased oil and gas expense	(9.1)	(26.8)	17.7	(38.5)	(43.7)	5.2
Realized gains (losses) on gas storage derivative contracts	—	0.7	(0.7)	(0.2)	2.8	(3.0)
Resale margin	$(1.1)	$(1.6)	$0.5	$0.2	$0.1	$0.1

Purchased oil and gas sales decreased by $16.5 million, or 67%, during the second quarter of 2017 compared to second quarter of 2016, due to lower resale volumes, which is the result of the Company's increased production in areas where it has oil and gas transportation commitments.

Purchased oil and gas sales decreased by $2.1 million, or 5%, during the first half of 2017 compared to first half of 2016, due to lower resale volumes, which is the result of the Company's increased production in areas where it has oil and gas transportation commitments.

Purchased oil and gas expense, which includes transportation expense, decreased $17.7 million, or 66%, during the second quarter of 2017 compared to the second quarter of 2016, due to lower resale volumes as a result of the Company's increased production in areas where it has oil and gas transportation commitments.

Purchased oil and gas expense, which includes transportation expense, decreased $5.2 million, or 12%, during the first half of 2017 compared to the first half of 2016, due to lower resale volumes, which is the of result of the Company's increased production in areas where it has oil and gas transportation commitments.

Operating Expenses

The following table presents QEP production costs on a per unit of production basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(per Boe)
Lease operating expense	$5.05	$3.79	$1.26	$5.17	$4.07	$1.10
Transportation and processing costs	5.21	5.01	0.20	5.28	5.17	0.11
Production and property taxes	2.06	1.48	0.58	2.14	1.39	0.75
Total production costs	$12.32	$10.28	$2.04	$12.59	$10.63	$1.96

Lease operating expense (LOE). QEP’s LOE increased $17.4 million, or $1.26 per Boe, during the second quarter of 2017 compared to the second quarter of 2016. The increase in expense was driven by an increase in workovers in the Williston and Permian basins and in Haynesville/Cotton Valley and increased repairs and maintenance costs in the Williston Basin.

QEP’s LOE increased $26.6 million, or $1.10 per Boe, during the first half of 2017 compared to the first half of 2016. The increase in expense was driven by an increase in workovers in the Williston and Permian basins and in Haynesville/Cotton Valley and increased fuel costs in the Permian Basin.

Transportation and processing costs. Transportation and processing costs increased $2.7 million, or $0.20 per Boe, during the second quarter of 2017 compared to the second quarter of 2016. The increase in expense was primarily attributable to Haynesville/Cotton Valley from higher volumes and the Williston Basin due to higher processing rates for QEP's gas production.

Transportation and processing costs decreased $0.7 million, but increased $0.11 per Boe, during the first half of 2017 compared to the first half of 2016. The decrease in expense was primarily attributable to Pinedale and Uinta Basin from lower volumes and the Permian Basin from lower rate, partially offset by the Williston Basin due to higher processing rates for QEP's gas production and Haynesville/Cotton Valley due to increased volumes.

Production and property taxes. In most states in which QEP operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production and property taxes increased $7.8 million, or $0.58 per Boe, during the second quarter of 2017 compared to the second quarter of 2016, primarily as a result of increased oil and gas revenues from higher field-level prices, partially offset by lower production.

Production and property taxes increased $19.1 million, or $0.75 per Boe, during the first half of 2017 compared to the first half of 2016, primarily as a result of increased oil and gas revenues from higher field-level prices, partially offset by lower production.

Depreciation, depletion and amortization (DD&A). DD&A expense decreased $18.2 million in the second quarter of 2017 compared to the second quarter of 2016, due to decreased rates in the Permian Basin and Haynesville/Cotton Valley. The lower rates in the Permian Basin and Haynesville/Cotton Valley are a result of higher proved reserves.

DD&A expense decreased $66.4 million in the first half of 2017 compared to the first half of 2016, due to decreased rates in Pinedale, Permian Basin and Haynesville/Cotton Valley. The Pinedale lower rate is a result of the 2016 impairment while the lower rates in the Permian Basin and Haynesville/Cotton Valley are a result of higher proved reserves.

Impairment expense. During the second quarter of 2016, QEP recorded impairment charges of $0.8 million which was related to expiring leaseholds on unproved properties.

During the first half of 2017, QEP recorded impairment charges of $0.1 million which was related to expiring leaseholds on unproved properties. During the first half of 2016, QEP recorded impairment charges of $1,183.2 million, of which $1,167.9 million was related to proved properties due to lower future prices, $11.6 million was related to expiring leaseholds on unproved properties and $3.7 million related to an impairment of goodwill. Of the $1,167.9 million impairment on proved properties, $1,164.0 million related to Pinedale properties, $3.5 million related to Other Northern properties and $0.4 million related to Other Southern properties.

General and administrative (G&A) expense. During the second quarter of 2017, G&A expense decreased $11.6 million, or 27%, compared to the second quarter of 2016, primarily due to a $12.2 million decrease in share based compensation from changes in the mark-to-market value of the Deferred Compensation Wrap Plan and Cash Incentive Plan (CIP) and a $1.4 million decrease in outside services. These decreases were partially offset by higher labor, benefits and employee expenses of $1.8 million.

During the first half of 2017, G&A expense decreased $26.5 million, or 29%, compared to the first half of 2016, primarily due to a $17.3 million decrease in share based compensation from changes in the mark-to-market value of the Deferred Compensation Wrap Plan and Cash Incentive Plan, a $8.7 million decrease in legal expenses and a $2.7 million decrease in outside services. These decreases were partially offset by higher labor, benefits and employee expenses of $1.3 million.

Net gain (loss) from asset sales. During the second quarter of 2017, QEP recognized a gain on the sale of assets of $19.8 million compared to a loss on the sale of assets of $0.8 million in the second quarter of 2016. The gain on the sale of assets in the second quarter of 2017 primarily related to the sale of non-core Other Northern properties. The loss on sale of assets in the second quarter of 2016 primarily related to continued divestitures of non-core Other Southern properties.

During the first half of 2017, QEP recognized a gain on the sale of assets of $19.8 million compared to a loss on the sale of assets of $0.3 million in the first half of 2016. The gain on the sale of assets in the first half of 2017 primarily related to the sale of non-core Other Northern properties. The loss on sale of assets in the first half of 2016 primarily related to continued divestitures of non-core Other Southern properties.

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP’s commodity derivative contracts, which are marked-to-market each quarter. During the second quarter of 2017, gains on commodity derivative contracts were $106.7 million, of which $100.3 million were unrealized gains and $6.4 million were realized gains. During the second quarter of 2016, losses on commodity derivative contracts were $180.5 million, of which $230.0 million were unrealized losses and $49.5 million were realized gains.

During the first half of 2017, gains on commodity derivative contracts were $267.6 million, of which $277.6 million were unrealized gains and $10.0 million were realized losses. During the first half of 2016, losses on commodity derivative contracts were $129.6 million, of which $243.5 million were unrealized losses and $113.9 million were realized gains.

Interest expense. Interest expense decreased $1.7 million, or 5%, during the second quarter of 2017 compared to the second quarter of 2016. The decrease during the second quarter of 2017 was primarily related to the repayment of $176.8 million of senior notes in September 2016.

Interest expense decreased $4.6 million, or 6%, during the first half of 2017 compared to the first half of 2016. The decrease during the first half of 2017 was primarily related to the repayment of $176.8 million of senior notes in September 2016.

Income tax (provision) benefit. Income tax expense increased $140.6 million during the second quarter of 2017 compared to the second quarter of 2016. The increase in expense was the result of net income before income taxes compared to a net loss, partially offset by a higher combined effective federal and state income tax rate of 37.6% during the second quarter of 2017 compared to a rate of 36.5% during the second quarter of 2016. The increase in income tax rate was primarily the result of being subject to a higher average state tax rate in 2017 due to a change in the contribution of income between different states.

Income tax expense increased $685.1 million during the first half of 2017 compared to the first half of 2016. The increase in expense was the result of net income before income taxes compared to a net loss, partially offset by a higher combined effective federal and state income tax rate of 37.3% during the first half of 2017 compared to a rate of 36.6% during the first half of 2016. The increase in income tax rate was primarily the result of being subject to a higher average state tax rate in 2017 due to a change in the contribution of income between different states.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain a strong liquidity position to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations and capital expenditures. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company’s cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. The Company expects that these sources of cash will be sufficient to fund its operations and capital expenditures during the next 12 months and the foreseeable future.

To provide additional liquidity, QEP also periodically accesses debt and equity markets and sells properties. In 2016, QEP issued 60.95 million shares of common stock through two public offerings and received net proceeds of approximately $781.4 million, which the Company used to fund the 2016 Permian Basin Acquisition and for general corporate purposes. QEP received aggregate proceeds of approximately $2.3 million and $23.7 million related to the sale of non-core properties during the six months ended June 30, 2017 and 2016, respectively.

The Company estimates, that with its cash balance as of June 30, 2017, it could incur additional indebtedness of approximately $1.2 billion and continue to be in compliance with the covenants contained in its revolving credit facility. To the extent actual operating results, realized commodity prices or uses of cash differ from the Company’s assumptions, QEP's liquidity could be adversely affected.

Credit Facility
QEP’s revolving credit facility, which matures in December 2019, provides for loan commitments of $1.8 billion from a group of financial institutions. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%; (ii) a leverage ratio under which net funded debt may not exceed 4.25 times consolidated EBITDA (as defined in the credit agreement) for the fiscal quarters ending on and prior to December 31, 2017, 4.00 times for the quarters in fiscal year 2018, and 3.75 times thereafter and (iii) during a ratings trigger period, a present value coverage ratio which requires that the present value of the Company’s proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2018, and 1.50 times at any time on or after January 1, 2018. The Company is currently not subject to the present value coverage ratio.

For both June 30, 2017 and December 31, 2016, QEP had no borrowings outstanding under the credit facility, had $1.0 million and $2.8 million, respectively, in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement. As of July 21, 2017, QEP had no borrowings outstanding under the credit facility, had $1.0 million of letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company’s senior notes outstanding as of June 30, 2017, totaled $2,045.0 million principal amount and are comprised of five issuances as follows:

•	$134.0 million 6.80% Senior Notes due April 2018;

•	$136.0 million 6.80% Senior Notes due March 2020;

•	$625.0 million 6.875% Senior Notes due March 2021;

•	$500.0 million 5.375% Senior Notes due October 2022; and

•	$650.0 million 5.25% Senior Notes due May 2023.

The Company plans to repay its $134.0 million Senior Notes due April 2018 with cash on hand or borrowings under the revolving credit facility.

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

Net cash provided by (used in) operating activities is presented below:

	Six Months Ended June 30,
	2017	2016	Change
	(in millions)
Net income (loss)	$122.3	$(1,060.8)	$1,183.1
Non-cash adjustments to net income (loss)	163.0	1,338.6	(1,175.6)
Changes in operating assets and liabilities	9.9	(58.2)	68.1
Net cash provided by (used in) operating activities	$295.2	$219.6	$75.6

Net cash provided by operating activities was $295.2 million during the first half of 2017, which included $122.3 million of net income, $163.0 million of non-cash adjustments to net income and a $9.9 million increase in operating assets and liabilities. Non-cash adjustments to net income primarily included DD&A expense of $383.3 million and $67.2 million of deferred income taxes, partially offset by unrealized gains on derivative contracts of $277.6 million. The increase in cash from operating assets and liabilities primarily resulted from a decrease in accounts receivable of $26.2 million, partially offset by a decrease in accounts payable and accrued expenses of $6.7 million and a decrease in the ARO liability of $2.0 million.

Net cash provided by operating activities was $219.6 million during the first half of 2016, which included a $1,060.8 million net loss, $1,338.6 million of non-cash adjustments to the net loss and a $58.2 million decrease in operating assets and liabilities. Non-cash adjustments to the net loss primarily included impairment expense of $1,183.2 million and DD&A expense of $449.7 million and unrealized losses on derivative contracts of $243.5 million, partially offset by a decrease in deferred income taxes of $559.9 million. The decrease in operating assets and liabilities primarily included a decrease in accounts payable and accrued expenses of $106.2 million and an increase in income taxes receivable of $83.2 million, partially offset by a decrease in accounts receivable of $118.5 million.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first half of 2017 and 2016, are presented in the table below:

	Six Months Ended June 30,
	2017	2016	Change
	(in millions)
Property acquisitions (including acquisition deposits held in escrow)	$76.6	$59.8	$16.8
Property, plant and equipment capital expenditures	520.3	242.7	277.6
Total accrued capital expenditures	596.9	302.5	294.4
Change in accruals and other non-cash adjustments	(42.4)	27.7	(70.1)
Total cash capital expenditures	$554.5	$330.2	$224.3

In the first half of 2017, on an accrual basis, the Company invested $520.3 million on property, plant and equipment capital expenditures, excluding property acquisitions, an increase of $277.6 million compared to the first half of 2016. In the first half of 2017, QEP's significant capital expenditures were $297.7 million in the Permian Basin, $128.1 million in the Williston Basin, $72.2 million in Haynesville/Cotton Valley and $12.3 million in Pinedale. In addition, in the first half of 2017, QEP acquired various oil and gas properties, primarily proved and unproved leaseholds and additional surface acreage primarily in the Permian Basin, for an aggregate purchase price of $76.6 million.

In the first half of 2016, on an accrual basis, the Company invested $242.7 million on property, plant and equipment capital expenditures, excluding property acquisitions, which included $119.4 million in the Williston Basin, $72.0 million in the Permian Basin, $21.9 million in Haynesville/Cotton Valley, $15.9 million in Pinedale and $10.4 million in the Uinta Basin. In addition, during the first half of 2016, QEP acquired various oil and gas properties in the Williston and Permian basins, primarily to acquire additional interests in QEP's operated wells and the associated undeveloped leasehold, for a total purchase price of $29.8 million, of which $23.6 million was cash and $6.2 million was non-cash related to the settlement of an accounts receivable balance. Lastly, QEP paid a deposit of $30.0 million that is held in escrow related to the 2016 Permian Basin Acquisition.

The mid-point of our 2017 forecasted capital expenditures (excluding property acquisitions) is $1,075.0 million with the majority of the funds directed towards drilling and completion activity. Nearly 60% of our planned capital investment is allocated to the Permian Basin, and approximately $70.0 to $80.0 million of investment is budgeted for midstream infrastructure, primarily in the Permian Basin. Based on current commodity prices, QEP intends to fund its 2017 forecasted capital expenditures (excluding acquisitions) with cash flow from operating activities and cash on hand. The aggregate levels of capital expenditures for 2017 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, oil, gas and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management’s business assessments as to where QEP’s capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP’s estimates.

Cash Flow from Financing Activities

In the first half of 2017, net cash used in financing activities was $8.0 million compared to net cash provided by financing activities of $749.1 million in the first half of 2016. During the first half of 2017, QEP had a decrease in treasury stock repurchases of $6.4 million, a decrease in long-term debt issuance costs paid of $1.1 million and a decrease in checks outstanding in excess of cash balances of $0.5 million. During the first half of 2016, QEP had net proceeds from the March and June 2016 equity offerings of approximately $781.6 million and had a decrease in checks outstanding in excess of cash balances of $29.8 million.

As of June 30, 2017, the Company did not have any borrowings outstanding under the credit facility and had $2,045.0 million in senior notes outstanding (excluding $22.0 million of net original issue discount and unamortized debt issuance costs).

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of June 30, 2017, QEP held commodity price derivative contracts totaling 17.1 million barrels of oil, 174.1 million MMBtu of gas and 1.1 million MMBtu of gas storage.

The following tables present QEP's volumes and average prices for its derivative positions as of July 21, 2017. See Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of June 30, 2017.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2017	NYMEX WTI	7.2	$51.51
2018	NYMEX WTI	10.6	$53.22
2019	NYMEX WTI	0.4	$49.75
Gas sales		(MMBtu)	($/MMBtu)
2017	NYMEX HH	41.3	$2.87
2017	IFNPCR	13.8	$2.51
2018	NYMEX HH	98.6	$2.99
2019	NYMEX HH	3.7	$2.85

Production Commodity Derivative Gas Collars
Year	Index	Total Volumes	Average Price Floor	Average Price Ceiling
		(in millions)
		(MMBtu)	($/MMBtu)	($/MMBtu)
2017	NYMEX HH	4.6	$2.50	$3.50

Production Commodity Derivative Basis Swaps
Year	Index Less Differential	Index	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2017	NYMEX WTI	Argus WTI Midland	2.2	$(0.67)
2018	NYMEX WTI	Argus WTI Midland	6.2	$(1.09)
2019	NYMEX WTI	Argus WTI Midland	0.4	$(1.10)
Gas sales			(MMBtu)	($/MMBtu)
2017	NYMEX HH	IFNPCR	21.4	$(0.18)
2018	NYMEX HH	IFNPCR	7.3	$(0.16)

Gas Storage Commodity Derivative Swaps
Year	Type of Contract	Index	Total Volumes	Average Swap Price per Unit
			(in millions)
Gas sales			(MMBtu)	($/MMBtu)
2017	SWAP	IFNPCR	1.1	$2.83
Gas purchases			(MMBtu)	($/MMBtu)
2017	SWAP	IFNPCR	0.3	$2.77

Changes in the fair value of derivative contracts from December 31, 2016 to June 30, 2017, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2016	$(201.8)
Contracts settled	10.0
Change in oil and gas prices on futures markets	260.3
Contracts added	7.4
Net fair value of oil and gas derivative contracts outstanding at June 30, 2017	$75.9

The following table shows the sensitivity of the fair value of oil and gas derivative contracts to changes in the market price of oil, gas and basis differentials:

June 30, 2017
(in millions)
Net fair value – asset (liability)	$75.9
Fair value if market prices of oil, gas and basis differentials decline by 10%	$68.3
Fair value if market prices of oil, gas and basis differentials increase by 10%	$83.4

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $7.5 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $7.6 million as of June 30, 2017. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company’s commodity derivative transactions, see Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company’s ability to borrow and the rates offered by lenders can be adversely affected by illiquid credit markets and the Company's credit rating, as described in the risk factors in Item 1A of Part I of its 2016 Form 10-K. The Company’s revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. At June 30, 2017, the Company did not have any borrowings outstanding under its revolving credit facility.

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

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Item 1A of Part I of the 2016 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q;

•	changes in oil, gas and NGL prices;

•	global geopolitical and macroeconomic factors;

•	general economic conditions, including the performance of financial markets and interest rates;

•	asset impairments;

•	liquidity constraints, including those resulting from the cost and availability of debt and equity financing;

•	drilling and completion strategies, methods and results;

•	assumptions around well density/spacing and recoverable reserves per well prove to be inaccurate;

•	shortages of oilfield equipment, services and personnel;

•	lack of available pipeline, processing and refining capacity;

•	processing volumes and pipeline throughput;

•	the risks and liabilities associated with acquired assets;

•	risks associated with hydraulic fracturing;

•	the outcome of contingencies such as legal proceedings;

•	delays in obtaining permits and governmental approvals;

•	operating risks such as unexpected drilling conditions and risks inherent in the production of oil and gas;

•	weather conditions;

•
changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning: the environment, climate change, greenhouse gas or other emissions, natural resources, fish and wildlife, hydraulic fracturing, water use and drilling and completion techniques, as well as the risk of legal and other proceedings arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of June 30, 2017. Based on such evaluation, such officers have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes with respect to the legal proceedings reported in our Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are set forth in its Annual Report on Form 10-K for the year ended December 31, 2016. Below are material changes to such risk factors that have occurred during the three and six months ended June 30, 2017.

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

Clean Air Act regulations at 40 C.F.R Part 60, Subpart OOOO (Subpart OOOO) became effective in 2012, with further amendments effective in 2013 and 2014. Subpart OOOO imposes air quality controls and requirements upon QEP's operations. Additionally, in June 2016, the Environmental Protection Agency (EPA) finalized closely related rules in new Subpart OOOOa to achieve additional methane and volatile organic compound reductions from certain activities in the oil and gas industry. The new rules include, among others, new requirements for finding and repairing leaks at new well sites and "reduced emission completion" requirements for hydraulically fractured oil wells. The status of Subpart OOOOa remains uncertain given ongoing litigation and administrative regulatory actions. The regulatory uncertainty surrounding the implementation of this rule poses some complications for QEP’s operations and compliance efforts.  Additionally, many states are adopting air permitting and other air quality control regulations specific to oil and gas exploration, production, gathering and processing that are more stringent than existing requirements under federal regulations.

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

Regulatory requirements to reduce gas flaring and to further restrict emissions could have an adverse effect on our operations. Wells in the Williston Basin of North Dakota and the Permian Basin of Texas, where QEP has significant operations, produce natural gas as well as crude oil. Constraints in third party gas gathering and processing systems in certain areas have resulted in some of that natural gas being flared instead of gathered, processed and sold. In June 2014, the North Dakota Industrial Commission, North Dakota's chief energy regulator, adopted a policy to reduce the volume of natural gas flared from oil wells in the Williston Basin. The Commission requires operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals. It is possible that other states will require gas capture plans in the future to reduce flaring. Additionally, in November 2016, the Bureau of Land Management (BLM) finalized a new rule related to further controls on the venting and flaring of natural gas on BLM and tribal leases. The rule took effect in January 2017. BLM venting and flaring rule is the subject of active litigation in the U.S. District Court for the District of Wyoming. Some provisions of the rule are in effect, including the royalty provisions. Other provisions, however, including those related to further controls on the venting and flaring of natural gas do not take effect until January 2018. BLM has indefinitely stayed those compliance dates pursuant to Section 705 of the Administrative Procedure Act. The Section 705 stay is the subject of litigation filed in July 2017 in the U.S. District Court for the Northern District of California. These gas capture requirements, and any similar future obligations in North Dakota or our other locations, may increase our operational costs or restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows.

As a result of future legislation, certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or modified, and QEP may be subject to the imposition of increased or new taxes. Legislation may be proposed in the future that could, if enacted into law, make significant changes to U.S. tax laws. Such changes could include, but would not be limited to, the elimination or modification of U.S. federal income tax provisions currently available to QEP such as: (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain domestic production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, or could generally affect the taxes imposed on QEP, including the imposition of new U.S. federal, state or local taxes (including the imposition of, or increase in, production, severance, environmental, sales, gross receipts, or similar taxes), could increase the cost of exploration and development of oil and gas resources, which would negatively affect QEP’s financial condition and results of operations.

Climate change and climate change legislation and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce. Climate change, the costs that may be associated with its effects and the regulation of greenhouse gas (GHG) emissions have the potential to affect our business in many ways, including increasing the costs to provide our products and services, reducing the demand for and consumption of our products and services (due to change in both costs and weather patterns) and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHG emissions and climate change may result in increased operating costs, delays in obtaining air pollution permits for new or modified facilities and reduced demand for the oil, gas and NGL that QEP produces. Federal and state courts and administrative agencies are considering the scope and scale of climate change regulation under various laws pertaining to the environment, energy use and development. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas. QEP's ability to access and develop new oil and gas reserves may be restricted by climate change regulation, including GHG reporting and regulation. Congress has previously considered proposed legislation aimed at reducing GHG emissions. The EPA has adopted final regulations for the measurement and reporting of GHG emitted from certain large facilities and, as discussed above, has adopted additional regulations at 40 C.F.R Part 60, Subparts OOOO and OOOOa to include additional requirements to reduce methane emissions from oil and natural gas facilities. As mentioned above, the status of Subpart OOOOa is uncertain given the ongoing litigation and administrative actions. In June 2014, the United States Supreme Court’s holding in Utility Air Regulatory Group v. EPA upheld a portion of EPA’s GHG stationary source permitting program, but also invalidated a portion of it. Upon remand, the EPA is considering how to implement the Court’s decision. The Court’s holding does not prevent states from considering and adopting state-only major source permitting requirements based solely on GHG emission levels.

In December 2015, over 190 countries, including the U.S., reached an agreement in Paris (COP 21) to reduce global emissions of GHG (the Paris Agreement). The Paris Agreement provides for the cutting of carbon emissions every five years, beginning in 2023, and sets a goal of keeping global warming to a maximum limit of two degrees Celsius and a target limit of 1.5 degrees Celsius. On June 1, 2017, President Trump announced that the U.S. would initiate the formal process to withdraw from the Paris Agreement. Withdrawal will take a few years to implement due to the Paris Agreement’s legal structure and language.

In addition, in several of the states in which QEP operates the regulatory authorities are considering various GHG registration and reduction programs, including methane leak detection monitoring and repair requirements specific to oil and gas facilities. Following the initiation of withdrawal from the Paris Agreement, state and local regulation efforts are expected to increase. Any local or state success in reducing carbon emissions could adversely impact our business by limiting our ability to develop new oil and gas reserves.

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

Current federal regulations restrict activities during certain times of the year on significant portions of QEP leasehold due to wildlife activity and/or habitat. QEP has worked with federal and state officials in Wyoming to obtain authorization for limited winter drilling activities in Pinedale and has developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of its activities on wildlife and wildlife habitat in its operations on federal lands. Many of QEP's operations are subject to the requirements of NEPA, and are therefore evaluated under NEPA for their direct, indirect and cumulative environmental impacts. This is done in Environmental Assessments or Environmental Impact Statements prepared for a lead agency under Council on Environmental Quality and other agency regulations, usually for the BLM in the areas where QEP operates currently. In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, QEP is allowed to drill and complete wells year-round in one of five Concentrated Development Areas. Additionally, the Department of Interior’s Fish and Wildlife Service ("FWS") plans to issue a proposed rule on whether to list the Lesser Prairie-Chicken as an endangered species. This decision could come as early as September 2017, according to a listing in the Administration’s Unified Agenda of Federal Regulatory and Deregulatory Actions that was released in July 2017. The Lesser Prairie-Chicken is a grouse species native to Texas including parts of the Permian Basin.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of QEP shares were made by QEP in association with vested restricted share awards withheld for taxes.

Period	Total shares purchased(1)	Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Remaining dollar amount that may be purchased under the plans or programs
April 1, 2017 - April 30, 2017	640	$12.88	—	$—
May 1, 2017 - May 31, 2017	—	$—	—	$—
June 1, 2017 - June 30, 2017	—	$—	—	$—
 ____________________________

(1)
All of the 640 shares purchased during the three-month period ended June 30, 2017, were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted share grants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Exhibits
3.1
Amended and Restated Certificate of Incorporation dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2017).

3.2
Amended and Restated Bylaws, effective May 17, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2017).

10.1
Sixth Amendment to Credit Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2017).

10.2+*	Amended and Restated QEP Resources, Inc. Deferred Compensation Wrap Plan, dated May 15, 2017.
10.3+*	Amended and Restated QEP Resources, Inc. Deferred Compensation Plan for Directors, dated July 24, 2017.
31.1	Certification signed by Charles B. Stanley, QEP Resources, Inc.’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification signed by Richard J. Doleshek, QEP Resources, Inc.’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification signed by Charles B. Stanley and Richard J. Doleshek, QEP Resources, Inc.’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
____________________________

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith

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

QEP RESOURCES, INC.
(Registrant)

July 26, 2017	/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

July 26, 2017	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President and Chief Financial Officer