Form 10-Q
period 2018-09-30
QEP RESOURCES, INC.
filed 2018-11-07
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2018, there were 236,770,924 shares of the registrant's common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$544.0	$380.9	$1,474.1	$1,139.1
Other revenue	3.8	3.6	11.8	10.3
Purchased oil and gas sales	13.0	5.6	36.2	44.5
Total Revenues	560.8	390.1	1,522.1	1,193.9
OPERATING EXPENSES
Purchased oil and gas expense	13.3	6.9	38.6	45.4
Lease operating expense	64.6	76.2	203.6	215.4
Transportation and processing costs	28.0	60.2	93.2	202.6
Gathering and other expense	4.6	1.7	10.8	5.0
General and administrative	48.3	43.4	164.2	108.3
Production and property taxes	37.4	28.5	103.9	86.1
Depreciation, depletion and amortization	234.9	176.9	673.6	560.2
Exploration expenses	—	21.3	0.1	21.7
Impairment	—	28.3	404.4	28.4
Total Operating Expenses	431.1	443.4	1,692.4	1,273.1
Net gain (loss) from asset sales, inclusive of restructuring costs	27.1	185.4	26.7	205.2
OPERATING INCOME (LOSS)	156.8	132.1	(143.6)	126.0
Realized and unrealized gains (losses) on derivative contracts (Note 7)	(108.0)	(104.3)	(240.3)	163.3
Interest and other income (expense)	(0.3)	0.1	(4.1)	2.5
Interest expense	(38.7)	(34.4)	(111.9)	(103.1)
INCOME (LOSS) BEFORE INCOME TAXES	9.8	(6.5)	(499.9)	188.7
Income tax (provision) benefit	(2.5)	3.2	117.6	(69.7)
NET INCOME (LOSS)	$7.3	$(3.3)	$(382.3)	$119.0

Earnings (loss) per common share
Basic	$0.03	$(0.01)	$(1.60)	$0.49
Diluted	$0.03	$(0.01)	$(1.60)	$0.49

Weighted-average common shares outstanding
Used in basic calculation	236.9	240.7	238.3	240.5
Used in diluted calculation	237.0	240.7	238.3	240.5

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$7.3	$(3.3)	$(382.3)	$119.0
Other comprehensive income, net of tax:
Postretirement medical plan change(1)	—	—	—	1.6
Fair value of plan assets adjustment(2)	—	—	0.3	—
Pension and other postretirement plans adjustments:
Amortization of prior service costs(3)	0.2	0.1	0.4	0.4
Amortization of actuarial losses(4)	0.1	0.1	0.5	0.2
Other comprehensive income	0.3	0.2	1.2	2.2
Comprehensive income (loss)	$7.6	$(3.1)	$(381.1)	$121.2
____________________________

(1)	Presented net of income tax expense of $1.0 million during the nine months ended September 30, 2017.

(2)	Adjustment recorded during the nine months ended September 30, 2018, related to a change in the fair value of plan assets as of December 31, 2017.

(3)
Presented net of income tax expense of $0.1 million during the nine months ended September 30, 2018. Presented net of income tax expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, respectively.

(4)
Presented net of income tax benefit of $0.1 million and expense of $0.1 million during the three and nine months ended September 30, 2018, respectively. Presented net of income tax expense of $0.1 million during the nine months ended September 30, 2017.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net	191.7	141.8
Income tax receivable	4.1	4.9
Fair value of derivative contracts	14.0	3.4
Prepaid expenses	11.4	10.1
Other current assets	0.2	4.3
Total Current Assets	221.4	164.5
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	11,717.8	11,873.6
Unproved properties	1,034.4	1,086.4
Gathering and other	369.6	318.7
Materials and supplies	37.3	32.9
Total Property, Plant and Equipment	13,159.1	13,311.6
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	6,160.3	6,642.9
Gathering and other	121.4	124.3
Total Accumulated Depreciation, Depletion and Amortization	6,281.7	6,767.2
Net Property, Plant and Equipment	6,877.4	6,544.4
Fair value of derivative contracts	0.1	0.1
Other noncurrent assets	58.3	53.0
Noncurrent assets held for sale	—	632.8
TOTAL ASSETS	$7,157.2	$7,394.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$15.3	$44.0
Accounts payable and accrued expenses	335.6	363.8
Production and property taxes	40.9	31.6
Interest payable	33.1	26.0
Fair value of derivative contracts	200.7	103.6
Asset retirement obligations	5.0	3.5
Total Current Liabilities	630.6	572.5
Long-term debt	2,451.1	2,160.8
Deferred income taxes	398.8	518.0
Asset retirement obligations	155.5	159.0
Fair value of derivative contracts	52.6	31.8
Other long-term liabilities	93.7	102.2
Other long-term liabilities held for sale	—	52.6
Commitments and contingencies (Note 10)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 239.8 million and 243.0 million shares issued, respectively	2.4	2.4
Treasury stock – 3.0 million and 2.0 million shares, respectively	(44.2)	(34.2)
Additional paid-in capital	1,424.6	1,398.2
Retained earnings	2,002.0	2,442.6
Accumulated other comprehensive income (loss)	(9.9)	(11.1)
Total Common Shareholders' Equity	3,374.9	3,797.9
TOTAL LIABILITIES AND EQUITY	$7,157.2	$7,394.8

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2017	243.0	$2.4	(2.0)	$(34.2)	$1,398.2	$2,442.6	$(11.1)	$3,797.9
Net income (loss)	—	—	—	—	—	(382.3)	—	(382.3)
Common stock repurchased and retired	(6.2)	(0.1)	—	—	—	(58.3)	—	(58.4)
Share-based compensation	3.0	0.1	(1.0)	(10.0)	26.4	—	—	16.5
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	1.2	1.2
Balance at September 30, 2018	239.8	$2.4	(3.0)	$(44.2)	$1,424.6	$2,002.0	$(9.9)	$3,374.9

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$(382.3)	$119.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	673.6	560.2
Deferred income taxes (benefit)	(119.6)	68.5
Impairment	404.4	28.4
Dry hole exploratory well expense	—	21.2
Share-based compensation	28.3	13.5
Amortization of debt issuance costs and discounts	4.0	4.8
Bargain purchase gain from acquisition	—	0.4
Net (gain) loss from asset sales, inclusive of restructuring costs	(26.7)	(205.2)
Unrealized (gains) losses on marketable securities	(1.1)	(2.1)
Unrealized (gains) losses on derivative contracts	113.2	(161.6)
Other non-cash activity	—	(9.4)
Changes in operating assets and liabilities	(18.9)	45.1
Net Cash Provided by (Used in) Operating Activities	674.9	482.8
INVESTING ACTIVITIES
Property acquisitions	(48.3)	(94.5)
Property, plant and equipment, including exploratory well expense	(1,032.1)	(779.6)
Proceeds from disposition of assets	217.5	787.9
Net Cash Provided by (Used in) Investing Activities	(862.9)	(86.2)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(28.7)	(12.3)
Long-term debt issuance costs paid	(0.1)	(1.1)
Proceeds from credit facility	2,616.0	2.0
Repayments of credit facility	(2,329.5)	(2.0)
Common stock repurchased and retired	(58.4)	—
Treasury stock repurchases	(7.8)	(6.8)
Other capital contributions	0.3	—
Net Cash Provided by (Used in) Financing Activities	191.8	(20.2)
Change in cash, cash equivalents and restricted cash	3.8	376.4
Beginning cash, cash equivalents and restricted cash(1)	23.4	465.4
Ending cash, cash equivalents and restricted cash(1)	$27.2	$841.8

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$100.2	$96.6
Cash paid for income taxes, net	$0.3	$0.5
Non-cash Investing Activities:
Change in capital expenditure accruals and other non-cash adjustments	$(43.9)	$68.0
____________________________

(1)	Refer to New Accounting Pronouncements in Note 1 – Basis of Presentation.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Nature of Business

QEP Resources, Inc. is an independent crude oil and natural gas exploration and production company with operations in two regions of the United States: the Southern Region (primarily in Texas and Louisiana) and the Northern Region (primarily in North Dakota). Unless otherwise specified or the context otherwise requires, all references to "QEP" or the "Company" are to QEP Resources, Inc. and its subsidiaries on a consolidated basis. QEP's corporate headquarters are located in Denver, Colorado and shares of QEP's common stock trade on the New York Stock Exchange (NYSE) under the ticker symbol "QEP".

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

The preparation of the Condensed Consolidated Financial Statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Reclassifications

Certain prior period balances on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been reclassified due to noncurrent held for sale classification related to the divestiture of the Uinta Basin assets and to conform to the current year presentation. Such reclassifications had no effect on the Company's net income (loss), earnings (loss) per share or retained earnings previously reported.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2018, QEP recorded impairment charges of $404.4 million, of which $402.8 million of proved and unproved properties impairment related to the Uinta Basin Divestiture (defined below). Additionally, QEP recorded $1.6 million related to expiring leaseholds on unproved properties and impairment of proved properties for a divestiture in the Other Northern area.

During the nine months ended September 30, 2017, QEP recorded an impairment charge of $28.4 million, which was primarily related to unproved leasehold acreage in the Central Basin Platform.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2018	2017
	(in millions)
Cash and cash equivalents	$—	$782.6
Restricted cash(1)	27.2	59.2
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$27.2	$841.8
_______________________

(1)
As of September 30, 2018, the restricted cash balance consisted of $27.2 million related to cash deposited into an escrow account for a title dispute between outside parties in the Williston Basin and is included within "Other noncurrent assets" on the Condensed Consolidated Balance Sheet. As of September 30, 2017, the restricted cash balance consisted of $59.2 million related to cash deposited into an escrow account related to the 2017 Permian Basin Acquisition (defined below) and cash deposited into an escrow account for a title dispute between outside parties in the Williston Basin and is included within "Other noncurrent assets" on the Condensed Consolidated Balance Sheet provided within the Quarterly Report on Form 10-Q.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when revenue is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In addition, new and enhanced disclosures are required. The amendment was effective prospectively for reporting periods beginning on or after December 15, 2017, and early adoption was permitted for periods beginning on or after December 15, 2016. The two permitted transition methods under the new standard were the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company selected the modified retrospective method and adopted this standard in the first quarter of 2018. Refer to Note 2 – Revenue for more information.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends guidance on certain investments and income taxes as a result of the Tax Cuts and Jobs Act of 2017. The amendment was effective upon issuance. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and nonlease components when certain conditions are met. The amendment will be effective for reporting periods beginning on or after December 15, 2018, and early adoption is permitted. QEP does not plan to early adopt this new standard. The Company is currently assessing the impact of the ASU, however, QEP believes this new guidance will likely increase the recorded asset and liability balances on the Company's Condensed Consolidated Balance Sheets due to the required recognition of right-of-use assets and corresponding lease liabilities, but has not determined the aggregate amount of change.

In August 2018, the FASB issued ASU No. 2018-13, Fair value measurement (Topic 820) - Disclosure framework - Changes to the disclosure requirements for fair value measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - retirement benefits - Defined benefit plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the disclosure requirements for defined benefit plans, which modifies disclosure requirements on defined benefit plans in Topic 715. The amendment will be effective for reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's Condensed Consolidated Financial Statements.

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

The following table presents the impact to the Condensed Consolidated Statements of Operations as a result of adopting ASC Topic 606.

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	As Reported	ASC Topic 606 Adjustments	As Adjusted(1)	As Reported	ASC Topic 606 Adjustments	As Adjusted(1)
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$544.0	$15.8	$559.8	$1,474.1	$40.9	$1,515.0
Other revenue	3.8	—	3.8	11.8	—	11.8
Purchased oil and gas sales	13.0	—	13.0	36.2	—	36.2
Total Revenues	560.8	15.8	576.6	1,522.1	40.9	1,563.0
OPERATING EXPENSES
Purchased oil and gas expense	13.3	—	13.3	38.6	—	38.6
Lease operating expense	64.6	—	64.6	203.6	—	203.6
Transportation and processing costs	28.0	15.8	43.8	93.2	40.9	134.1
Gathering and other expense	4.6	—	4.6	10.8	—	10.8
General and administrative	48.3	—	48.3	164.2	—	164.2
Production and property taxes	37.4	—	37.4	103.9	—	103.9
Depreciation, depletion and amortization	234.9	—	234.9	673.6	—	673.6
Exploration expenses	—	—	—	0.1	—	0.1
Impairment	—	—	—	404.4	—	404.4
Total Operating Expenses	431.1	15.8	446.9	1,692.4	40.9	1,733.3
Net gain (loss) from asset sales, inclusive of restructuring costs	27.1	—	27.1	26.7	—	26.7
OPERATING INCOME (LOSS)	156.8	—	156.8	(143.6)	—	(143.6)
Realized and unrealized gains (losses) on derivative contracts (Note 7)	(108.0)	—	(108.0)	(240.3)	—	(240.3)
Interest and other income (expense)	(0.3)	—	(0.3)	(4.1)	—	(4.1)
Interest expense	(38.7)	—	(38.7)	(111.9)	—	(111.9)
INCOME (LOSS) BEFORE INCOME TAXES	9.8	—	9.8	(499.9)	—	(499.9)
Income tax (provision) benefit	(2.5)	—	(2.5)	117.6	—	117.6
NET INCOME (LOSS)	$7.3	$—	$7.3	$(382.3)	$—	$(382.3)

Earnings (loss) per common share
Basic	$0.03	$—	$0.03	$(1.60)	$—	$(1.60)
Diluted	$0.03	$—	$0.03	$(1.60)	$—	$(1.60)

Weighted-average common shares outstanding
Used in basic calculation	236.9	—	236.9	238.3	—	238.3
Used in diluted calculation	237.0	—	237.0	238.3	—	238.3
_______________________

(1)	This column excludes the impact of adopting ASC Topic 606 and is consistent with the presentation prior to January 1, 2018.

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

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Three Months Ended September 30, 2018
Northern Region
Williston Basin	$203.4	$12.0	$19.2	$(12.3)	$222.3
Uinta Basin	7.3	6.8	1.4	—	15.5
Other Northern	1.1	0.5	0.1	—	1.7
Southern Region
Permian Basin	204.0	5.4	21.3	(3.5)	227.2
Haynesville/Cotton Valley	0.2	76.9	—	—	77.1
Other Southern	0.1	0.1	—	—	0.2
Total oil and condensate, gas and NGL sales	$416.1	$101.7	$42.0	$(15.8)	$544.0

	Three Months Ended September 30, 2017(1)
Northern Region
Williston Basin	$125.7	$9.5	$13.0	$—	$148.2
Pinedale	5.2	43.0	10.1	—	58.3
Uinta Basin	7.5	12.2	1.6	—	21.3
Other Northern	1.2	4.2	0.1	—	5.5
Southern Region
Permian Basin	78.1	4.5	7.3	—	89.9
Haynesville/Cotton Valley	0.3	57.2	0.1	—	57.6
Other Southern	—	0.1	—	—	0.1
Total oil and condensate, gas and NGL sales	$218.0	$130.7	$32.2	$—	$380.9
_______________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Nine Months Ended September 30, 2018
Northern Region
Williston Basin	$571.5	$30.2	$45.7	$(32.9)	$614.5
Uinta Basin	25.2	24.8	4.8	—	54.8
Other Northern	3.9	1.7	—	—	5.6
Southern Region
Permian Basin	524.1	13.2	37.7	(8.0)	567.0
Haynesville/Cotton Valley	0.8	231.2	—	—	232.0
Other Southern	(0.2)	0.4	—	—	0.2
Total oil and condensate, gas and NGL sales	$1,125.3	$301.5	$88.2	$(40.9)	$1,474.1

	Nine Months Ended September 30, 2017(1)
Northern Region
Williston Basin	$416.5	$32.5	$34.8	$—	$483.8
Pinedale	18.0	154.8	30.1	—	202.9
Uinta Basin	21.8	39.1	4.3	—	65.2
Other Northern	4.0	15.0	0.3	—	19.3
Southern Region
Permian Basin	194.3	11.3	14.2	—	219.8
Haynesville/Cotton Valley	0.9	146.4	0.3	—	147.6
Other Southern	0.2	0.3	—	—	0.5
Total oil and condensate, gas and NGL sales	$655.7	$399.4	$84.0	$—	$1,139.1
_______________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

Note 3 – Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2018, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million, subject to post-closing purchase price adjustments. Of the $48.3 million, $37.6 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 acquisition of oil and gas properties in the Permian Basin (the 2017 Permian Basin Acquisition) on substantially the same terms and conditions as the 2017 Permian Basin Acquisition in the fourth quarter of 2017.

During the nine months ended September 30, 2017, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage and additional surface acreage in the Permian Basin, for an aggregate purchase price of $94.5 million. In conjunction with these acquisitions, the Company recorded $5.3 million of goodwill, which was subsequently impaired in 2017.

Divestitures

In February 2018, QEP's Board of Directors unanimously approved certain strategic and financial initiatives (Strategic Initiatives) including plans to market its assets in the Williston Basin, the Uinta Basin and Haynesville/Cotton Valley and focus its activities in the Permian Basin. As of September 30, 2018, the Company closed the sale of its Uinta Basin assets and continued to engage in discussions with potential buyers for its Williston Basin and Haynesville/Cotton Valley assets. Assets are considered held for sale once it is deemed unlikely that there will be any significant changes to QEP's divestiture plan, which QEP believes is generally upon the execution of purchase and sale agreements (refer to Note 13 – Subsequent Event for an update on the Williston Basin assets).

Uinta Basin Divestiture

In early September 2018, QEP sold its natural gas and oil producing properties, undeveloped acreage and related assets located in the Uinta Basin for net cash proceeds of $153.0 million, subject to post-closing purchase price adjustments (the Uinta Basin Divestiture). Pursuant to signing a purchase and sale agreement for the Uinta Basin Divestiture, QEP recorded $402.8 million of proved and unproved properties impairment during the nine months ended September 30, 2018 (refer to Note 1 – Basis of Presentation for more information). In addition, QEP recorded $5.5 million of estimated restructuring costs related to this divestiture during the nine months ended September 30, 2018, included in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations (refer to Note 8 – Restructuring for more information).

QEP accounted for revenues and expenses related to the Uinta Basin, including the pre-tax loss on sale of $12.4 million, during the three and nine months ended September 30, 2018, as income from continuing operations on the Condensed Consolidated Statements of Operations because the Uinta Basin Divestiture did not cause a strategic shift for the Company and as a result, did not qualify as discontinued operations under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. For the three and nine months ended September 30, 2018, QEP recorded net loss before income taxes related to the divested Uinta Basin properties of $4.4 million and $419.3 million, respectively, which both include the pre-tax loss on sale of $12.4 million. The net loss before income taxes for the nine months ended September 30, 2018 was primarily due to an impairment charge on proved and unproved properties of $402.8 million recognized as a result of signing the purchase and sale agreement. For the three and nine months ended September 30, 2017, QEP recorded a net loss before income taxes related to the divested Uinta properties of $4.3 million and $12.8 million, respectively.

Pinedale Divestiture

In September 2017, QEP sold its assets in Pinedale (the Pinedale Divestiture), for net cash proceeds of $718.2 million. For the nine months ended September 30, 2018, QEP recorded a pre-tax gain on sale of $1.2 million, due to additional post-closing purchase price adjustments, which were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, QEP had net income before income taxes related to the divested Pinedale properties of $208.2 million and $251.2 million, respectively.

As a part of the Pinedale Divestiture, QEP agreed to reimburse the buyer for certain deficiency charges it incurs related to gas processing and NGL transportation and fractionation contracts between the effective date of the sale and December 31, 2019, in an aggregate amount not to exceed $45.0 million. As of September 30, 2018, the remaining liability associated with estimated future payments for this commitment was $23.0 million, which is reported on the Condensed Consolidated Balance Sheets within "Accounts payable and accrued expenses".

Other Divestitures

During the nine months ended September 30, 2018, QEP received net cash proceeds of $64.5 million and recorded a net pre-tax gain on sale of $37.9 million related to the divestiture of properties outside our main operating areas.

In addition to the Pinedale Divestiture, during the nine months ended September 30, 2017, QEP received net cash proceeds of $69.7 million, resulting in a net pre-tax gain on sale of $26.4 million, primarily related to the divestiture of certain non-core properties in the Other Northern area.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings (loss) per common share. During the three and nine months ended September 30, 2018 and 2017, there were no anti-dilutive shares.

The following is a reconciliation of the components of basic and diluted shares used in the EPS calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Weighted-average basic common shares outstanding	236.9	240.7	238.3	240.5
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	0.1	—	—	—
Average diluted common shares outstanding	237.0	240.7	238.3	240.5

Note 5 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) associated with the retirement of tangible, long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Of the $160.5 million and $214.1 million ARO liability for the periods ended September 30, 2018 and December 31, 2017, respectively, $5.0 million and $3.5 million, respectively, were included as a current liability within "Asset retirement obligations" on the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
(in millions)
ARO liability at December 31, 2017(1)	$214.1
Accretion	5.0
Additions	3.2
Revisions	(3.4)
Liabilities related to assets sold(2)	(51.7)
Liabilities settled	(6.7)
ARO liability at September 30, 2018	$160.5
_______________________

(1)	Includes $51.6 million of ARO classified as "Other long-term liabilities held for sale" on the Condensed Consolidated Balance Sheets as of December 31, 2017 related to the Uinta Basin Divestiture.

(2)
Liabilities related to assets sold during the nine months ended September 30, 2018, includes $51.0 million related to the Uinta Basin Divestiture (refer to Note 3 – Acquisitions and Divestitures for more information).

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

The fair value of financial assets and liabilities at September 30, 2018 and December 31, 2017, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	September 30, 2018
Financial Assets	(in millions)
Fair value of derivative contracts – short-term	$—	$16.6	$—	$(2.6)	$14.0
Fair value of derivative contracts – long-term	—	1.2	—	(1.1)	0.1
Total financial assets	$—	$17.8	$—	$(3.7)	$14.1

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$203.3	$—	$(2.6)	$200.7
Fair value of derivative contracts – long-term	—	53.7	—	(1.1)	52.6
Total financial liabilities	$—	$257.0	$—	$(3.7)	$253.3

	December 31, 2017
Financial Assets
Fair value of derivative contracts – short-term	$—	$20.6	$—	$(17.2)	$3.4
Fair value of derivative contracts – long-term	—	2.3	—	(2.2)	0.1
Total financial assets	$—	$22.9	$—	$(19.4)	$3.5

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$120.8	$—	$(17.2)	$103.6
Fair value of derivative contracts – long-term	—	34.0	—	(2.2)	31.8
Total financial liabilities	$—	$154.8	$—	$(19.4)	$135.4
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

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	September 30, 2018		December 31, 2017
Financial Assets	(in millions)
Cash and cash equivalents	$—	$—	$—	$—
Financial Liabilities
Checks outstanding in excess of cash balances	$15.3	$15.3	$44.0	$44.0
Long-term debt	$2,451.1	$2,465.7	$2,160.8	$2,256.2

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

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company utilizes fair value on a periodic basis, at least annually, to review its proved oil and gas properties for potential impairment when events and changes in circumstances indicate that the carrying amount of such property may not be recoverable. The fair value of property is measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. Given the unobservable nature of the inputs, fair value calculations associated with proved oil and gas property impairments are considered Level 3 within the fair value hierarchy. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value. During the nine months ended September 30, 2018, the Company recorded impairments on certain proved oil and gas properties of $397.6 million, resulting in a reduction of the associated carrying amount to fair value. During the nine months ended September 30, 2017, the Company recorded no impairments on proved oil and gas properties.

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

Derivative Contracts – Production
The following table presents QEP's volumes and average prices for its commodity derivative swap contracts as of September 30, 2018:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2018	NYMEX WTI	4.1	$52.45
2019	NYMEX WTI	11.0	$54.49
2020	NYMEX WTI	2.9	$62.37
Gas sales		(MMBtu)	($/MMBtu)
2018	NYMEX HH	25.2	$3.01
2019	NYMEX HH	43.8	$2.86

QEP uses oil and gas basis swaps, combined with NYMEX WTI and NYMEX HH fixed price swaps, to achieve fixed price swaps for the location at which it sells its physical production. The following table presents details of QEP's oil and gas basis swaps as of September 30, 2018:

Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2018	NYMEX WTI	Argus WTI Midland	2.3	$(0.99)
2018	NYMEX WTI	Argus WTI Houston(1)	0.1	$6.30
2019	NYMEX WTI	Argus WTI Midland	6.6	$(2.22)
2019	NYMEX WTI	Argus WTI Houston(1)	0.4	$4.35
2020	NYMEX WTI	Argus WTI Midland	1.5	$(1.01)
Gas sales			(MMBtu)	($/MMBtu)
2018	NYMEX HH	IFNPCR	1.8	$(0.16)
___________________________

(1)	Argus WTI Houston is an index price reflecting the weighted average price of WTI at Magellan's East Houston crude oil terminal.

QEP Derivative Financial Statement Presentation
The following table identifies the Condensed Consolidated Balance Sheet location of QEP's outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation on the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current:		(in millions)
Commodity	Fair value of derivative contracts	$16.6	$20.6	$203.3	$120.8
Long-term:
Commodity	Fair value of derivative contracts	1.2	2.3	53.7	34.0
Total derivative instruments		$17.8	$22.9	$257.0	$154.8

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended		Nine Months Ended
Derivative contracts	September 30,		September 30,
	2018(1)	2017(2)	2018(1)	2017(2)
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Oil derivative contracts	$(41.7)	$12.1	$(138.0)	$21.6
Gas derivative contracts	3.3	(0.4)	10.6	(19.7)
Gas Storage
Gas derivative contracts	—	—	0.3	(0.2)
Realized gains (losses) on commodity derivative contracts	(38.4)	11.7	(127.1)	1.7
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	(60.6)	(86.1)	(88.1)	88.7
Gas derivative contracts	(3.1)	—	(18.9)	100.5
Gas Storage
Gas derivative contracts	—	—	(0.3)	2.3
Unrealized gains (losses) on commodity derivative contracts	(63.7)	(86.1)	(107.3)	191.5
Total realized and unrealized gains (losses) on commodity derivative contracts related to production and storage	$(102.1)	$(74.4)	$(234.4)	$193.2

Derivatives associated with divestitures
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	$(2.7)	$(1.3)	$(2.7)	$(1.3)
Gas derivative contracts	—	(23.5)	—	(23.5)
NGL derivative contracts	(3.2)	(5.1)	(3.2)	(5.1)
Unrealized gains (losses) on commodity derivative contracts related to divestitures	$(5.9)	$(29.9)	$(5.9)	$(29.9)

Total realized and unrealized gains (losses) on commodity derivative contracts	$(108.0)	$(104.3)	$(240.3)	$163.3
_______________________

(1)
The unrealized gains (losses) on commodity derivative contracts related to the Uinta Basin Divestiture are comprised of derivatives entered into in conjunction with the execution of the Uinta Basin purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in September 2018. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Uinta Basin Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

(2)
The unrealized gains (losses) on commodity derivative contracts related to the Pinedale Divestiture are comprised of derivatives entered into in conjunction with the execution of the Pinedale purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in September 2017. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Pinedale Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

Note 8 – Restructuring

On February 28, 2018, QEP announced its intention to become a pure-play Permian Basin company, which includes plans to market its assets in the Williston Basin, the Uinta Basin and Haynesville/Cotton Valley. As of September 30, 2018, the Company closed the sale of its Uinta Basin assets and continued to engage in discussions with potential buyers for its Williston Basin and Haynesville/Cotton Valley assets. As a part of the Strategic Initiatives, QEP has incurred or expects to incur costs associated with contractual termination benefits including severance and accelerated vesting of share-based compensation. These termination benefits will be accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits and ASC 718, Compensation - Stock Compensation.

Restructuring costs recognized associated with the restructuring are summarized below:

	Total recognized	Recognized in "General and administrative"	Recognized in "Net gain (loss) from asset sales, inclusive of restructuring costs"	Recognized in "Interest and other income (expense)"
	(in millions)
	Three Months Ended September 30, 2018
Termination benefits	$6.7	$5.3	$1.4	$—
Office lease termination costs	0.7	0.7	—	—
Accelerated share-based compensation	3.2	1.0	2.2	—
Retention expense	5.8	5.8	—	—
Pension curtailment	0.3	—	—	0.3
Total restructuring costs	$16.7	$12.8	$3.6	$0.3

	Nine Months Ended September 30, 2018
Termination benefits	$13.7	$10.4	$3.3	$—
Office lease termination costs	1.0	1.0	—	—
Accelerated share-based compensation	7.2	5.0	2.2	—
Retention expense	13.8	13.8	—	—
Pension curtailment	0.3	—	—	0.3
Total restructuring costs	$36.0	$30.2	$5.5	$0.3

	Costs recognized period from inception to September 30, 2018	Total remaining costs expected to be incurred
	(in millions)
Termination benefits	$13.7	$—	(1)
Office lease termination costs	1.0	—	(1)
Accelerated share-based compensation	7.2	—	(1)
Retention expense	13.8	10.5	(2)
Pension curtailment	0.3	—	(1)
Total restructuring costs	$36.0	$10.5
 ____________________________

(1)
Due to the nature of the Strategic Initiatives and uncertain factors such as the timing and terms of the potential divestitures, the Company is not able to reasonably estimate the total cost to be incurred as a part of this restructuring.

(2)	QEP expects to incur an additional $6.3 million of expense in 2018 and $4.2 million in 2019 related to the retention program.

The following table is a reconciliation of QEP's restructuring liability, which is included within "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

	Restructuring liability
	Termination benefits	Office lease termination costs	Accelerated share-based compensation	Retention expense	Pension curtailment	Total
	(in millions)
Balance at December 31, 2017	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	13.7	1.0	7.2	13.8	0.3	36.0
Costs paid or otherwise settled	(8.4)	(1.0)	(7.2)	(8.0)	(0.3)	(24.9)
Balance at September 30, 2018	$5.3	$—	$—	$5.8	$—	$11.1

Note 9 – Debt

As of the indicated dates, the principal amount of QEP's debt consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Revolving Credit Facility due 2022	$375.5	$89.0
6.80% Senior Notes due 2020	51.7	51.7
6.875% Senior Notes due 2021	397.6	397.6
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
5.625% Senior Notes due 2026	500.0	500.0
Less: unamortized discount and unamortized debt issuance costs	(23.7)	(27.5)
Total long-term debt outstanding	$2,451.1	$2,160.8

Of the total debt outstanding on September 30, 2018, the 6.80% Senior Notes due March 1, 2020, the 6.875% Senior Notes due March 1, 2021, the 5.375% Senior Notes due October 1, 2022 and the 5.25% Senior Notes due May 1, 2023, will mature within the next five years. In addition, the revolving credit facility matures on September 1, 2022.

Credit Facility
QEP's revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 4.00 times consolidated EBITDA (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2018, through the fiscal quarter ending December 31, 2018, and 3.75 times thereafter, and (iii) during a ratings trigger period (as defined), a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2019, must exceed net funded debt by 1.40 times commencing on January 1, 2019 through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. The Company is currently not subject to the present value coverage ratio. At September 30, 2018 and December 31, 2017, QEP was in compliance with the covenants under the credit agreement.

During the nine months ended September 30, 2018, QEP's weighted-average interest rates on borrowings from its credit facility were 4.30%. As of September 30, 2018, QEP had $375.5 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility. As of December 31, 2017, QEP had $89.0 million of borrowings outstanding and $1.0 million in letters of credit outstanding under the credit facility.

Senior Notes
At September 30, 2018, the Company had $2,099.3 million in principal amount of senior notes outstanding with maturities ranging from March 2020 to March 2026 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of our other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP's senior notes contain customary events of default and covenants that may limit QEP's ability to, among other things, place liens on its property or assets.

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

Note 11 – Share-Based Compensation

In 2018, QEP's Board of Directors and QEP's shareholders approved the QEP Resources, Inc. 2018 Long-Term Incentive Plan (LTIP), which replaces the 2010 Long-Term Stock Incentive Plan (LTSIP) and provides for the issuance of up to 10.0 million shares such that the Board of Directors may grant long-term incentive compensation. QEP issues stock options, restricted share awards, and restricted share units under its LTIP and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. Grants issued prior to May 15, 2018 are under the LTSIP and the grants issued on or after May 15, 2018 are under the LTIP. QEP recognizes the expense over the vesting periods for the stock options, restricted share awards, restricted share units and performance share units. There were 10.1 million shares available for future grants under the LTIP at September 30, 2018.

Share-based compensation expense is recognized within "General and administrative" expense on the Condensed Consolidated Statements of Operations and is summarized in the table below. During the three and nine months ended September 30, 2018, the Company recorded an additional $3.2 million and $7.2 million, respectively, of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program, of which $2.2 million for the three and nine months ended September 30, 2018 was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations and the remaining $1.0 million and $5.0 million, respectively, are included in share-based compensation expense below (refer to Note 8 – Restructuring for additional information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Stock options	$0.2	$0.5	$0.9	$1.7
Restricted share awards	5.3	5.4	20.9	18.7
Performance share units	(2.9)	(0.1)	4.1	(6.9)
Restricted share units	0.1	—	0.2	—
Total share-based compensation expense	$2.7	$5.8	$26.1	$13.5

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

In 2018, to better align our long-term incentive awards with those typical of the industry, QEP did not issue stock options.

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2017	2,354,277	$23.62
Exercised	(23,337)	10.12
Canceled	(232,007)	37.16
Outstanding at September 30, 2018	2,098,933	$22.27	3.12	$0.5
Options Exercisable at September 30, 2018	1,707,915	$24.04	2.68	$0.3
Unvested Options at September 30, 2018	391,018	$14.56	5.05	$0.2

The total intrinsic value (the difference between the market price at the exercise date and the exercise price) of stock options exercised was $0.1 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, there were no exercises of stock options. As of September 30, 2018, $0.6 million of unrecognized compensation expense related to stock options granted under the LTSIP is expected to be recognized over a weighted-average vesting period of 1.40 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program (refer to Note 8 – Restructuring for additional information).

Restricted Share Awards
Restricted share award grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The Company recognizes restricted share forfeitures as they occur. The total fair value of restricted share awards that vested during the nine months ended September 30, 2018 and 2017 was $30.7 million and $22.9 million, respectively. The weighted-average grant date fair value of restricted share awards was $9.56 per share and $14.13 per share for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $22.0 million of unrecognized compensation expense related to restricted share awards granted under the LTSIP and LTIP is expected to be recognized over a weighted-average vesting period of 2.18 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program (refer to Note 8 – Restructuring for additional information).

Transactions involving restricted share awards under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2017	3,721,334	$13.23
Granted	2,981,589	9.56
Vested	(2,344,304)	13.11
Forfeited	(223,222)	10.94
Unvested balance at September 30, 2018	4,135,397	$10.77

Performance Share Units
The payouts for performance share units are dependent upon the Company's total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units and have historically been paid in cash. Beginning with awards granted in 2015, the Company has the option to settle earned awards in cash or shares of common stock under the Company's LTIP; however, as of September 30, 2018, the Company expects to settle all awards in cash under the CIP. These awards are classified as liabilities and are included within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. As these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The weighted-average grant date fair value of the performance share units was $9.55 per share and $16.90 per share for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $9.2 million of unrecognized compensation expense, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.00 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program (refer to Note 8 – Restructuring for additional information).

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2017	1,199,336	$14.59
Granted	724,095	9.55
Vested	(277,604)	19.73
Unvested balance at September 30, 2018	1,645,827	$11.47

Restricted Share Units
Employees may elect to defer their grants of restricted share awards and these deferred awards are designated as restricted share units. Restricted share units vest over a three-year period and are deferred into the Company's nonqualified, unfunded deferred compensation plan at the time of vesting. These awards are ultimately paid in cash. They are classified as liabilities and are included in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $9.55 and $16.98 per share for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, $0.3 million of unrecognized compensation expense, which represents the unvested portion of the fair market value of restricted share units granted, is expected to be recognized over a weighted-average vesting period of 1.25 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program (refer to Note 8 – Restructuring for additional information).

Transactions involving restricted share units under the terms of the LTSIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2017	21,946	$13.22
Granted	31,835	9.55
Vested	(11,106)	13.27
Unvested balance at September 30, 2018	42,675	$10.47

Note 12 – Employee Benefits

Pension and Other Postretirement Benefits
The Company provides pension and other postretirement benefits to certain employees through three retiree benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan).

The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. During the nine months ended September 30, 2018, the Company made contributions of $4.0 million to the Pension Plan and expects to contribute an additional $1.0 million to the Pension Plan during the remainder of 2018. Contributions to the Pension Plan increase plan assets. The Pension Plan was amended in June 2015 and was frozen effective January 1, 2016, such that employees do not earn additional defined benefits for future services.

The SERP is a nonqualified retirement plan that is unfunded and provides pension benefits to certain QEP employees. During the nine months ended September 30, 2018, the Company made contributions of $0.6 million to its SERP and expects to contribute an additional $0.1 million to its SERP during the remainder of 2018. Contributions to the SERP are used to fund current benefit payments. The SERP was amended and restated in June 2015 and was closed to new participants effective January 1, 2016.

The Medical Plan is a self-insured plan. It is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees. During the nine months ended September 30, 2018, the Company made contributions of $0.2 million to its Medical Plan and does not expect to make additional contributions to its Medical Plan during the remainder of 2018. Contributions to the Medical Plan are used to fund current benefit payments.

In February 2017, the Company changed the eligibility requirements for active employees eligible for the Medical Plan, as well as retirees currently enrolled. Effective July 1, 2017, the Company no longer offers the Medical Plan to retirees and spouses that are both Medicare eligible. In addition, the Company no longer offers life insurance to individuals retiring on or after July 1, 2017.

The Company's Strategic Initiatives may trigger curtailments related to the Pension Plan, SERP and/or Medical Plan at the closing of the various transactions (refer to Note 8 – Restructuring for more information). The Company recognized a $0.3 million pension curtailment as part of the Uinta Basin Divestiture included in "Interest and other income (expense)" on the Condensed Consolidated Statements of Operations.

The Company recognizes service costs related to SERP and Medical Plan benefits on the Condensed Consolidated Statements of Operations within "General and administrative" expense. All other expenses related to the Pension Plan, SERP and Medical Plan are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

The following table sets forth the Company's net periodic benefit costs related to its Pension Plan, SERP and Medical Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension Plan and SERP benefits	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.2	1.2	3.4	3.6
Expected return on plan assets	(1.4)	(1.3)	(4.3)	(4.0)
Amortization of prior service costs(1)	0.2	0.3	0.6	0.9
Amortization of actuarial losses(1)	—	0.1	0.6	0.3
Curtailment loss(2)	0.3	0.7	0.3	0.7
Periodic expense	$0.5	$1.2	$1.2	$2.1

Medical Plan benefits
Interest cost	$—	$—	$0.1	$0.1
Amortization of prior service costs(1)	(0.1)	(0.1)	(0.2)	(0.2)
Periodic expense	$(0.1)	$(0.1)	$(0.1)	$(0.1)
____________________________

(1)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive income are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

(2)
A curtailment is recognized when there is a significant reduction in, or an elimination of, defined benefit accruals for current employees' future services. These expenses relate to the Uinta Basin Divestiture for the three and nine months ended September 30, 2018 and the Pinedale Divestiture for the three and nine months ended September 30, 2017. The Uinta Basin Divestiture curtailment is recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)" for the three and nine months ended September 30, 2018. The Pinedale Divestiture curtailment is recognized on the Condensed Consolidated Statements of Operations within "Net gain (loss) from asset sales, inclusive of severance costs" for the three and nine months ended September 30, 2017.

Employee Investment Plan
QEP employees may participate in the QEP Employee Investment Plan, a defined-contribution plan (the 401(k) Plan). The 401(k) Plan allows eligible employees to make investments, including purchasing shares of QEP common stock, through payroll deduction at the current fair market value on the transaction date. Both employees and QEP make contributions to the 401(k) Plan. During the nine months ended September 30, 2018, the Company made contributions of $4.9 million to the 401(k) Plan and expects to contribute an additional $1.1 million to the 401(k) Plan during the remainder of 2018. Due to the Company's Strategic Initiatives, the amount expected to be contributed to the 401(k) Plan is subject to change (refer to Note 8 – Restructuring for more information).

As a result of freezing benefits under the Pension Plan, the 401(k) Plan and a nonqualified, unfunded deferred compensation plan (the Wrap Plan), were amended to allow the Company to make discretionary contributions in the form of Company Transition Credits to eligible participants. Eligible participants are certain highly and non-highly compensated employees who were active participants in the Pension Plan on December 31, 2015. During the nine months ended September 30, 2018, the Company has not yet made a discretionary contribution to active participants of the Pension Plan but expects to contribute $0.3 million to eligible participants in the fourth quarter of 2018.

Note 13 – Subsequent Event

On November 6, 2018, the Company's wholly owned subsidiary, QEP Energy Company, entered into a definitive agreement to sell its assets in the Williston Basin for a purchase price of up to $1,725.0 million, subject to purchase price adjustments which may be material (the Williston Basin Divestiture). The purchase price is comprised of $1,650.0 million in cash and contractual rights to receive up to $50.0 million and $25.0 million in the buyer's common stock if the daily volume weighted average trading price of the buyer's common stock for 10 out of 20 consecutive trading days is at or above $12.00 per share and $15.00 per share, respectively. QEP shall be entitled to the equity consideration if the share price thresholds are met at any time during the five year period following closing of the transaction. The net book value of the Williston Basin assets being sold is approximately $2,521.8 million as of September 30, 2018, which consists primarily of property, plant and equipment and asset retirement obligations included on the Condensed Consolidated Balance Sheets. The transaction is subject to certain conditions, including, but not limited to, approval of buyer's shareholder and regulatory approvals and is expected to close late in the first quarter or early in the second quarter of 2019. At September 30, 2018, the Williston Basin assets were classified as held and used because the assets did not meet the held for sale criteria. Beginning in the fourth quarter of 2018, the assets and liabilities of the Williston Basin will be classified as held for sale in our Consolidated Balance Sheets for all comparative periods presented.

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

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) and analyzes the changes in the results of operations between the three and nine months ended September 30, 2018 and 2017. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2017 Form 10-K.

OVERVIEW

QEP Resources, Inc. is an independent crude oil and natural gas exploration and production company with operations in two regions of the United States: the Southern Region (primarily in Texas and Louisiana) and the Northern Region (primarily in North Dakota). Unless otherwise specified or the context otherwise requires, all references to "QEP" or the "Company" are to QEP Resources, Inc. and its subsidiaries on a consolidated basis. QEP's corporate headquarters are located in Denver, Colorado and shares of QEP's common stock trade on the New York Stock Exchange (NYSE) under the ticker symbol "QEP".

In February 2018, QEP's Board of Directors unanimously approved certain strategic and financial initiatives (Strategic Initiatives), including plans to market its assets in the Williston Basin, the Uinta Basin and Haynesville/Cotton Valley and focus its activities in the Permian Basin. The Company executed a purchase and sale agreement to sell its Uinta Basin assets in early July 2018 and closed on the sale of the Uinta Basin assets in September 2018. Refer to discussion of the Uinta Basin Divestiture below under Acquisitions and Divestitures. Additionally, the Company is engaged in discussions with potential buyers regarding a transaction involving its Haynesville/Cotton Valley assets. On November 6, 2018, the Company's wholly owned subsidiary, QEP Energy Company, entered into a definitive agreement to sell its assets in the Williston Basin for a purchase price of up to $1,725.0 million, subject to purchase price adjustments which may be material (the Williston Basin Divestiture). The purchase price is comprised of $1,650.0 million in cash and contractual rights to receive up to $50.0 million and $25.0 million in the buyer's common stock if the daily volume weighted average trading price of the buyer's common stock for 10 out of 20 consecutive trading days is at or above $12.00 per share and $15.00 per share, respectively. QEP shall be entitled to the equity consideration if the share price thresholds are met at any time during the five year period following closing of the transaction. The transaction is subject to certain conditions, including, but not limited to, approval of buyer's shareholder and regulatory approvals and is expected to close late in the first quarter or early in the second quarter of 2019. At September 30, 2018, the Williston Basin assets were classified as held and used as the assets did not meet the held for sale criteria. Beginning in the fourth quarter of 2018, the assets and liabilities of the Williston Basin will be classified as held for sale in our Consolidated Balance Sheets for all comparative periods presented. As a part of the Strategic Initiatives, QEP has incurred or expects to incur costs associated with contractual termination benefits including severance and accelerated vesting of share-based compensation. Refer to Note 3 – Acquisitions and Divestitures and Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for additional information.

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

Based on current commodity prices, we expect to be able to fund our planned capital program for the remainder of 2018 with cash flow from operating activities and borrowings under our credit facility. Our total capital expenditures (excluding property acquisitions) for 2018 are expected to be approximately $1,165.0 million, a decrease of approximately 4% from 2017 capital expenditures. We continuously evaluate our level of drilling and completion activity in light of drilling results, commodity prices and changes in our operating and development costs and may adjust our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

Acquisitions and Divestitures

While we believe our extensive inventory of identified drilling locations provides a solid base for growth in production and reserves, we will continue to evaluate and acquire properties in the Permian Basin to add additional development opportunities and facilitate the drilling of long lateral wells.

Acquisitions

During the nine months ended September 30, 2018, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million, subject to post-closing purchase price adjustments. Of the $48.3 million, $37.6 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 Permian Basin Acquisition on substantially the same terms and conditions as the 2017 Permian Basin Acquisition.

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

Divestitures

In early September 2018, QEP sold its natural gas and oil producing properties, undeveloped acreage and related assets located in the Uinta Basin for net cash proceeds of $153.0 million, subject to post-closing purchase price adjustments (the Uinta Basin Divestiture). During the nine months ended September 30, 2018, QEP recorded a pre-tax loss of $12.4 million related to the Uinta Basin Divestiture, which included $5.5 million related to estimated restructuring costs recorded on the Condensed Consolidated Statements of Operations within "Net gain (loss) from asset sales, inclusive of restructuring costs". In conjunction with the Uinta Basin Divestiture, QEP recorded $402.8 million of proved and unproved properties impairment during the nine months ended September 30, 2018. Refer to Note 1 – Basis of Presentation, Note 3 – Acquisitions and Divestitures and Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information.

In addition to the Uinta Basin Divestiture, during the nine months ended September 30, 2018, QEP recorded net cash proceeds of $64.5 million resulting in a net pre-tax gain on sale of $37.9 million related to the divestiture of properties outside our main operating areas.

In September 2017, QEP closed on the Pinedale Divestiture for net cash proceeds (after purchase price adjustments) of $718.2 million. During the nine months ended September 30, 2018, QEP recorded a pre-tax gain on sale of $1.2 million, due to post-closing purchase price adjustments, which was recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations. During the year ended December 31, 2017, QEP recorded a pre-tax gain on sale of $180.4 million, which was recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Consolidated Statements of Operations. In connection with the Pinedale Divestiture, QEP agreed to reimburse the buyer for certain deficiency charges it incurs related to gas processing and NGL transportation and fractionation contracts between the effective date of the sale and December 31, 2019, in an aggregate amount not to exceed $45.0 million. As of September 30, 2018, the remaining liability associated with estimated future payments for this commitment was $23.0 million.

In addition to the Pinedale Divestiture, during the nine months ended September 30, 2017, QEP received net cash proceeds of $69.7 million, resulting in a net pre-tax gain on sale of $26.4 million, primarily related to the divestiture of certain properties in the Other Northern area.

Financial and Operating Highlights

During the three months ended September 30, 2018, QEP:

•	Closed the Uinta Basin Divestiture, for net cash proceeds of $153.0 million;

•	Delivered record oil and condensate production of 6.6 MMbbls, a 38% increase over 2017 volumes;

•	Increased oil and condensate production in the Permian Basin by 108% to a record 3.5 MMbbls;

•	Increased gas production in Haynesville/Cotton Valley to 27.4 Bcf, a 38% increase over 2017 volumes, primarily due to successful refracturing and drilling programs;

•	Reported net realized oil price of $56.38 per bbl, an 18% increase over 2017;

•	Generated net income of $7.3 million or $0.03 per diluted share; and

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $326.2 million, a 69% increase over 2017.

During the nine months ended September 30, 2018, QEP:

•	Closed the Uinta Basin Divestiture, for net cash proceeds of $153.0 million;

•	Delivered oil and condensate production of 18.2 MMbbls, a 26% increase over 2017 volumes;

•	Increased oil and condensate production in the Permian Basin by 115% to a record 8.9 MMbbls;

•	Increased gas production in Haynesville/Cotton Valley to 81.6 Bcf, a 67% increase over 2017 volumes, primarily due to successful refracturing and drilling programs;

•	Reported net realized oil price of $54.30 per bbl, a 15% increase over 2017;

•	Repurchased and retired 6.2 million shares of the Company's common stock outstanding for $58.4 million;

•	Generated a net loss of $382.3 million, or $1.60 per diluted share; and

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $780.7 million, a 44% increase over 2017.

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

Changes in the market prices for oil, gas and NGL directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, our proved undeveloped (PUD) reserves conversion rate, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and gas properties. Historically, field-level prices received for QEP's oil and gas production have been volatile. During the past five years, the posted price for WTI crude oil has ranged from a low of $26.19 per barrel in February 2016 to a high of $107.95 per barrel in June 2014. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. If prices of oil, gas or NGL decline to early 2016 levels or further, our operations, financial condition and level of expenditures for the development of our oil and gas reserves may be materially and adversely affected.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the global economy, including Europe and China's economic outlook; the Organization of Petroleum Exporting Countries (OPEC) countries' oil production and policies regarding production quotas; political unrest and economic issues in South America, Asia, Europe, the Middle East, and Africa; slowing growth in certain emerging market economies; actions taken by the United States Congress and the president of the United States; the U.S. federal budget deficit; changes in regulatory oversight policy; commodity price volatility; tariffs on goods we use in our operations or on the products we sell; the impact of a potential increase in interest rates; volatility in various global currencies; and other factors. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP could have a significant impact on oil, gas and NGL supply, demand and prices and the Company's ability to continue its planned drilling programs and could materially impact the Company's financial position, results of operations and cash flow from operations. Disruption to the global oil supply system, political and/or economic instability, fluctuations in currency values, and/or other factors could trigger additional volatility in oil prices.

Due to continued global economic uncertainty and the corresponding volatility of commodity prices, QEP continues to focus on maintaining a sufficient liquidity position to ensure financial flexibility. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. At September 30, 2018, QEP forecasted its 2018 annual production to be approximately 51.5 MMboe and had approximately 64% of its forecasted oil production and 71% of its forecasted gas production covered with fixed-price swaps. See Part 1, Item 3 – "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk Management" for further details on QEP's commodity derivatives transactions.

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

We base our fair value estimates on projected financial information that we believe to be reasonably likely to occur. An assessment of the sensitivity of our capitalized costs to changes in the assumptions in our cash flow calculations is not practicable, given the numerous assumptions (e.g., future oil, gas and NGL prices; production and reserves; pace and timing of development plans; timing of capital expenditures; operating costs; drilling and development costs; and inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced oil, gas and NGL prices on future undiscounted cash flows would likely be offset by lower drilling and development costs and lower operating costs. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value.

During the nine months ended September 30, 2018, QEP recorded impairment charges of $404.4 million, of which $402.8 million of proved and unproved properties impairment related to the Uinta Basin Divestiture. Additionally, QEP recorded $1.6 million related to expiring leaseholds on unproved properties and impairment of proved properties for a divestiture in the Other Northern area.

During the nine months ended September 30, 2017, QEP recorded an impairment charge of $28.4 million, which was primarily related to unproved leasehold acreage in the Central Basin Platform.

Triggered by signing the Williston Basin purchase and sale agreement in November 2018, the Company expects to incur proved and unproved impairment charges, in aggregate, of approximately $1.2 billion, of which approximately $1.1 billion is expected to be incurred in the fourth quarter 2018, and the remaining expense to be incurred in subsequent quarters through the estimated closing date, resulting in a reduction of the approximate net book value to fair value at each reporting period. The estimated fair value at each reporting period will be determined using the fair value of the equity consideration and the cash purchase price adjusted for estimated purchase price adjustments from the effective date of July 2018 through the estimated closing date of the transaction, discounted at the Company's weighted average cost of capital, less cost to sell the assets. The impairment charges will be determined using the fair value less cost to sell, compared to the net book value of the assets to be sold. The actual amount of impairment incurred will depend on a variety of factors including, but not limited to, the stock price of the buyer's common stock, revenues, operating expenses and capital costs incurred subsequent to the effective date.

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

Drilling, Completion and Production Activities
The following table presents operated and non-operated wells in the process of being drilled or waiting on completion at September 30, 2018:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	—	—	—	—	—	—	—	—	—
Uinta Basin	—	—	—	—	—	—	—	—	—
Other Northern	—	—	—	—	—	—	—	—	—
Southern Region
Permian Basin(1)	4	21	21.0	27	26.7	—	—	—	—
Haynesville/Cotton Valley	—	—	—	—	—	1	0.0	9	0.5
Other Southern	—	—	—	—	—	—	—	—	—
____________________________

(1)	The gross operated drilling well count in the Permian Basin includes 13 wells for which surface casing has been set, but as of September 30, 2018, did not have a rig drilling.

Each gross well completed in more than one producing zone is counted as a single well. Delays and well shut-ins resulting from multi-well pad drilling have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells could impact planned conversion of PUD reserves to proved developed reserves. QEP had 27 gross operated wells waiting on completion as of September 30, 2018.

The following table presents the number of operated and non-operated wells completed and turned to sales (put on production) for the three and nine months ended September 30, 2018:

	Operated Put on Production				Non-operated Put on Production
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018		September 30, 2018		September 30, 2018
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	—	—	11	10.1	11	0.1	13	0.2
Uinta Basin	—	—	2	2.0	—	—	—	—
Other Northern	—	—	—	—	—	—	—	—
Southern Region
Permian Basin	21	21.0	89	88.1	—	—	—	—
Haynesville/Cotton Valley	1	1.0	4	4.0	1	0.0	10	0.5
Other Southern	—	—	—	—	—	—	—	—

The following table presents the number of operated wells in the process of being drilled or waiting on completion at September 30, 2018 and operated wells completed and turned to sales (put on production) for the nine months ended September 30, 2018:

	Permian Basin		Williston Basin		Haynesville/Cotton Valley		Uinta Basin
	As of September 30, 2018
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Well Progress
Drilling	21	21.0	—	—	—	—	—	—

At total depth - under drilling rig	—	—	—	—	—	—	—	—
Waiting to be completed	16	16.0	—	—	—	—	—	—
Undergoing completion	4	3.9	—	—	—	—	—	—
Completed, awaiting production	7	6.8	—	—	—	—	—	—
Waiting on completion	27	26.7	—	—	—	—	—	—

Put on production	89	88.1	11	10.1	4	4.0	2	2.0

RESULTS OF OPERATIONS

Net Income

QEP generated net income during the third quarter of 2018 of $7.3 million, or $0.03 per diluted share, compared to a net loss of $3.3 million, or $0.01 per diluted share, in the third quarter of 2017. QEP's net income was primarily driven by a $198.1 million increase in oil and condensate sales due to a 38% increase in oil and condensate production and an 18% increase in average net realized oil prices in the third quarter of 2018 compared to the third quarter of 2017. These increases were partially offset by a $158.3 million decrease in gain from asset sales, inclusive of restructuring costs due to the gain on sale from the Pinedale Divestiture in 2017.

QEP generated a net loss during the first three quarters of 2018 of $382.3 million or $1.60 per diluted share, compared to net income of $119.0 million or $0.49 per diluted share, in the first three quarters of 2017. QEP's net loss was primarily driven by a $403.6 million increase in realized and unrealized derivative losses, a $376.0 million increase in impairment expense, a $113.4 million increase in depreciation, depletion and amortization and a $55.9 million increase in general and administrative expense. These increases to the net loss were partially offset by a $469.6 million increase in oil and condensate sales due to a 26% increase in oil and condensate production and a 15% increase in average net realized oil prices and a $68.5 million decrease in adjusted transportation and processing costs (a non-GAAP measure defined and reconciled in Operating Expenses below) in the first three quarters of 2018 compared to the first three quarters of 2017 due to the Pinedale Divestiture and Uinta Basin Divestiture.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$7.3	$(3.3)	$(382.3)	$119.0
Interest expense	38.7	34.4	111.9	103.1
Interest and other (income) expense	0.3	(0.1)	4.1	(2.5)
Income tax provision (benefit)	2.5	(3.2)	(117.6)	69.7
Depreciation, depletion and amortization	234.9	176.9	673.6	560.2
Unrealized (gains) losses on derivative contracts	69.6	116.0	113.2	(161.6)
Exploration expenses	—	21.3	0.1	21.7
Net (gain) loss from asset sales, inclusive of restructuring costs	(27.1)	(185.4)	(26.7)	(205.2)
Impairment	—	28.3	404.4	28.4
Other(1)	—	8.2	—	8.2
Adjusted EBITDA	$326.2	$193.1	$780.7	$541.0
____________________________

(1)
Reflects legal expenses and loss contingencies incurred during the three and nine months ended September 30, 2017. The Company believes that these amounts do not reflect expected future operating performance or provide meaningful comparisons to past operating performance and therefore has excluded these amounts from the calculation of Adjusted EBITDA.

In the third quarter of 2018, Adjusted EBITDA increased to $326.2 million compared to $193.1 million in the third quarter of 2017, primarily due to a 38% increase in oil and condensate production, mainly in the Permian Basin, an 18% increase in average net realized oil prices and a 38% increase in gas production in Haynesville/Cotton Valley, partially offset by a $50.1 million increase in realized derivative losses, a $29.0 million decrease in gas sales primarily due to the Pinedale Divestiture and a 1% reduction in average net realized gas price.

In the first three quarters of 2018, Adjusted EBITDA increased to $780.7 million compared to $541.0 million in the first three quarters of 2017, primarily due to a 26% increase in oil and condensate production, mainly in the Permian Basin, a 15% increase in average net realized oil prices, a 67% increase in gas production in Haynesville/Cotton Valley and a $128.8 million decrease in realized derivative losses, partially offset by a $97.9 million decrease in gas sales primarily due to the Pinedale Divestiture.

Revenue

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017(1)	Change	2018	2017(1)	Change
	(in millions)
Oil and condensate sales	$416.1	$218.0	$198.1	$1,125.3	$655.7	$469.6
Gas sales	101.7	130.7	(29.0)	301.5	399.4	(97.9)
NGL sales	42.0	32.2	9.8	88.2	84.0	4.2
Oil and condensate, gas and NGL sales, as adjusted(2)	559.8	380.9	$178.9	1,515.0	1,139.1	375.9
Transportation and processing costs included in revenue(3)	(15.8)	—	(15.8)	(40.9)	—	(40.9)
Oil and condensate, gas and NGL sales, as presented	$544.0	$380.9	$163.1	$1,474.1	$1,139.1	$335.0
 ____________________________

(1)
Prior period amounts have not been adjusted under the modified retrospective method for the new revenue recognition rule. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

(2)
Above is a reconciliation of Oil and condensate, gas and NGL sales (a GAAP measure) as presented on the Condensed Consolidated Statements of Operations to Oil and condensate, gas and NGL sales, as adjusted (a non-GAAP measure). Oil and condensate, gas and NGL sales, as adjusted excludes transportation and processing costs that are included as part of "Oil and condensate, gas and NGL sales" on the Condensed Consolidated Statements of Operations. Management removes these costs from "Oil and condensate, gas and NGL sales" included on the Condensed Consolidated Statements of Operations to reflect total revenue associated with its production prior to deducting any expenses. Management believes that this non-GAAP measure is useful supplemental information for investors as it is reflective of the total revenue generated from its wells for the period and is a more comparable measure to reported revenue of its peers. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

(3)
Transportation and processing costs in the table above is not representative of total transportation and processing costs incurred. Refer to the Operating Expenses section below for a reconciliation of total transportation and processing costs.

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP's adjusted production-related revenue categories for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Oil and condensate	Gas	NGL	Total
	(in millions)
Oil and condensate, gas and NGL sales, as adjusted
Three months ended September 30, 2017	$218.0	$130.7	$32.2	$380.9
Changes associated with volumes(1)	82.0	(24.0)	(2.1)	55.9
Changes associated with prices(2)	116.1	(5.0)	11.9	123.0
Three months ended September 30, 2018	$416.1	$101.7	$42.0	$559.8

Oil and condensate, gas and NGL sales, as adjusted
Nine months ended September 30, 2017	$655.7	$399.4	$84.0	$1,139.1
Changes associated with volumes(1)	173.4	(69.5)	(15.0)	88.9
Changes associated with prices(2)	296.2	(28.4)	19.2	287.0
Nine months ended September 30, 2018	$1,125.3	$301.5	$88.2	$1,515.0
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, by the average field-level price for the three and nine months ended September 30, 2017.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, by the respective volumes for the three and nine months ended September 30, 2018. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production and Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	4,381.1	4,252.3	128.8	12,570.5	13,660.2	(1,089.7)
Pinedale	—	3,010.8	(3,010.8)	0.1	9,842.4	(9,842.3)
Uinta Basin	606.0	905.3	(299.3)	2,232.2	2,770.6	(538.4)
Other Northern	63.1	278.1	(215.0)	211.3	945.6	(734.3)
Southern Region
Permian Basin	4,792.5	2,351.3	2,441.2	11,591.6	5,672.9	5,918.7
Haynesville/Cotton Valley	4,552.8	3,321.2	1,231.6	13,604.6	8,160.2	5,444.4
Other Southern	4.5	5.1	(0.6)	20.4	23.1	(2.7)
Total production	14,400.0	14,124.1	275.9	40,230.7	41,075.0	(844.3)

Total equivalent prices (per Boe)
Average field-level equivalent price	$38.87	$26.97	$11.90	$37.66	$27.73	$9.93
Commodity derivative impact	(2.66)	0.83	(3.49)	(3.16)	0.05	(3.21)
Net realized equivalent price	$36.21	$27.80	$8.41	$34.50	$27.78	$6.72

Oil and Condensate Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Oil and condensate production volumes (Mbbl)
Northern Region
Williston Basin	2,968.6	2,803.3	165.3	8,747.6	9,216.5	(468.9)
Pinedale	—	124.0	(124.0)	—	404.7	(404.7)
Uinta Basin	124.7	169.7	(45.0)	445.0	498.3	(53.3)
Other Northern	19.8	30.0	(10.2)	76.8	94.2	(17.4)
Southern Region
Permian Basin	3,525.7	1,692.8	1,832.9	8,892.0	4,144.1	4,747.9
Haynesville/Cotton Valley	1.9	6.8	(4.9)	12.2	19.7	(7.5)
Other Southern	(0.2)	0.5	(0.7)	8.5	2.6	5.9
Total production	6,640.5	4,827.1	1,813.4	18,182.1	14,380.1	3,802.0
Average field-level oil prices (per bbl)
Northern Region	$68.06	$44.63	$23.43	$64.80	$45.07	$19.73
Southern Region	$57.88	$46.13	$11.75	$58.87	$46.88	$11.99

Average field-level price	$62.65	$45.16	$17.49	$61.89	$45.60	$16.29
Commodity derivative impact	(6.27)	2.51	(8.78)	(7.59)	1.50	(9.09)
Net realized price	$56.38	$47.67	$8.71	$54.30	$47.10	$7.20

Oil and condensate revenues increased $198.1 million, or 91%, in the third quarter of 2018 compared to the third quarter of 2017, due to higher average field-level prices and higher oil and condensate production volumes. Average field-level oil prices increased 39% in the third quarter of 2018 compared to the third quarter of 2017 primarily driven by an increase in average NYMEX-WTI oil prices for the comparable periods, partially offset by a $4.02, or 133% increase, in the basis differential relative to the average NYMEX-WTI oil price in the third quarter of 2018 compared to the third quarter of 2017. The 38% increase in production volumes was driven by increases in the Permian and Williston basins due to increased drilling activity as well as refracturing activity in the Williston Basin, partially offset by a loss of volumes as a result of the Pinedale Divestiture in September 2017 and the Uinta Basin Divestiture in early September 2018.

Oil and condensate revenues increased $469.6 million, or 72%, in the first three quarters of 2018 compared to the first three quarters of 2017, due to higher average field-level prices and higher oil and condensate production volumes. Average field-level oil prices increased 36% in the first three quarters of 2018 compared to the first three quarters of 2017 primarily driven by an increase in average NYMEX-WTI oil prices for the comparable periods, partially offset by a $1.36, or 37% increase, in the basis differential relative to the average NYMEX-WTI oil price in the third quarter of 2018 compared to the third quarter of 2017. The 26% increase in production volumes was driven by an increase in the Permian Basin due to increased drilling and completion activity, partially offset by a decrease in production in the Williston Basin and a loss of volumes from Pinedale as a result of the Pinedale Divestiture.

Gas Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	4.4	3.7	0.7	11.6	11.8	(0.2)
Pinedale	—	15.8	(15.8)	—	51.9	(51.9)
Uinta Basin	2.7	4.1	(1.4)	10.1	12.9	(2.8)
Other Northern	0.3	1.4	(1.1)	0.8	5.0	(4.2)
Southern Region
Permian Basin	3.3	1.8	1.5	7.3	4.3	3.0
Haynesville/Cotton Valley	27.4	19.9	7.5	81.6	48.8	32.8
Other Southern	—	—	—	0.1	0.1	—
Total production	38.1	46.7	(8.6)	111.5	134.8	(23.3)
Average field-level gas prices (per Mcf)
Northern Region	$2.59	$2.74	$(0.15)	$2.52	$2.95	$(0.43)
Southern Region	$2.69	$2.86	$(0.17)	$2.75	$2.97	$(0.22)

Average field-level price	$2.67	$2.80	$(0.13)	$2.71	$2.96	$(0.25)
Commodity derivative impact	0.09	(0.01)	0.10	0.10	(0.15)	0.25
Net realized price	$2.76	$2.79	$(0.03)	$2.81	$2.81	$—

Gas revenues decreased $29.0 million, or 22%, in the third quarter of 2018 compared to the third quarter of 2017, due to lower gas production volumes and lower average field-level prices. Production volumes decreased 18% primarily due to the Pinedale Divestiture, the Uinta Basin Divestiture in early September 2018 and additional divestitures outside our main operating areas. These production decreases were partially offset by increases in Haynesville/Cotton Valley and the Permian and Williston basins due to increased drilling and completion activity in early 2018 as well as the refracturing programs in Haynesville/Cotton Valley and Williston Basin. The production increase in the Permian Basin was partially offset by lower gas capture rates in the third quarter of 2018 compared to the third quarter of 2017 due to midstream infrastructure construction and well connection activities in the area. Average field-level gas prices decreased 5% in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by a decrease in average NYMEX-HH gas prices for the comparable periods.

Gas revenues decreased $97.9 million, or 25%, in the first three quarters of 2018 compared to the first three quarters of 2017, due to lower gas production volumes and lower average field-level prices. Production volumes decreased 17% in the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to the Pinedale Divestiture, the Uinta Basin Divestiture in early September 2018 and additional divestitures outside our main operating areas. These production decreases were partially offset by increases in production in Haynesville/Cotton Valley and the Permian Basin. The increase in gas production in Haynesville/Cotton Valley was due to the refracturing and drilling programs. The increase in production in the Permian Basin was due to increased drilling and completion activity, partially offset by lower gas capture rates in the Permian Basin in the first three quarters of 2018 compared to the first three quarters of 2017, due to midstream infrastructure construction and well connection activities in the area. Average field-level gas prices decreased 8% in the first three quarters of 2018 compared to the first three quarters of 2017, primarily driven by a decrease in average NYMEX-HH gas prices for the comparable periods.

NGL Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	667.6	834.7	(167.1)	1,885.7	2,480.6	(594.9)
Pinedale	—	255.5	(255.5)	—	779.5	(779.5)
Uinta Basin	25.7	42.3	(16.6)	96.9	117.3	(20.4)
Other Northern	3.7	3.8	(0.1)	9.4	12.0	(2.6)
Southern Region
Permian Basin	717.9	376.0	341.9	1,479.2	823.6	655.6
Haynesville/Cotton Valley	0.1	4.9	(4.8)	0.4	13.6	(13.2)
Other Southern	0.3	(1.1)	1.4	0.9	(0.2)	1.1
Total production	1,415.3	1,516.1	(100.8)	3,472.5	4,226.4	(753.9)
Average field-level NGL prices (per bbl)
Northern Region	$29.55	$21.89	$7.66	$25.32	$20.52	$4.80
Southern Region	$29.74	$19.43	$10.31	$25.49	$17.35	$8.14

Average field-level price	$29.65	$21.28	$8.37	$25.39	$19.89	$5.50
Commodity derivative impact	—	—	—	—	—	—
Net realized price	$29.65	$21.28	$8.37	$25.39	$19.89	$5.50

NGL production volumes and revenues represent the sale of liquids derived from the processing of QEP's natural gas production. NGL revenues increased $9.8 million, or 30%, during the third quarter of 2018 compared to the third quarter of 2017, due to higher average field-level prices, partially offset by lower NGL production volumes. The 39% increase in NGL prices during the third quarter of 2018 compared to the third quarter of 2017 was primarily driven by an increase in propane, ethane and other NGL component prices. The increase in price was partially offset by a 7% decrease in NGL production volumes. The decrease was primarily driven by a loss of volumes from Pinedale due to the Pinedale Divestiture and a production decrease in the Williston Basin due to declining gas volumes and lower ethane recovery in the third quarter of 2018 compared to the third quarter of 2017. These production decreases were partially offset by an increase in production in the Permian Basin due to increased drilling and completion activity.

NGL revenues increased $4.2 million, or 5%, during the first three quarters of 2018 compared to the first three quarters of 2017, due to higher average field-level prices, partially offset by lower NGL production volumes. The 28% increase in NGL prices during the first three quarters of 2018 compared to the first three quarters of 2017 was primarily driven by an increase in propane, ethane and other NGL component prices. The increase in price was partially offset by an 18% decrease in NGL production volumes primarily driven by a loss of volumes from Pinedale due to the Pinedale Divestiture and production decreases in the Williston Basin due to declining gas volumes and lower ethane recovery during the first three quarters of 2018 compared to the first three quarters of 2017. These decreases were partially offset by an increase in production in the Permian Basin due to increased drilling and completion activity.

Resale Margin and Storage Activity

QEP purchases and resells oil and gas primarily to mitigate losses on unutilized capacity related to firm transportation commitments and storage activities. The following table is a summary of QEP's financial results from its resale activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in millions)
Purchased oil and gas sales	$13.0	$5.6	$7.4	$36.2	$44.5	$(8.3)
Purchased oil and gas expense	(13.3)	(6.9)	(6.4)	(38.6)	(45.4)	6.8
Realized gains (losses) on gas storage derivative contracts	—	—	—	0.3	(0.2)	0.5
Resale margin	$(0.3)	$(1.3)	$1.0	$(2.1)	$(1.1)	$(1.0)

Purchased oil and gas sales and expense increased during the third quarter of 2018 compared to third quarter of 2017, due to an increase in resale volumes to meet Northern Region gas transportation commitments retained in the various divestitures, partially offset by lower resale volumes needed to meet gas transportation commitments in the Southern Region due to increased production.

Purchased oil and gas sales and expense decreased during the first three quarters of 2018 compared to first three quarters of 2017, due to lower resale volumes following the sale of an underground gas storage facility in May 2018.

Operating Expenses

The following table presents QEP production costs and production costs on a per unit of production basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in millions)
Lease operating expense	$64.6	$76.2	$(11.6)	$203.6	$215.4	$(11.8)
Adjusted transportation and processing costs(1)	43.8	60.2	(16.4)	134.1	202.6	(68.5)
Production and property taxes	37.4	28.5	8.9	103.9	86.1	17.8
Total production costs	$145.8	$164.9	$(19.1)	$441.6	$504.1	$(62.5)
	(per Boe)
Lease operating expense	$4.49	$5.39	$(0.90)	$5.06	$5.24	$(0.18)
Adjusted transportation and processing costs(1)	3.04	4.26	(1.22)	3.34	4.93	(1.59)
Production and property taxes	2.60	2.02	0.58	2.58	2.10	0.48
Total production costs	$10.13	$11.67	$(1.54)	$10.98	$12.27	$(1.29)
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017(1)	Change	2018	2017(1)	Change
	(in millions)
Adjusted transportation and processing costs	$43.8	$60.2	$(16.4)	$134.1	$202.6	$(68.5)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	(15.8)	—	(15.8)	(40.9)	—	(40.9)
Transportation and processing costs, as presented	$28.0	$60.2	$(32.2)	$93.2	$202.6	$(109.4)
	(per Boe)
Adjusted transportation and processing costs	$3.04	$4.26	$(1.22)	$3.34	$4.93	$(1.59)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	(1.10)	—	(1.10)	(1.02)	—	(1.02)
Transportation and processing costs, as presented	$1.94	$4.26	$(2.32)	$2.32	$4.93	$(2.61)
 ____________________________

(1)
Prior period amounts have not been adjusted under the modified retrospective method for the new revenue recognition rule. Refer to Note 2 – Revenue in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Lease operating expense (LOE). QEP's LOE decreased $11.6 million, or 15%, in the third quarter of 2018 compared to the third quarter of 2017 primarily due to the Pinedale Divestiture. Excluding Pinedale, LOE decreased $3.3 million, primarily driven by decreases in the Williston Basin and Haynesville/Cotton Valley due to lower workover expense and the Uinta Basin Divestiture, partially offset by increases in the Permian Basin due to the 2017 Permian Basin Acquisition, and increased power and fuel, maintenance and repairs and labor expenses.

During the third quarter of 2018, LOE decreased $0.90 per Boe, or 17%, compared with the third quarter of 2017 and decreased 28% per Boe excluding the Pinedale Divestiture, primarily due to lower cost production from the 2018 horizontal well completions in the Permian Basin, Williston Basin and Haynesville/Cotton Valley, and decreased workover expense in the Williston Basin and Haynesville/Cotton Valley.

QEP's LOE decreased $11.8 million in the first three quarters of 2018 compared to the first three quarters of 2017, due to the Pinedale Divestiture. Excluding Pinedale, LOE increased $16.8 million, primarily driven by increases in the Permian Basin due to the 2017 Permian Basin Acquisition, and increased maintenance and repairs, power and fuel and labor expenses. These increases were partially offset by decreases in workover expense in the Williston and Permian basins.

During the first three quarters of 2018, LOE decreased $0.18 per Boe, or 3%, compared with the first three quarters of 2017 and decreased 17% excluding the Pinedale Divestiture primarily due to lower cost production from the 2018 horizontal well completions in the Permian Basin and Haynesville/Cotton Valley, partially offset by an increase in our Williston Basin rate due to declining production volumes.

Adjusted transportation and processing costs. Adjusted transportation and processing costs decreased $16.4 million, or 27%, during the third quarter of 2018 compared to the third quarter of 2017. The decrease in expense was primarily attributable to the Pinedale Divestiture and the Uinta Basin Divestiture. These decreases were partially offset by the recovery of fees in the third quarter of 2017 for historical unutilized gathering and transportation capacity in Haynesville/Cotton Valley that was charged to QEP by the operator of wells in which QEP had a working interest and increased production in the third quarter of 2018.

During the third quarter of 2018, adjusted transportation and processing costs decreased $1.22 per Boe, or 29%, compared to the third quarter of 2017, due to the Pinedale Divestiture, which had higher adjusted transportation and processing costs per Boe. Excluding the Pinedale Divestiture, adjusted transportation and processing costs per Boe were down 17% due to a decrease in the Permian Basin, partially offset by an increase in Haynesville/Cotton Valley during the third quarter of 2018 compared to the third quarter of 2017. The cost per Boe decrease in the Permian Basin was driven by increased production and associated throughput under lower cost transportation and processing contracts. The cost per Boe increased in Haynesville/Cotton Valley due to the recovery of fees in the third quarter of 2017 for historical unutilized gathering and transportation capacity that was charged to QEP by the operator of wells in which QEP had a working interest, partially offset by increased production in the third quarter of 2018.

Adjusted transportation and processing costs decreased $68.5 million, or 34%, during the first three quarters of 2018 compared to the first three quarters of 2017. The decrease in expense was primarily attributable to the Pinedale Divestiture and the Uinta Basin Divestiture. These decreases were partially offset by the recovery of fees in 2017 for historical unutilized gathering and transportation capacity in Haynesville/Cotton Valley that was charged to QEP by the operator of wells in which QEP had a working interest and increased production in the first three quarters of 2018.

During the first three quarters of 2018, adjusted transportation and processing costs decreased $1.59 per Boe, or 32%, compared to the first three quarters of 2017, due to the Pinedale Divestiture, which had higher adjusted transportation and processing costs per Boe. Excluding the Pinedale Divestiture, adjusted transportation and processing costs per Boe were down 21% due to a decrease in Haynesville/Cotton Valley and the Permian Basin during the first three quarters of 2018 compared to the first three quarters of 2017. The cost per Boe decreased in Haynesville/Cotton Valley due to increased production in 2018, partially offset by the recovery of fees in 2017 for historical unutilized gathering and transportation capacity that was charged to QEP by the operator of wells in which QEP had a working interest in 2017. The cost per Boe decrease in the Permian Basin was driven by increased production and associated throughput under lower cost transportation and processing contracts in 2018.

General and administrative (G&A) expense. During the third quarter of 2018, G&A expense increased $4.9 million, or 11%, compared to the third quarter of 2017. During the third quarter of 2018, QEP incurred $12.8 million in restructuring costs associated with the implementation of our Strategic Initiatives (refer to Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). In addition to these restructuring related costs, QEP recognized a $4.5 million increase related to reduced overhead recoveries, primarily associated with our Pinedale Divestiture and a $2.0 million increase in outside services expenses. These increases were partially offset by an $8.2 million decrease in legal expenses and loss contingencies and a $2.9 million decrease in share-based compensation and changes in the mark-to-market value of the nonqualified, unfunded deferred compensation plan (the Wrap Plan).

During the first three quarters of 2018, G&A expense increased $55.9 million, or 52%, compared to the first three quarters of 2017. During the first three quarters of 2018, QEP incurred $30.2 million in restructuring costs associated with the implementation of our Strategic Initiatives (refer to Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). In addition to these restructuring related costs, QEP recognized a $17.8 million increase in share-based compensation and changes in the mark-to-market value of the Wrap Plan, a $12.7 million increase related to reduced overhead recoveries, primarily associated with our Pinedale Divestiture, a $4.0 million increase in outside services, a $2.5 million increase in bad debt expense and increases in labor, benefits and employee expenses of $1.3 million. These increases were partially offset by a $5.0 million decrease in legal expenses and loss contingencies.

Production and property taxes. In most states in which QEP operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production and property taxes increased $8.9 million, or 31%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to increased oil pricing and increased oil and condensate production in the Permian and Williston basins, and increased gas production in Haynesville/Cotton Valley, partially offset by the Pinedale Divestiture.

During the third quarter of 2018, production and property taxes increased $0.58 per Boe, or 29%, compared to the third quarter of 2017, but increased 27% excluding the Pinedale Divestiture. The 27% increase was due to an increase in average field-level equivalent prices in the Permian and Williston basins offset by a lower rate per Boe in Haynesville/Cotton Valley due to lower non-operated ad valorem charges and franchise taxes per Boe and severance tax exemptions on production from horizontal well development.

Production and property taxes increased $17.8 million, or 21%, in the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to increased oil pricing and increased oil and condensate production in the Permian Basin, and increased gas production in Haynesville/Cotton Valley, partially offset by the Pinedale Divestiture.

During the first three quarters of 2018, production and property taxes increased $0.48 per Boe, or 23%, compared to the first three quarters of 2017, but increased 21% excluding the Pinedale Divestiture. The 21% increase was due to an increase in average field-level equivalent prices in the Permian and Williston basins, partially offset by a lower rate per Boe in Haynesville/Cotton Valley due to lower non-operated ad valorem charges and franchise taxes per Boe and severance tax exemptions on production from horizontal well development.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $58.0 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to increased production and a higher DD&A rate in the Permian Basin and Haynesville/Cotton Valley, partially offset by lower DD&A due to the Pinedale Divestiture and the early September 2018 Uinta Basin Divestiture.

DD&A expense increased $113.4 million in the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to increased production and a higher DD&A rate in the Permian Basin and Haynesville/Cotton Valley, partially offset by lower DD&A due to the Pinedale Divestiture and the early September 2018 Uinta Basin Divestiture.

Exploration expense. Exploration expense decreased $21.3 million during the third quarter of 2018 compared to the third quarter of 2017, primarily due to charging $21.2 million of exploratory well costs in 2017 related to the Central Basin Platform exploration project to exploration expense. During the third quarter of 2017, based on well performance and the analysis of the ultimate economic feasibility of this exploration project, QEP determined it would no longer pursue the development of the Central Basin Platform exploration project.

Exploration expense decreased $21.6 million during the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to charging $21.2 million of exploratory well costs in 2017 related to the Central Basin Platform exploration project to exploration expense. During the third quarter of 2017, based on well performance and the analysis of the ultimate economic feasibility of this exploration project, QEP determined it would no longer pursue the development of the Central Basin Platform exploration project.

Impairment expense. During the third quarter of 2017, QEP recorded an impairment charge of $28.3 million, which were primarily related to the impairment of unproved leasehold acreage in the Central Basin Platform.

During the first three quarters of 2018, QEP recorded impairment charges of $404.4 million, of which $402.8 million of proved and unproved properties impairment related to the Uinta Basin Divestiture and $1.6 million was related to expiring leaseholds on unproved properties and impairment of proved properties related to a divestiture in the Other Northern area.

Net gain (loss) from asset sales, inclusive of restructuring costs. During the third quarter of 2018, QEP recognized a gain on the sale of assets of $27.1 million, primarily related to a net pre-tax gain on sale of $39.1 million related to the divestiture of properties outside our main operating areas and an additional pre-tax gain on sale of $0.4 million related to the Pinedale Divestiture, partially offset by a pre-tax loss on sale of $12.4 million related to the Uinta Basin Divestiture (refer to the Impairment expense discussion above for impairment charges related to the Uinta Basin Divestiture), which included $3.6 million of restructuring costs (refer to Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information). During the third quarter of 2017, QEP recognized a gain on the sale of assets of $185.4 million primarily related to the Pinedale Divestiture, in which we recorded a pre-tax gain on sale of $178.8 million, and the sale of Other Northern properties.

During the first three quarters of 2018, QEP recognized a gain on the sale of assets of $26.7 million, primarily related to a net pre-tax gain on sale of $37.9 million related to the divestiture of properties outside our main operating areas and an additional pre-tax gain on sale of $1.2 million related to the Pinedale Divestiture, partially offset by a pre-tax loss on sale of $12.4 million related to the Uinta Basin Divestiture (refer to the Impairment expense discussion above for impairment charges related to the Uinta Basin Divestiture), which included $5.5 million of restructuring costs (refer to Note 8 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information). During the first three quarters of 2017, QEP recognized a gain on the sale of assets of $205.2 million primarily related to the Pinedale Divestiture, in which we recorded a pre-tax gain on sale of $178.8 million, and the sale of Other Northern properties.

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP's commodity derivative contracts, which are marked-to-market each quarter. During the third quarter of 2018, losses on commodity derivative contracts were $108.0 million, of which $63.7 million were unrealized losses, $38.4 million were realized losses on derivative contracts related to production contracts and $5.9 million were unrealized losses related to the Uinta Basin Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information). During the third quarter of 2017, losses on commodity derivative contracts were $104.3 million, of which $86.1 million were unrealized losses on derivative contracts related to production and storage contracts, $29.9 million were unrealized losses related to the Pinedale Divestiture (Refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information) and $11.7 million were realized gains.

During the first three quarters of 2018, losses on commodity derivative contracts were $240.3 million, of which $127.1 million were realized losses on derivative contracts related to production and storage contracts, $107.3 million were unrealized losses and $5.9 million were unrealized losses related to the Uinta Basin Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information). During the first three quarters of 2017, gains on commodity derivative contracts were $163.3 million, of which $191.5 million were unrealized gains on derivative contracts related to production and storage contracts, $29.9 million were unrealized losses related to the Pinedale Divestiture (Refer to Note 7 – Derivative Contracts, in Item I of Part I of this Quarterly Report on Form 10-Q for more information) and $1.7 million were realized gains.

Interest expense. Interest expense increased $4.3 million, or 13%, during the third quarter of 2018 compared to the third quarter of 2017. The increase during the third quarter of 2018 was primarily related to increased interest on the borrowings under the credit facility, partially offset by lower interest rates on senior notes.

Interest expense increased $8.8 million, or 9%, during the first three quarters of 2018 compared to the first three quarters of 2017. The increase during the first three quarters of 2018 was primarily related to increased interest on the borrowings under the credit facility, partially offset by lower interest rates on senior notes.

Income tax (provision) benefit. Income tax expense increased $5.7 million during the third quarter of 2018 compared to the third quarter of 2017. The increase in expense was the result of net income during the third quarter of 2018 compared to a net loss during the third quarter of 2017. QEP's income tax expense was impacted by a lower combined effective federal and state income tax rate of 25.5% during the third quarter of 2018 compared to a rate of 49.2% during the third quarter of 2017. The decrease in income tax rate was primarily the result of the Tax Cuts and Job Act (H.R. 1) signed into law in December 2017.

Income tax benefit increased $187.3 million during the first three quarters of 2018 compared to the first three quarters of 2017. The increase in benefit was the result of a net loss during the first three quarters of 2018 compared to net income during the first three quarters of 2017. QEP's income tax benefit was impacted by a lower combined effective federal and state income tax rate of 23.5% during the first three quarters of 2018 compared to a rate of 36.9% during the first three quarters of 2017. The decrease in income tax rate was primarily the result of the Tax Cuts and Job Act (H.R. 1) signed into law in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations, capital expenditures and Strategic Initiatives. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. QEP also periodically accesses debt and equity markets and sells properties to enhance its liquidity. The Company expects that cash flows from its operating activities and borrowings under its revolving credit facility will be sufficient to fund its operations and capital expenditures during the next 12 months and the foreseeable future.

During the quarter ended September 30, 2018, QEP closed on the Uinta Basin Divestiture as well as the divestiture of other assets outside its main operating areas and used the net cash proceeds to pay down long-term debt outstanding under QEP's revolving credit facility. To the extent that the Company sells additional assets, the Company plans to use the proceeds to fund on-going operations, reduce debt, repurchase shares and for general corporate purposes.

The Company estimates, that as of September 30, 2018, it could incur additional indebtedness of approximately $1.4 billion and be in compliance with the covenants contained in its revolving credit facility. To the extent actual operating results, realized commodity prices or uses of cash differ from the Company's assumptions, QEP's liquidity could be adversely affected.

Credit Facility
QEP's revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 4.00 times consolidated EBITDA (as defined in the credit agreement) commencing with the fiscal quarter ending March 31, 2018, through the fiscal quarter ending December 31, 2018, and 3.75 times thereafter, and (iii) during a ratings trigger period (as defined), a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.25 times at any time prior to January 1, 2019, must exceed net funded debt by 1.40 times commencing on January 1, 2019 through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. The Company is currently not subject to the present value coverage ratio. As of September 30, 2018 and 2017, QEP was in compliance with the covenants under the credit agreement.

During the nine months ended September 30, 2018, QEP's weighted-average interest rate on borrowings from its credit facility was 4.30%. As of September 30, 2018, QEP had $375.5 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility. As of December 31, 2017, QEP had $89.0 million of borrowings outstanding and $1.0 million in letters of credit outstanding under the credit facility. As of October 31, 2018, QEP had $370.0 million of borrowings outstanding, had $0.3 million in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company's senior notes outstanding as of September 30, 2018, totaled $2,099.3 million principal amount and are comprised of five issuances as follows:

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

Net cash provided by (used in) operating activities is presented below:

	Nine Months Ended September 30,
	2018	2017	Change
	(in millions)
Net income (loss)	$(382.3)	$119.0	$(501.3)
Non-cash adjustments to net income (loss)	1,076.1	318.7	757.4
Changes in operating assets and liabilities	(18.9)	45.1	(64.0)
Net cash provided by (used in) operating activities	$674.9	$482.8	$192.1

Net cash provided by operating activities was $674.9 million during the first three quarters of 2018, which included $382.3 million of net loss, $1,076.1 million of non-cash adjustments to the net loss and $18.9 million in changes in operating assets and liabilities. Non-cash adjustments to the net loss of $1,076.1 million primarily included DD&A expense of $673.6 million, $404.4 million of impairment expense, $113.2 million of unrealized losses on derivative contracts, and $28.3 million of share-based compensation expense, partially offset by $119.6 million of deferred income taxes. The decrease in changes in operating assets and liabilities of $18.9 million primarily resulted from an increase in accounts receivable of $49.8 million, partially offset by a decrease in other assets of $18.8 million and an increase in accounts payable and accrued expenses of $11.8 million.

Net cash provided by operating activities was $482.8 million during the first three quarters of 2017, which included $119.0 million of net income, $318.7 million of non-cash adjustments to net income and a $45.1 million increase in changes in operating assets and liabilities. Non-cash adjustments to net income of $318.7 million primarily included DD&A expense of $560.2 million and $68.5 million of deferred income taxes, partially offset by a net gain on asset sales of $205.2 million and unrealized gains on derivative contracts of $161.6 million. The increase in changes in operating assets and liabilities primarily resulted from a decrease in accounts receivable of $18.5 million, an increase in accounts payable and accrued expenses of $17.8 million and an increase in production and property taxes of $7.3 million, partially offset by a decrease in the ARO liability of $3.0 million.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first three quarters of 2018 and 2017, are presented in the table below:

	Nine Months Ended September 30,
	2018	2017	Change
	(in millions)
Property acquisitions(1)	$48.3	$94.5	$(46.2)
Property, plant and equipment capital expenditures	988.2	847.6	140.6
Total accrued capital expenditures	1,036.5	942.1	94.4
Change in accruals and other non-cash adjustments	43.9	(68.0)	111.9
Total cash capital expenditures	$1,080.4	$874.1	$206.3
____________________________

(1)	Excludes acquisition deposits held in escrow of $36.6 million for the nine months ended September 30, 2017.

In the first three quarters of 2018, on an accrual basis, the Company invested $988.2 million on property, plant and equipment capital expenditures (which excludes property acquisitions), an increase of $140.6 million compared to the first three quarters of 2017. In the first three quarters of 2018, QEP's significant capital expenditures included $689.7 million in the Permian Basin (including midstream infrastructure of $21.0 million, primarily related to oil and gas gathering), $165.1 million in the Williston Basin, $124.7 million in Haynesville/Cotton Valley (including midstream infrastructure of $7.5 million, primarily related to gas gathering) and $5.1 million in the Uinta Basin. In addition, in the first three quarters of 2018, QEP acquired various oil and gas properties, primarily proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million, of which $37.6 million was related to the 2017 Permian Basin Acquisition.

In the first three quarters of 2017, on an accrual basis, the Company invested $847.6 million on property, plant and equipment capital expenditures (which excludes property acquisitions), including $489.1 million in the Permian Basin, $195.4 million in the Williston Basin, $121.2 million in Haynesville/Cotton Valley and $24.8 million in Pinedale. In addition, during the first three quarters of 2017, QEP acquired various oil and gas properties, primarily proved and unproved leaseholds and additional surface acreage primarily in the Permian Basin, for an aggregate purchase price of $94.5 million. These cash outflows were partially offset by proceeds from the Pinedale Divestiture, which closed in the third quarter of 2017, and the sale of other assets of approximately $787.9 million in the aggregate.

The mid-point of our 2018 forecasted capital expenditures (excluding property acquisitions) is $1,165.0 million. QEP intends to fund capital expenditures (excluding property acquisitions) with cash flow from operating activities and borrowings under the credit facility. The aggregate levels of capital expenditures for 2018 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, oil, gas and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management's business assessments as to where QEP's capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP's estimates.

Cash Flow from Financing Activities

In the first three quarters of 2018, net cash provided by financing activities was $191.8 million compared to net cash used in financing activities of $20.2 million in the first three quarters of 2017. During the first three quarters of 2018, QEP had borrowings from the credit facility of $2,616.0 million and repayments on its credit facility of $2,329.5 million. In addition, QEP used $58.4 million of cash to repurchase common stock under the Company's share repurchase program and had treasury stock repurchases of $7.8 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. QEP had a decrease in checks outstanding in excess of cash balances of $28.7 million. During the first three quarters of 2017, QEP had a decrease in checks outstanding in excess of cash balances of $12.3 million, had treasury stock repurchases of $6.8 million and paid long-term debt issuance costs of $1.1 million.

As of September 30, 2018, long-term debt consisted of $2,451.1 million, of which $2,099.3 million is senior notes, $375.5 million outstanding on the credit facility and a $23.7 million reduction related to the net original issue discount and unamortized debt issuance costs.

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of September 30, 2018, QEP held commodity price derivative contracts, excluding basis swaps, totaling 18.0 million barrels of oil and 69.0 million MMBtu of gas.

The following tables present QEP's volumes and average prices for its derivative positions as of October 31, 2018. Refer to Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of September 30, 2018.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2018	NYMEX WTI	2.7	$52.45
2019	NYMEX WTI	11.0	$54.49
2020	NYMEX WTI	2.9	$62.37
Gas sales		(MMBtu)	($/MMBtu)
2018	NYMEX HH	8.1	$3.01
2019	NYMEX HH	43.8	$2.86

Production Commodity Derivative Basis Swaps
Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2018	NYMEX WTI	Argus WTI Midland	1.5	$(0.99)
2018	NYMEX WTI	Argus WTI Houston	0.1	$6.30
2019	NYMEX WTI	Argus WTI Midland	6.6	$(2.22)
2019	NYMEX WTI	Argus WTI Houston	0.4	$4.35
2020	NYMEX WTI	Argus WTI Midland	1.5	$(1.01)
Gas sales			(MMBtu)	($/MMBtu)
2018	NYMEX HH	IFNPCR	1.2	$(0.16)

Changes in the fair value of derivative contracts from December 31, 2017 to September 30, 2018, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2017	$(131.9)
Contracts settled	127.1
Change in oil and gas prices on futures markets	139.1
Contracts added	(373.5)
Net fair value of oil and gas derivative contracts outstanding at September 30, 2018	$(239.2)

The following table shows the sensitivity of the fair value of oil and gas derivative contracts to changes in the market price of oil, gas and basis differentials:

September 30, 2018
(in millions)
Net fair value – asset (liability)	$(239.2)
Fair value if market prices of oil, gas and basis differentials decline by 10%	$(215.3)
Fair value if market prices of oil, gas and basis differentials increase by 10%	$(263.2)

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $24.0 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $23.9 million as of September 30, 2018. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company's commodity derivative transactions, refer to Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company's ability to borrow and the rates offered by lenders can be adversely affected by illiquid credit markets and the Company's credit rating, as described in the risk factors in Item 1A of Part I of its 2017 Form 10-K. The Company's revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. At September 30, 2018, the Company had $375.5 million of borrowings outstanding under its revolving credit facility. If interest rates were to increase or decrease 10% during the nine months ended September 30, 2018, at our average level of borrowing for those same periods, the Company's interest expense would increase or decrease by $1.5 million for the nine months ended September 30, 2018, or approximately 1% of total interest expense.

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

Forward-Looking Statements

The quarterly report contains information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	our Strategic Initiatives to transition to a pure-play Permian Basin company, including our ability to divest of assets and the use of proceeds from asset divestitures;

•	reducing operating and per well drilling costs and managing liquidity;

•	plans to grow oil and condensate production in the Permian Basin;

•	drilling and completion plans and strategies;

•	acquiring acreage in the Permian Basin to add development opportunities and facilitate the drilling of long lateral wells;

•	estimated future payments to reimburse the buyer in the Pinedale Divestiture for certain deficiency charges related to the gas processing and NGL transportation and fractionation contracts;

•	the conditions impacting the timing and amount of share repurchases under our share repurchase program;

•	the usefulness of non-GAAP financial measures;

•	solid base for growth in production and reserves provided by our inventory of drilling locations;

•	our balance sheet and liquidity position allowing us to grow oil production in the Permian Basin and achieve our Strategic Initiatives;

•	amount and allocation of forecasted capital expenditures and factors impacting same;

•	plans for funding operations and capital investments;

•	potential for asset impairments, including estimated impairment amounts, and factors impacting the timing and amount of impairment;

•	when assets are deemed held for sale;

•	classification of the Williston Basin assets as held for sale beginning in the fourth quarter of 2018;

•	purchase price and estimated amount and materiality of purchase price adjustments for the Williston Basin Divestiture;

•	expected closing date of Williston Basin Divestiture;

•	fair value estimates and related assumptions and assessment of the sensitivity of changes in assumptions;

•	critical accounting estimates;

•	impact of global geopolitical and macroeconomic events on oil and gas prices and our financial position, results of operations and cash flows;

•	forecasted production;

•	plans regarding derivative contracts, including the types of commodity derivative instruments utilized, volumes utilized, and the anticipated benefits;

•
delays in completion of wells, well shut-ins and volatility to operating results caused by multi-well pad drilling, including the effect of such delays on quarterly operating results and planned conversion of PUD reserves;

•
maintaining a sufficient liquidity position to ensure financial flexibility, withstand commodity price volatility, and fund our development projects, operations, capital expenditures and Strategic Initiatives;

•	estimates of the amount of additional indebtedness we may incur under our revolving credit facility;

•	implementation and impact of new accounting pronouncements;

•	assumptions regarding share-based compensation;

•	settlement of performance share units and restricted share units in cash;

•	recognition of compensation expense related to share-based compensation grants;

•	expected contributions to our employee benefit plans;

•	effect of the Strategic Initiatives on employee benefit plans;

•	costs associated with employee retention program and contractual termination benefits, including severance and accelerated vesting of share-based compensations; and

•	loss of services of key personnel.

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

•	the risk factors discussed in Item 1A of Part I of the 2017 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q;

•	changes in oil, gas and NGL prices;

•	global geopolitical and macroeconomic factors;

•	general economic conditions, including the performance of financial markets and interest rates and our vulnerability to such economic conditions given our higher levels of debt;

•	the risks and liabilities associated with acquired assets;

•	asset impairments;

•	fair value estimates;

•	timing of and proceeds from asset divestitures;

•	liquidity constraints, including those resulting from the cost and availability of debt and equity financing;

•	drilling and completion strategies, methods and results;

•	assumptions around well density/spacing and recoverable reserves per well prove to be inaccurate;

•	changes in estimated reserve quantities;

•	changes in management's assessments as to where QEP's capital can be most profitably deployed;

•	shortages and costs of oilfield equipment, services and personnel;

•	changes in development plans;

•	lack of available pipeline, processing and refining capacity;

•	processing volumes and pipeline throughput;

•	risks associated with hydraulic fracturing;

•	the outcome of contingencies such as legal proceedings;

•	delays in obtaining permits and governmental approvals;

•	operating risks such as unexpected drilling conditions and risks inherent in the production of oil and gas;

•	weather conditions;

•
changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning: the environment, climate change, greenhouse gas or other emissions, gas recapture plans, natural resources, fish and wildlife, hydraulic fracturing, water use and drilling and completion techniques, as well as the risk of legal proceedings arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Securities Exchange Act of 1934, as amended), as of September 30, 2018. Based on such evaluation, such officers have concluded that, as of September 30, 2018, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

QEP's debt and other financial commitments may limit its financial and operating flexibility. QEP's total debt was approximately $2.5 billion and $2.2 billion at September 30, 2018 and December 31, 2017, respectively. QEP also has various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. QEP's financial commitments could have important consequences to its business, including, but not limited to, limiting QEP's ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to repurchase shares of its common stock, or to otherwise realize the value of its assets and opportunities fully because of the need to dedicate a substantial portion of its cash flows from operations and proceeds from the divestiture of its assets to payments on its debt or to comply with any restrictive terms of its debt. QEP may be at a competitive disadvantage as compared to similar companies that have less debt. Higher levels of debt may make QEP more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing QEP's revolving credit facility and the indentures covering QEP's senior notes contain a number of covenants that impose constraints on the Company, including requirements to comply with certain financial covenants and restrictions on QEP's ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in transactions with affiliates. If commodity prices decline and QEP reduces its level of capital spending and production declines or QEP incurs additional impairment expense or the value of the Company's proved reserves declines, the Company may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in its credit agreement in the future. Refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and Note 8 - Debt, in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the financial covenants and our revolving credit agreement.

QEP may be unable to successfully execute certain aspects of its announced Strategic Initiatives. In February 2018, QEP announced Strategic Initiatives to transition to a pure-play Permian Basin company. This transition contemplates QEP divesting its assets in the Williston Basin, Uinta Basin and Haynesville Shale. In September 2018, QEP closed on the sale of its Uinta Basin assets. Any divestiture of a business or assets involves potential risks.

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

Clean Air Act regulations at 40 C.F.R Part 60, Subpart OOOO (Subpart OOOO) became effective in 2012, with further amendments effective in 2013 and 2014. Subpart OOOO imposes air quality controls and requirements upon QEP's operations. Additionally, in June 2016, the EPA finalized closely related rules in new Subpart OOOOa to achieve additional methane and volatile organic compound reductions from certain activities in the oil and gas industry. The new rules include, among others, new requirements for finding and repairing leaks at new well sites and "reduced emission completion" requirements for hydraulically fractured oil and gas wells. The future status of Subpart OOOOa remains uncertain given ongoing litigation and administrative regulatory actions. In September 2018, EPA announced proposed revisions to Subpart OOOOa which may reduce compliance burden on some facilities, but the regulatory uncertainty surrounding the implementation of such revisions and the potential for legal challenges to them pose some complications for QEP's operations and compliance efforts. Additionally, many states are adopting air permitting and other air quality control regulations specific to oil and gas exploration, production, gathering and processing that are more stringent than existing requirements under federal regulations and the proposed revisions to such regulations.

QEP may be unable to divest of assets on financially attractive terms, resulting in reduced cash proceeds. QEP has announced the sale of certain upstream and midstream assets. QEP's success in divesting assets depends, in part, upon QEP's ability to identify suitable buyers or joint venture partners; assess potential transaction terms; negotiate agreements; and, if applicable, obtain required approvals. Various factors could materially affect QEP's ability to dispose of assets on terms acceptable to QEP. Such factors include, but are not limited to: current and forecasted commodity prices; current laws, regulations and permitting processes impacting oil and gas operations in the areas where the assets are located; covenants under QEP's credit agreement; tax impacts; willingness of the purchaser to assume certain liabilities such as asset retirement obligations and firm transportation contracts; QEP's willingness to indemnify buyers for certain matters; and other factors.

In addition, QEP's credit agreement contains limitations on the amount of asset sales that it is permitted to divest each year. If QEP seeks to sell more assets than is permitted under the credit agreement and is unable to receive waivers of such restrictions, then it may be unable to divest of these assets.

Regulatory requirements to reduce gas flaring and to further restrict emissions could have an adverse effect on our operations.  Wells in the Williston Basin of North Dakota and the Permian Basin of Texas, where QEP has significant operations, produce natural gas as well as crude oil. Constraints in third party gas gathering and processing systems in certain areas have resulted in some of that natural gas being flared instead of gathered, processed and sold. In June 2014, the North Dakota Industrial Commission (NDI Commission), North Dakota's chief energy regulator, adopted a policy to reduce the volume of natural gas flared from oil wells in the Williston Basin. The NDI Commission requires operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties may be imposed on certain wells that cannot meet the capture goals. It is possible that other states in which QEP operates will require gas capture plans in the future to reduce flaring.

Additionally, in November 2016, the Bureau of Land Management (BLM) finalized a new rule related to further controls on the venting, flaring and emissions of natural gas on BLM and tribal leases (the 2016 Waste Prevention Rule). The rule took effect in January 2017. Some provisions of the rule required compliance in January 2017, including the royalty provisions, while other provisions, including those related to further controls on the venting and flaring of natural gas, did not require compliance until January 2018. The provisions of the 2016 Waste Prevention Rule with a January 2018 compliance deadline have, however, been either administratively suspended or judicially stayed for most of 2018. In September 2018, the BLM released a rule that revises and replaces the 2016 Waste Prevention Rule effective November 27, 2018 (Revised Waste Prevention Rule). The Revised Waste Prevention Rule rescinds the requirements of the 2016 Waste Prevention Rule pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The Revised Waste Prevention Rule also revises provisions of the 2016 Waste Prevention Rule related to venting and flaring of natural gas and adds provisions deeming gas vented or flared in accordance with applicable state or tribal requirements to be royalty free. Environmental nongovernmental organizations (ENGOs) and certain states have challenged the Revised Waste Prevention Rule in the U.S. District Court for the Northern District of California. State and federal gas capture requirements, and any similar future obligations in North Dakota or our other locations, increase our operational costs and may restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in areas where we operate.  Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various species and wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect threatened and endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have a material adverse effect on our ability to develop and produce our reserves. For example, the Department of the Interior's Fish and Wildlife Service (FWS) listed the Louisiana Pine Snake as threatened under the Endangered Species Act (ESA) in April 2018. The FWS identified Bienville Parish as one of the parishes where the snake can be found. QEP operates within Bienville Parish. Additionally, in 2018, the FWS plans to issue a proposed rule listing the Lesser Prairie-Chicken as a threatened or endangered species. The Lesser Prairie-Chicken is a grouse species native to Texas, including parts of the Permian Basin where QEP operates.

Climate change and climate change legislation and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce. Climate change, the costs that may be associated with its effects and the regulation of greenhouse gas (GHG) emissions have the potential to affect our business in many ways, including increasing the costs to provide our products, reducing the demand for and consumption of our products (due to changes in both costs and weather patterns) and negatively impacting the economic health of the regions in which we operate, all of which can create financial risks. In addition, if restrictions on GHG emissions significantly increase our costs to produce oil and gas, or significantly decrease demand for our products, the value of our oil and gas reserves may decrease. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. In addition, legislative and regulatory responses related to GHG emissions and climate change may result in increased operating costs, delays in obtaining air emissions and other necessary permits for new or modified facilities and reduced demand for the oil, gas and NGL that QEP produces. Federal and state courts and administrative agencies are considering the scope and scale of climate change regulation under various laws pertaining to the environment, energy use and energy resource development. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, or restricting or banning the use of gasoline or diesel powered vehicles, which may reduce demand for oil and natural gas. Further, state and local governments may pursue litigation against producers for damages allegedly resulting from climate change. QEP's ability to access and develop new oil and gas reserves may also be restricted by climate change regulations, including GHG reporting and regulation.

Congress has previously considered but not adopted proposed legislation aimed at reducing GHG emissions. The EPA has adopted final regulations under the Clean Air Act for the measurement and reporting of GHG emitted from certain large facilities and, as discussed above, has adopted additional regulations at 40 C.F.R Part 60, Subparts OOOO and OOOOa, to include additional requirements to reduce methane and volatile organic compound emissions from oil and natural gas facilities. The status of Subpart OOOOa is uncertain given the ongoing litigation, administrative reconsideration, proposed revisions to those rules announced in September 2018, and the prospects for legal challenges to such revisions. Additionally, in June 2014, the United States Supreme Court upheld a portion of EPA's GHG stationary source permitting program in Utility Air Regulatory Group v. EPA, but also invalidated a portion of it. The Court's holding does not prevent states from considering and adopting state-only major source permitting requirements based solely on GHG emission levels. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations to which QEP's operations are subject.

In December 2015, over 190 countries, including the U.S., reached an agreement in Paris (COP 21) to reduce global emissions of GHG (the Paris Agreement). The Paris Agreement provides for the cutting of carbon emissions every five years, beginning in 2023, and sets a goal of keeping global warming to a maximum limit of two degrees Celsius and a target limit of 1.5 degrees Celsius greater than pre-industrial levels. In June 2017, President Trump announced that the U.S. would initiate the formal process to withdraw from the Paris Agreement. Withdrawal will take a few years to implement due to the Paris Agreement's legal structure and language. The current state of development of ongoing international climate initiatives and any related domestic actions make it difficult to assess the timing or effect on our operations or to predict with certainty the future costs that we may incur in order to comply with future international treaties or domestic regulations. Following the initiation of the U.S. withdrawal from the Paris Agreement, state and local regulation efforts are expected to increase. In several of the states in which QEP operates the regulatory authorities are considering various GHG registration and reduction programs, including methane leak detection monitoring and repair requirements specific to oil and gas facilities. In addition, the failure of the federal government to address climate change concerns, including, for example, a protracted delay by President Trump's administration in determining its own carbon-cost estimate (i.e., the estimate of how much carbon pollution costs society via climate damages) after rejecting the $40 per ton of carbon dioxide equivalent estimate of the Obama administration, could afford ENGOs additional opportunities to pursue further legal challenges to oil and gas drilling and pipeline projects.

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

Period	Total shares purchased(1)	Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Remaining dollar amount that may be purchased under the plans or programs
				(in millions)
July 1, 2018 - July 31, 2018	5,755	$11.88	—	$1,191.6
August 1, 2018 - August 31, 2018	—	$—	—	$1,191.6
September 1, 2018 - September 30, 2018	175,524	$10.52	—	$1,191.6
Total	181,279		—
 ____________________________

(1)
During the three months ended September 30, 2018, QEP purchased 181,279 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants.

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

QEP RESOURCES, INC.
(Registrant)

November 7, 2018	/s/ Charles B. Stanley
Charles B. Stanley,
Chairman, President and Chief Executive Officer

November 7, 2018	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President and Chief Financial Officer