Form 10-Q
period 2019-03-31
QEP RESOURCES, INC.
filed 2019-04-24
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

At March 31, 2019, there were 238,045,328 shares of the registrant's common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$275.6	$409.8
Other revenues	3.7	5.0
Purchased oil and gas sales	1.3	14.1
Total Revenues	280.6	428.9
OPERATING EXPENSES
Purchased oil and gas expense	1.4	15.5
Lease operating expense	51.5	72.5
Transportation and processing costs	10.9	34.0
Gathering and other expense	3.8	2.8
General and administrative	63.3	60.1
Production and property taxes	24.0	28.9
Depreciation, depletion and amortization	123.3	196.5
Impairment	5.0	0.7
Total Operating Expenses	283.2	411.0
Net gain (loss) from asset sales, inclusive of restructuring costs	(13.2)	3.5
OPERATING INCOME (LOSS)	(15.8)	21.4
Realized and unrealized gains (losses) on derivative contracts (Note 7)	(181.7)	(53.2)
Interest and other income (expense)	2.8	(0.7)
Interest expense	(34.0)	(35.0)
INCOME (LOSS) BEFORE INCOME TAXES	(228.7)	(67.5)
Income tax (provision) benefit	112.0	13.9
NET INCOME (LOSS)	$(116.7)	$(53.6)

Earnings (loss) per common share
Basic	$(0.49)	$(0.22)
Diluted	$(0.49)	$(0.22)

Weighted-average common shares outstanding
Used in basic calculation	237.1	240.9
Used in diluted calculation	237.1	240.9

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income (loss)	$(116.7)	$(53.6)
Other comprehensive income (loss), net of tax:
Fair value of plan assets adjustment(1)	—	0.3
Pension and other postretirement plans adjustments:
Amortization of prior service costs	0.1	0.1
Amortization of actuarial losses(2)	0.1	0.2
Net curtailment(3)	(0.4)	—
Other comprehensive income	(0.2)	0.6
Comprehensive income (loss)	$(116.9)	$(53.0)
____________________________

(1)	Adjustment recorded during the three months ended March 31, 2018, related to a change in the fair value of plan assets as of December 31, 2017.

(2)	Presented net of income tax benefit of $0.1 million during the three months ended March 31, 2018.

(3)	Presented net of income tax expense of $0.1 million during the three months ended March 31, 2019.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$89.9	$—
Accounts receivable, net	80.2	104.3
Income tax receivable	68.8	75.9
Fair value of derivative contracts	—	87.5
Prepaid expenses	7.3	12.7
Other current assets	0.2	0.2
Total Current Assets	246.4	280.6
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	9,250.1	9,096.9
Unproved properties	706.5	705.5
Gathering and other	171.3	167.7
Materials and supplies	29.8	29.9
Total Property, Plant and Equipment	10,157.7	10,000.0
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	4,994.3	4,882.4
Gathering and other	61.0	58.1
Total Accumulated Depreciation, Depletion and Amortization	5,055.3	4,940.5
Net Property, Plant and Equipment	5,102.4	5,059.5
Fair value of derivative contracts	6.7	35.4
Operating lease right-of-use assets, net	61.4	—
Other noncurrent assets	53.3	49.6
Noncurrent assets held for sale	—	692.7
TOTAL ASSETS	$5,470.2	$6,117.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$10.3	$14.6
Accounts payable and accrued expenses	216.0	258.1
Production and property taxes	22.0	24.1
Current portion of long term debt	51.7	—
Interest payable	33.0	32.4
Fair value of derivative contracts	60.3	—
Current operating lease liabilities	20.1	—
Asset retirement obligations	5.9	5.1
Total Current Liabilities	419.3	334.3
Long-term debt	2,026.7	2,507.1
Deferred income taxes	151.2	269.2
Asset retirement obligations	96.2	96.9
Fair value of derivative contracts	1.5	0.7
Operating lease liabilities	49.4	—
Other long-term liabilities	89.8	97.4
Other long-term liabilities held for sale	—	61.3
Commitments and contingencies (Note 11)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 242.0 million and 239.8 million shares issued, respectively	2.4	2.4
Treasury stock – 3.9 million and 3.1 million shares, respectively	(51.8)	(45.6)
Additional paid-in capital	1,440.2	1,431.9
Retained earnings	1,259.8	1,376.5
Accumulated other comprehensive income (loss)	(14.5)	(14.3)
Total Common Shareholders' Equity	2,636.1	2,750.9
TOTAL LIABILITIES AND EQUITY	$5,470.2	$6,117.8

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2018	239.8	$2.4	(3.1)	$(45.6)	$1,431.9	$1,376.5	$(14.3)	$2,750.9
Net income (loss)	—	—	—	—	—	(116.7)	—	(116.7)
Share-based compensation	2.2	—	(0.8)	(6.2)	8.3	—	—	2.1
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2019	242.0	$2.4	(3.9)	$(51.8)	$1,440.2	$1,259.8	$(14.5)	$2,636.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2017	243.0	$2.4	(2.0)	$(34.2)	$1,398.2	$2,442.6	$(11.1)	$3,797.9
Net income (loss)	—	—	—	—	—	(53.6)	—	(53.6)
Common stock repurchased and retired	(5.6)	(0.1)	—	—	—	(52.7)	—	(52.8)
Share-based compensation	2.9	0.1	(0.6)	(5.3)	9.8	—	—	4.6
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.6	0.6
Balance at March 31, 2018	240.3	$2.4	(2.6)	$(39.5)	$1,408.0	$2,336.3	$(10.5)	$3,696.7

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$(116.7)	$(53.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	123.3	196.5
Deferred income taxes (benefit)	(117.9)	(14.1)
Impairment	5.0	0.7
Non-cash share-based compensation	8.0	9.2
Amortization of debt issuance costs and discounts	1.3	1.3
Net (gain) loss from asset sales, inclusive of restructuring costs	13.2	(3.5)
Unrealized (gains) losses on marketable securities	(1.9)	0.1
Unrealized (gains) losses on derivative contracts	175.8	10.0
Changes in operating assets and liabilities	(11.8)	13.8
Net Cash Provided by (Used in) Operating Activities	78.3	160.4
INVESTING ACTIVITIES
Property acquisitions	(0.6)	(36.2)
Property, plant and equipment, including exploratory well expense	(164.6)	(370.7)
Proceeds from disposition of assets	617.4	33.3
Net Cash Provided by (Used in) Investing Activities	452.2	(373.6)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(4.3)	(24.2)
Proceeds from credit facility	44.5	1,068.5
Repayments of credit facility	(474.5)	(772.5)
Common stock repurchased and retired	—	(52.8)
Treasury stock repurchases	(5.8)	(4.7)
Net Cash Provided by (Used in) Financing Activities	(440.1)	214.3
Change in cash, cash equivalents and restricted cash(1)	90.4	1.1
Beginning cash, cash equivalents and restricted cash(1)	28.1	23.4
Ending cash, cash equivalents and restricted cash(1)	$118.5	$24.5

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$31.5	$26.0
Cash paid for amounts included in the measurement of lease liabilities	$6.6	$—
Non-cash Operating Activities:
Right-of-use assets obtained in exchange for operating lease obligations	$6.9	$—
Non-cash Investing Activities:
Change in capital expenditure accruals and other non-cash adjustments	$2.6	$48.1
____________________________

(1)	Refer to Cash, Cash Equivalents and Restricted Cash in Note 1 – Basis of Presentation.

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

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim Condensed Consolidated Financial Statements and the year-end balance sheet do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the Condensed Consolidated Financial Statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain prior period balances on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company's net income (loss), earnings (loss) per share or retained earnings previously reported.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$89.9	$—
Restricted cash(1)	28.6	24.5
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$118.5	$24.5
_______________________
(1) As of March 31, 2019 and 2018, the restricted cash balance related to cash deposited into an escrow account for a title dispute between outside parties in the Williston Basin, and the restricted cash balance is recorded within "Other noncurrent assets" on the Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and lease liabilities classified as operating leases on the balance sheet and disclose key quantitative and qualitative information about leasing arrangements. The FASB subsequently issued various ASUs which provided additional implementation guidance. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach and elected to not adjust periods prior to January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the carry forward of the historical lease classification, including accounting treatment for land easements. This standard does not apply to QEP's leases that provide the right to explore for minerals, oil or natural gas resources. The adoption of this guidance resulted in the recognition of net operating lease right-of-use assets and operating lease liabilities on QEP's Condensed Consolidated Balance Sheets. These leases primarily relate to office buildings, compressors and generators. This guidance did not have a significant impact on the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows. Refer to Note 8 – Leases for more information.

Note 2 – Revenue

Revenue Recognition

QEP recognizes revenue from the sales of oil and condensate, gas and NGL in the period that the performance obligations are satisfied. QEP's performance obligations are satisfied when the customer obtains control of product, when QEP has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and condensate, gas and NGL are made under contracts with customers, which typically include consideration that is based on pricing tied to local indices and volumes delivered in the current month. Reported revenues include estimates for the two most recent months using published commodity price indices and volumes supplied by field operators. Performance obligations under our contracts with customers are typically satisfied at a point in time through monthly delivery of oil and condensate, gas and/or NGL. Our contracts with customers typically require payment for oil and condensate, gas and NGL sales within 30 days following the calendar month of delivery.

QEP's oil is typically sold at specific delivery points under contract terms that are common in the industry. QEP's gas and NGL are also sold under contract types that are common in the industry; however, under these contracts, the gas and its components, including NGL, may be sold to a single purchaser or the residue gas and NGL may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the Company for the value of the residue gas and NGL constituent components at market prices for each product. QEP also purchases and resells oil and gas primarily to mitigate credit risk related to third party purchasers, to fulfill volume commitments when production does not fulfill contractual commitments and to capture additional margin from subsequent sales of third party purchases. QEP recognizes revenue from these resale activities in the period that the performance obligations are satisfied.

The following table presents QEP's revenues that are disaggregated by revenue source and by geographic area. Transportation and processing costs in the following table are not all of the transportation and processing costs that the Company incurs, only the expenses that are netted against revenues pursuant to ASC Topic 606.

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Three Months Ended March 31, 2019
Northern Region
Williston Basin	$109.9	$12.5	$7.4	$(10.1)	$119.7
Other Northern	0.4	0.2	—	—	0.6
Southern Region
Permian Basin	139.2	4.6	9.5	(3.7)	149.6
Other Southern	—	5.7	—	—	5.7
Total oil and condensate, gas and NGL sales	$249.5	$23.0	$16.9	$(13.8)	$275.6

	Three Months Ended March 31, 2018
Northern Region
Williston Basin	$160.5	$9.8	$11.8	$(9.9)	$172.2
Uinta Basin	8.4	10.1	1.7	—	20.2
Other Northern	1.9	1.0	(0.2)	—	2.7
Southern Region
Permian Basin	129.8	4.6	6.5	(2.8)	138.1
Haynesville/Cotton Valley	0.4	76.4	—	—	76.8
Other Southern	(0.3)	0.1	—	—	(0.2)
Total oil and condensate, gas and NGL sales	$300.7	$102.0	$19.8	$(12.7)	$409.8

Note 3 – Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2019, QEP acquired various oil and gas properties, which primarily included proved leasehold acreage in the Permian Basin for an aggregate purchase price of $0.6 million, subject to post-closing purchase price adjustments.

During the three months ended March 31, 2018, QEP acquired various oil and gas properties, which primarily included proved leasehold acreage in the Permian Basin for an aggregate purchase price of $36.2 million. Of the $36.2 million, $35.7 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 acquisition of oil and gas properties in the Permian Basin (the 2017 Permian Basin Acquisition) on substantially the same terms and conditions as the 2017 Permian Basin Acquisition.

Divestitures

In February 2018, QEP's Board of Directors unanimously approved certain strategic and financial initiatives (2018 Strategic Initiatives) including plans to market its assets in the Williston Basin, the Uinta Basin and Haynesville/Cotton Valley and focus its activities in the Permian Basin. The Company subsequently closed the sale of its Uinta Basin assets in the third quarter of 2018 and the sale of the Haynesville/Cotton Valley assets in the first quarter of 2019. In November 2018, the Company's wholly owned subsidiary, QEP Energy Company, entered into a purchase and sale agreement for its assets in the Williston Basin, however, in February 2019, the Company agreed with the buyer to terminate the purchase and sale agreement.

Haynesville/Cotton Valley Divestiture

In November 2018, the Company's wholly owned subsidiaries, QEP Energy Company, QEP Marketing Company, and QEP Oil & Gas Company, entered into a definitive agreement to sell their assets in Haynesville/Cotton Valley for a purchase price of $735.0 million, subject to purchase price adjustments, including adjustments for certain title and environmental defects asserted prior to the closing (Haynesville Divestiture). In January 2019, QEP closed the Haynesville Divestiture for net cash proceeds of $615.3 million, subject to post-closing purchase price adjustments, and recorded a pre-tax loss on sale of $18.0 million. Of the $18.0 million pre-tax loss on sale, $15.0 million was recognized during the three months ended March 31, 2019, and $3.0 million was recognized during the fourth quarter of 2018 within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations. Included in the $15.0 million pre-tax loss on sale is $1.4 million of restructuring costs related to the Haynesville Divestiture during the three months ended March 31, 2019. Refer to Note 9 – Restructuring for more information. As of March 31, 2019, $22.1 million remained in escrow due to title defects asserted prior to closing, to be resolved pursuant to the purchase and sale agreement's title dispute resolution procedures, of which $5.8 million was included in "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. As of December 31, 2018, it was deemed unlikely that there will be any significant changes to the Haynesville Divestiture. Accordingly, the assets and liabilities associated with the Haynesville Divestiture were classified as noncurrent assets and liabilities held for sale, on the Condensed Consolidated Balance Sheets.

QEP accounted for revenues and expenses related to Haynesville/Cotton Valley, including the pre-tax loss on sale of $15.0 million, during the three months ended March 31, 2019, as income from continuing operations on the Condensed Consolidated Statements of Operations because the Haynesville Divestiture did not cause a strategic shift for the Company and as a result, did not qualify as discontinued operations under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. For the three months ended March 31, 2019, QEP recorded net loss before income taxes related to the divested Haynesville/Cotton Valley properties of $11.1 million, which includes the pre-tax loss on sale of $15.0 million. For the three months ended March 31, 2018, QEP recorded net income before income taxes related to the divested Haynesville/Cotton Valley properties of $12.3 million.

The following table presents the carrying amounts of the major classes of assets and liabilities related to the Haynesville Divestiture classified as noncurrent assets and liabilities held for sale on the Condensed Consolidated Balance Sheets:

December 31, 2018(1)
(in millions)
Assets
Current assets, total	$1.2
Property, Plant and Equipment	683.7
Other noncurrent assets	7.8
Noncurrent assets held for sale	$692.7
Liabilities
Current liabilities, total	$3.4
Asset retirement obligations, current	0.7
Asset retirement obligations, long-term	56.9
Other long-term liabilities	0.3
Other long-term liabilities held for sale	$61.3
____________________________

(1)	The Haynesville Divestiture closed in January 2019, therefore there are no assets and liabilities held for sale as of March 31, 2019.

Uinta Basin Divestiture

In September 2018, QEP sold its natural gas and oil producing properties, undeveloped acreage and related assets located in the Uinta Basin for net cash proceeds of $153.0 million, subject to post-closing purchase price adjustments (Uinta Basin Divestiture). During the three months ended March 31, 2019, QEP recorded a pre-tax gain on sale of $2.2 million, due to post-closing purchase price adjustments, which were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs". For the three months ended March 31, 2018, QEP recorded net loss before income taxes related to the divested Uinta Basin assets of $5.0 million.

Pinedale Divestiture

In September 2017, QEP sold its Pinedale assets (Pinedale Divestiture) for net cash proceeds (after purchase price adjustments) of $718.2 million. During the three months ended March 31, 2018, QEP recorded a pre-tax gain on sale of $1.0 million, due to post-closing purchase price adjustments, which were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs".

QEP agreed to reimburse the buyer of its Pinedale assets for certain deficiency charges it incurs related to gas processing and NGL transportation and fractionation contracts, if any, between the effective date of the sale and December 31, 2019, in an aggregate amount not to exceed $45.0 million. As of March 31, 2019, the remaining liability associated with estimated future payments for this commitment was $5.9 million and is reported on the Condensed Consolidated Balance Sheets within "Accounts payable and accrued expenses".

Other Divestitures

During the three months ended March 31, 2019, QEP received net cash proceeds of $2.1 million and recorded a net pre-tax loss on sale of $0.4 million related to the divestiture of properties outside its main operating areas.

During the three months ended March 31, 2018, QEP received net cash proceeds of $33.3 million and recorded a pre-tax gain on sale of $2.5 million, primarily related to the divestiture of properties outside its main operating areas in the Williston Basin and Other Northern areas.

These gains and losses were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings (loss) per common share. During the three months ended March 31, 2019 and 2018, there were no anti-dilutive shares.

The following is a reconciliation of the components of basic and diluted shares used in the EPS calculation:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Weighted-average basic common shares outstanding	237.1	240.9
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	—	—
Average diluted common shares outstanding	237.1	240.9

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

The Condensed Consolidated Balance Sheet line items of QEP's ARO liability are presented in the table below:

	Asset Retirement Obligations
	March 31,	December 31,
	2019	2018
Balance Sheet line item	(in millions)
Current:
Asset retirement obligations, current liability	$5.9	$5.1
Long-term:
Asset retirement obligations	96.2	96.9
Other long-term liabilities held for sale	—	57.6
Total ARO Liability	$102.1	$159.6

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
(in millions)
ARO liability at January 1, 2019	$159.6
Accretion	1.1
Additions	0.1
Revisions	(0.3)
Liabilities related to assets sold(1)	(58.1)
Liabilities settled	(0.3)
ARO liability at March 31, 2019	$102.1
_______________________

(1)
Liabilities related to assets sold during the three months ended March 31, 2019, includes $57.6 million related to the Haynesville Divestiture (refer to Note 3 – Acquisitions and Divestitures for more information).

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

The fair value of financial assets and liabilities at March 31, 2019 and December 31, 2018, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets	March 31, 2019
Fair value of derivative contracts – short-term	$—	$—	$—	$—	$—
Fair value of derivative contracts – long-term	—	6.7	—	—	6.7
Total financial assets	$—	$6.7	$—	$—	$6.7

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$60.3	$—	$—	$60.3
Fair value of derivative contracts – long-term	—	1.5	—	—	1.5
Total financial liabilities	$—	$61.8	$—	$—	$61.8

	December 31, 2018
Financial Assets
Fair value of derivative contracts – short-term(2)	$—	$88.2	$—	$(0.4)	$87.8
Fair value of derivative contracts – long-term	—	35.4	—	—	35.4
Total financial assets	$—	$123.6	$—	$(0.4)	$123.2

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$0.4	$—	$(0.4)	$—
Fair value of derivative contracts – long-term	—	0.7	—	—	0.7
Total financial liabilities	$—	$1.1	$—	$(0.4)	$0.7
_______________________

(1)
The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the Condensed Consolidated Balance Sheets for the contracts that contain netting provisions. Refer to Note 7 – Derivative Contracts for additional information regarding the Company's derivative contracts.

(2)	Includes fair value of derivative contracts classified as "Noncurrent assets held for sale" of $0.3 million as of
December 31, 2018 on the Condensed Consolidated Balance Sheets related to the Haynesville Divestiture.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	March 31, 2019		December 31, 2018
Financial Assets	(in millions)
Cash and cash equivalents	$89.9	$89.9	$—	$—
Financial Liabilities
Checks outstanding in excess of cash balances	$10.3	$10.3	$14.6	$14.6
Total debt outstanding	$2,078.4	$2,014.2	$2,507.1	$2,350.5

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

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company utilizes fair value on a periodic basis, at least annually, to review its proved oil and gas properties and operating lease right-of-use assets for potential impairment when events and changes in circumstances indicate that the carrying amount of such property may not be recoverable. The fair value of property is measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value. If a range is estimated for the amount of future cash flows, the fair value of property is measured utilizing a probability-weighted approach in which the likelihood of possible outcomes is taken into consideration. Given the unobservable nature of the inputs, fair value calculations associated with long-term operating lease right-of-use assets and proved oil and gas property impairments are considered Level 3 within the fair value hierarchy. During the three months ended March 31, 2019, there was no impairment related to proved and unproved oil and gas properties. During the three months ended March 31, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease. During the three months ended March 31, 2018, the Company recorded impairments on certain proved oil and gas properties of $0.5 million.

Acquisitions of proved and unproved properties are also measured at fair value on a nonrecurring basis. The Company utilizes a discounted cash flow model to estimate the fair value of acquired property as of the acquisition date, which utilizes the following inputs to estimate future net cash flows: (i) estimated quantities of oil and condensate, gas and NGL reserves; (ii) estimates of future commodity prices; and (iii) estimated production rates, future operating and development costs, which are based on the Company's historic experience with similar properties. In some instances, market comparable information of recent transactions is used to estimate fair value of unproved acreage. Due to the unobservable characteristics of the inputs, the fair value of the acquired properties is considered Level 3 within the fair value hierarchy. Refer to Note 3 – Acquisitions and Divestitures for more information on the fair value of acquired properties.

Note 7 – Derivative Contracts

QEP has established policies and procedures for managing commodity price volatility through the use of derivative instruments. In the normal course of business, QEP uses commodity price derivative instruments to reduce the impact of potential downward movements in commodity prices on cash flow, returns on capital investment, and other financial results. However, these instruments typically limit gains from favorable price movements. The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. QEP may enter into commodity derivative contracts for up to 100% of forecasted production, but generally, QEP enters into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. In addition, during the time that QEP owned gas storage facilities or had contracts for gas storage capacity, QEP entered into commodity derivative contracts on a portion of its storage transactions. QEP does not enter into commodity derivative contracts for speculative purposes.

QEP uses commodity derivative instruments known as fixed-price swaps or costless collars to realize a known price or price range for a specific volume of production delivered into a regional sales point. QEP's commodity derivative instruments do not require the physical delivery of oil or gas between the parties at settlement. All transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the contract volume, for the settlement period. Oil price derivative instruments are typically structured as NYMEX fixed-price swaps based at Cushing, Oklahoma. Gas price derivative instruments are typically structured as fixed-price swaps or collars at NYMEX Henry Hub or regional price indices. QEP also enters into oil basis swaps to achieve a fixed-price swap for a portion of its oil sales at prices that reference specific regional index prices.

QEP does not currently have any commodity derivative instruments that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. QEP's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. QEP routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master-netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation.

Derivative Contracts – Production
The following table presents QEP's volumes and average prices for its commodity derivative swap contracts as of March 31, 2019:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2019	NYMEX WTI	9.5	$54.93
2019	ICE Brent	1.1	$66.54
2020	NYMEX WTI	5.1	$60.01

QEP uses oil basis swaps, combined with NYMEX WTI fixed-price swaps, to achieve fixed price swaps for the location at which it sells its physical production. The following table presents details of QEP's oil basis swaps as of March 31, 2019:

Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2019	NYMEX WTI	Argus WTI Midland	5.0	$(2.22)
2019	NYMEX WTI	Argus WTI Houston	0.6	$3.75
2020	NYMEX WTI	Argus WTI Midland	2.6	$(0.46)

QEP Derivative Financial Statement Presentation
The following table identifies the Condensed Consolidated Balance Sheet location of QEP's outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation on the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current:		(in millions)
Commodity(1)	Fair value of derivative contracts	$—	$88.2	$60.3	$0.4
Long-term:
Commodity	Fair value of derivative contracts	6.7	35.4	1.5	0.7
Total derivative instruments		$6.7	$123.6	$61.8	$1.1
_______________________

(1)
Includes fair value of derivative contracts classified as "Noncurrent assets held for sale" of $0.3 million as of December 31, 2018 on the Condensed Consolidated Balance Sheet related to the Haynesville Divestiture.

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended
Derivative contracts	March 31,
	2019	2018
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Oil derivative contracts	$(3.0)	$(44.3)
Gas derivative contracts	(2.9)	0.9
Gas Storage
Gas derivative contracts	—	0.2
Realized gains (losses) on commodity derivative contracts	(5.9)	(43.2)
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	(177.3)	(6.9)
Gas derivative contracts	(0.3)	(2.8)
Gas Storage
Gas derivative contracts	—	(0.3)
Unrealized gains (losses) on commodity derivative contracts	(177.6)	(10.0)
Total realized and unrealized gains (losses) on commodity derivative contracts related to production and storage	$(183.5)	$(53.2)

Derivatives associated with Haynesville Divestiture
Unrealized gains (losses) on commodity derivative contracts
Production
Gas derivative contracts	1.8	—
Unrealized gains (losses) on commodity derivative contracts related to divestitures(1)	$1.8	$—

Total realized and unrealized gains (losses) on commodity derivative contracts	$(181.7)	$(53.2)
_______________________

(1)
During the three months ended March 31, 2019, the unrealized gains (losses) on commodity derivative contracts related to the Haynesville Divestiture were comprised of derivatives included as part of the Haynesville/Cotton Valley purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in January 2019. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Haynesville Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

Note 8 – Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, QEP adopted ASC Topic 842, Leases, using the modified retrospective approach, which was applied to historical leases that were still effective as of January 1, 2019. Results for reporting periods beginning January 1, 2019, are presented in accordance with ASC Topic 842, while prior period amounts are reported in accordance with historical accounting treatment under ASC Topic 840, Leases.

In accordance with the adoption of ASC Topic 842, QEP now records a net operating lease right-of-use asset and operating lease liability on the Condensed Consolidated Balance Sheets for all operating leases with a contract term in excess of 12 months. Prior to the adoption of ASC Topic 842, these same leases were treated as operating leases under ASC Topic 840 and therefore were not recorded on the December 31, 2018 Consolidated Balance Sheets. There was no impact to retained earnings and no significant impact on the Condensed Statement of Operations or the Condensed Consolidated Statement of Cash Flows as a result of adopting ASC Topic 842.

Lease Recognition

QEP has entered into contractual lease arrangements to rent office space, compressors, generators, drilling rigs and other equipment from third-party lessors. Right-of-use (ROU) assets represent QEP’s right to use an underlying asset for the lease term and lease liabilities represent QEP’s obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. With the exception of generators, QEP does not account for lease components separately from the non-lease components. The contractual consideration provided under QEP's leased generators is allocated between lease components, such as equipment, and non-lease components, such as maintenance service fees, based on estimated costs from the vendor. QEP uses the implicit interest rate when readily determinable. However, most of QEP's lease agreements do not provide an implicit interest rate. As such, QEP uses its incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for QEP's risk. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of QEP's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that QEP will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
QEP determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the Condensed Consolidated Balance Sheets as “Operating lease right-of-use assets, net” with offsetting liabilities recorded as “Current operating lease liabilities” and “Operating lease liabilities”. QEP recognizes a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant, or equipment (PP&E), the contract terms are dependent on the use of the PP&E, and QEP has the ability or right to operate the PP&E or to direct others to operate the PP&E and receive greater than 10% of the economic benefits of the assets. As of March 31, 2019, QEP does not have any financing leases.

Lease costs represent the straight line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows:

March 31, 2019(1)
Lease Cost included in the Condensed Consolidated Balance Sheets	(in millions)
Property, Plant and Equipment acquisitions(2)	$4.7

Three Months Ended
March 31, 2019(1)
Lease Cost included in the Condensed Consolidated Statement of Operations	(in millions)
Lease operating expense	$3.1
Gathering and other expense	1.5
General and administrative	1.6

Total lease cost	$10.9
 ____________________________

(1)
Prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective method for the new lease recognition rule. Refer to Note 1 – Basis of Presentation for additional information.

(2)	Represents short-term lease capital expenditures related to drilling rigs for the three months ended March 31, 2019.

Lease term and discount rate related to the Company's leases are as follows:

Three Months Ended
March 31, 2019(1)
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	8.1%
 ____________________________

(1)
Prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective method for the new lease recognition rule. Refer to Note 1 – Basis of Presentation for additional information.

Refer to Note 11 – Commitments and Contingencies for a reconciliation of our minimum future lease payments to the Condensed Consolidated Balance Sheets.

Note 9 – Restructuring

In February 2018, QEP's Board of Directors approved certain strategic and financial initiatives and in February 2019, QEP's Board of Directors commenced a comprehensive review of strategic alternatives to maximize shareholder value. In connection with these strategic and financial initiatives, QEP has incurred or expects to incur various restructuring costs associated with contractual termination benefits including severance, accelerated vesting of share-based compensation and other expenses. The termination benefits will be accounted for under ASC 712, Compensation – Nonretirement Postemployment Benefits and ASC 718, Compensation – Stock Compensation.

Restructuring costs recognized are summarized below:

	Total recognized	Recognized in "General and administrative"	Recognized in "Net gain (loss) from asset sales, inclusive of restructuring costs"	Recognized in "Interest and other income (expense)"
	Three Months Ended March 31, 2019
	(in millions)
Termination benefits	$6.8	$6.7	$0.1	—
Office lease termination costs	0.6	0.6	—	—
Accelerated share-based compensation(1)	8.4	6.9	1.5	—
Retention expense (including share-based compensation)	6.1	6.1	—	—
Pension and Medical Plan curtailment	(0.5)	—	(0.2)	(0.3)
Total restructuring costs	$21.4	$20.3	$1.4	$(0.3)

	Three Months Ended March 31, 2018
	(in millions)
Termination benefits	$3.4	$3.4	$—	$—
Office lease termination costs	—	—	—	—
Accelerated share-based compensation	2.8	2.8	—	—
Retention expense (including share-based compensation)	1.7	1.7	—	—
Pension and Medical Plan curtailment	—	—	—	—
Total restructuring costs	$7.9	$7.9	$—	$—
 ____________________________

(1)
Accelerated share-based compensation represents the additional expense or loss recognized in the Consolidated Statement of Operations for the three months ended March 31, 2019. Total accelerated share based compensation was $8.8 million and was determined based on the contractual vesting date, with $8.4 million recognized during the three months ended March 31, 2019 as shown above, and the remaining amount recognized in prior periods.

	Costs recognized period from inception to March 31, 2019(1)	Total remaining costs expected to be incurred
	(in millions)
Termination benefits	$39.0	$—	(2)
Office lease termination costs	1.6	—	(2)
Accelerated share-based compensation(2)	19.7	—	(2)
Retention expense (including share-based compensation)	24.9	15.1
Pension and Medical Plan curtailment	(0.4)	—	(2)
Total restructuring costs	$84.8	$15.1
 ____________________________

(1)	Represents costs incurred since February 2018 when QEP's Board of Directors approved certain strategic and financial initiatives.

(2)
Due to the nature of the strategic initiatives and uncertain factors such as the timing and terms of the potential strategic alternatives, the Company is not able to reasonably estimate the total cost to be incurred as a part of these restructurings.

The following table is a reconciliation of QEP's restructuring liability, which is included within "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

	Restructuring liability
	Termination benefits	Office lease termination costs	Accelerated share-based compensation	Retention expense	Pension curtailment	Total
	(in millions)
Balance at December 31, 2018	$19.5	$—	$—	$10.8	$—	$30.3
Costs incurred and charged to expense	6.8	0.6	8.4	6.1	(0.5)	21.4
Costs paid or otherwise settled	(16.3)	—	(8.4)	(15.5)	0.5	(39.7)
Balance at March 31, 2019	$10.0	$0.6	$—	$1.4	$—	$12.0

Note 10 – Debt

As of the indicated dates, the principal amount of QEP's debt consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Revolving Credit Facility due 2022	$—	$430.0
6.80% Senior Notes due 2020	51.7	51.7
6.875% Senior Notes due 2021	397.6	397.6
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
5.625% Senior Notes due 2026	500.0	500.0
Less: unamortized discount and unamortized debt issuance costs	(20.9)	(22.2)
Total principal amount of debt (including current portion)	2,078.4	2,507.1
Less: current portion of long-term debt	(51.7)	—
Total long-term debt outstanding	$2,026.7	$2,507.1

Of the total debt outstanding on March 31, 2019, the 6.80% Senior Notes due March 1, 2020, the 6.875% Senior Notes due March 1, 2021, the 5.375% Senior Notes due October 1, 2022 and the 5.25% Senior Notes due May 1, 2023, will mature within the next five years. In addition, the revolving credit facility matures on September 1, 2022.

Credit Facility
QEP's revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement governing QEP's revolving credit facility contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement) and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.40 times through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. At March 31, 2019 and December 31, 2018, QEP was in compliance with the covenants under the credit agreement.

During the three months ended March 31, 2019, QEP's weighted-average interest rate on borrowings from its credit facility was 4.73%. As of March 31, 2019, QEP had no borrowings outstanding and $1.3 million in letters of credit outstanding under the credit facility. As of December 31, 2018, QEP had $430.0 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility.

Senior Notes
At March 31, 2019, the Company had $2,099.3 million in principal amount of senior notes outstanding with maturities ranging from March 2020 to March 2026 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of QEP's other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP's senior notes contain customary events of default and covenants that may limit QEP's ability to, among other things, place liens on its property or assets.

Note 11 – Commitments and Contingencies

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

Legal proceedings are inherently unpredictable and unfavorable resolutions can occur. Assessing contingencies is highly subjective and requires judgment about uncertain future events. When evaluating contingencies related to legal proceedings, the Company may be unable to estimate losses due to a number of factors, including potential defenses, the procedural status of the matter in question, the presence of complex legal and/or factual issues and the ongoing discovery and/or development of information important to the matter.

Landowner Litigation – In October 2017, the owners of certain surface and mineral interests in Martin and Andrews County, Texas, filed suit against QEP, alleging QEP improperly used the surface of the properties and failed to correctly pay royalties, and seeking money damages and a declaratory judgment that portions of the oil and gas leases covering the properties are no longer in effect.

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

Commitments

QEP has entered into contractual lease arrangements to rent office space, compressors, generators, drilling rigs and other equipment from third-party lessors. On January 1, 2019, QEP adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 8 – Leases for additional information.

As of March 31, 2019, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC 842 are as follows:

Year	Amount
(in millions)
2019	$19.5
2020	$20.3
2021	$18.1
2022	$14.1
2023	$8.9
After 2023	$0.5
Less: Interest(1)	$(11.9)
Present value of lease liabilities(2)	$69.5
 ____________________________

(1)	Calculated using the estimated or stated interest rate for each lease.

(2)
Of the total present value of lease liabilities, $20.1 million was recorded in "Current operating lease liabilities" and $49.4 million was recorded in "Operating lease liabilities" on the Condensed Consolidated Balance Sheets.

As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 are as follows:

Year	Amount
(in millions)
2019	$17.4
2020	$13.8
2021	$9.1
2022	$7.4
2023	$4.5
After 2023	$—

Note 12 – Share-Based Compensation

In 2018, QEP's Board of Directors and QEP's shareholders approved the QEP Resources, Inc. 2018 Long-Term Incentive Plan (LTIP), which replaces the 2010 Long-Term Stock Incentive Plan (LTSIP) and provides for the issuance of up to 10.0 million shares such that the Board of Directors may grant long-term incentive compensation. QEP has issued stock options, restricted share awards, and restricted share units under its LTSIP or LTIP and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. Grants issued prior to May 15, 2018 were under the LTSIP and grants issued on or after May 15, 2018 are under the LTIP. QEP recognizes the expense over the vesting periods for the stock options, restricted share awards, restricted share units and performance share units. There were 8.3 million shares available for future grants under the LTIP at March 31, 2019.

Share-based compensation expense is generally recognized within "General and administrative" expense on the Condensed Consolidated Statements of Operations and is summarized in the table below. During the three months ended March 31, 2019, the Company recorded an additional $8.4 million of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program, of which $1.5 million was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statement of Operations and the remaining $6.9 million is included in the table below. During the three months ended March 31, 2018, the Company recorded an additional $2.8 million of share-based compensation expense, related to the acceleration of vesting that occurred as part of the restructuring program, all of which is included in the table below. Refer to Note 9 – Restructuring for additional information.

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Stock options	$0.3	$0.5
Restricted share awards	6.1	8.8
Performance share units	5.2	1.9
Restricted share units	0.1	—
Total share-based compensation expense	$11.7	$11.2

Stock Options
QEP uses the Black-Scholes-Merton mathematical model to estimate the fair value of stock option awards at the date of grant. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended for calculating the value of stock options not traded on an exchange. The Company utilizes the "simplified" method to estimate the expected term of the stock options granted as there is limited historical exercise data available in estimating the expected term of the stock options. QEP uses a historical volatility method to estimate the fair value of stock options awards and the risk-free interest rate is based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the stock options. The stock options typically vest in equal installments over a three-year period from the grant date and are exercisable immediately upon vesting through the seventh anniversary of the grant date. To fulfill options exercised, QEP either reissues treasury stock or issues new shares. The Company recognizes forfeitures of stock options as they occur. During the three months ended March 31, 2019, QEP did not issue stock options.

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2018	2,098,933	$22.27
Cancelled	(283,029)	30.90
Outstanding at March 31, 2019	1,815,904	$20.93	3.05	$—
Options Exercisable at March 31, 2019	1,754,713	$21.10	2.98	$—
Unvested Options at March 31, 2019	61,191	$16.03	4.93	$—

During the three months ended March 31, 2019 and 2018, there were no exercises of stock options. As of March 31, 2019, $0.1 million of unrecognized compensation expense related to stock options granted under the LTSIP is expected to be recognized over a weighted-average vesting period of 1.00 year. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Restricted Share Awards
Restricted share award grants typically vest in equal installments over a three-year period from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The Company recognizes restricted share forfeitures as they occur. The total fair value of restricted share awards that vested during the three months ended March 31, 2019 and 2018 was $22.8 million and $21.0 million, respectively. The weighted-average grant date fair value of restricted share awards was $7.98 per share and $9.55 per share for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $24.3 million of unrecognized compensation expense related to restricted share awards granted under the LTSIP and LTIP is expected to be recognized over a weighted-average vesting period of 2.50 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share awards under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	3,822,133	$10.76
Granted	2,178,950	7.98
Vested	(2,052,013)	11.13
Forfeited	(73,925)	9.40
Unvested balance at March 31, 2019	3,875,145	$9.03

Performance Share Units
The payouts for performance share units are dependent upon the Company's total shareholder return compared to a group of its peers over a three-year period. The awards are denominated in share units and have historically been paid in cash. The Company has the option to settle earned awards in cash or shares of common stock under the Company's LTIP; however, as of March 31, 2019, the Company expects to settle all awards in cash under the CIP. These awards are classified as liabilities and are included within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. As these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The Company paid $10.9 million and $1.7 million for vested performance share units during the three months ended March 31, 2019 and 2018, respectively. The weighted-average grant date fair value of the performance share units granted during the three months ended March 31, 2019 and 2018 was $7.93 and $9.55 per share, respectively. As of March 31, 2019, $11.6 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.51 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	1,559,312	$11.47
Granted	589,412	7.93
Vested	(1,075,334)	10.70
Unvested balance at March 31, 2019	1,073,390	$9.73

Restricted Share Units
Employees may elect to defer their grants of restricted share awards and these deferred awards are designated as restricted share units. Restricted share units vest over a three-year period and are deferred into the Company's nonqualified, unfunded deferred compensation plan at the time of vesting. These awards are ultimately paid in cash. They are classified as liabilities in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $7.93 and $9.55 per share for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, $0.4 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted, is expected to be recognized over a weighted-average vesting period of 2.13 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share units under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	42,675	$10.47
Granted	37,224	7.93
Vested	(19,039)	10.67
Unvested balance at March 31, 2019	60,860	$8.85

Note 13 – Employee Benefits

Pension and Other Postretirement Benefits
The Company provides pension and other postretirement benefits to certain employees through three retiree benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan).

The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. During the three months ended March 31, 2019, the Company made contributions of $2.5 million to the Pension Plan and expects to contribute an additional $2.5 million to the Pension Plan during the remainder of 2019. Contributions to the Pension Plan increase plan assets. The Pension Plan was amended in June 2015 and was frozen effective January 1, 2016, such that employees do not earn additional defined benefits for future services.

The SERP is a nonqualified retirement plan that is unfunded and provides pension benefits to certain QEP employees. During the three months ended March 31, 2019, the Company made contributions of $0.1 million to its SERP and expects to contribute an additional $0.3 million to its SERP during the remainder of 2019. Contributions to the SERP are used to fund current benefit payments. The SERP was amended and restated in June 2015 and was closed to new participants effective January 1, 2016.

The Medical Plan is a self-insured plan. It is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees. During the three months ended March 31, 2019, the Company made contributions of $0.1 million to the Medical Plan and expects to contribute $0.1 million to the Medical Plan during the remainder of 2019. Contributions to the Medical Plan are used to fund current benefit payments.

In February 2017, the Company changed the eligibility requirements for active employees eligible for the Medical Plan, as well as retirees currently enrolled. Effective July 1, 2017, the Company no longer offers the Medical Plan to retirees and spouses that are both Medicare eligible. In addition, the Company no longer offers life insurance to individuals retiring on or after July 1, 2017.

The Company's implementation of its strategic initiatives may trigger curtailments related to the Pension Plan, SERP and/or Medical Plan at the closing of the various transactions. Refer to Note 9 – Restructuring for more information. The Company recognized a $0.5 million pension curtailment gain as part of the Haynesville Divestiture included in "Interest and other income (expense)" and "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

The Company recognizes service costs related to SERP and Medical Plan benefits on the Condensed Consolidated Statements of Operations within "General and administrative" expense. All other expenses related to the Pension Plan, SERP and Medical Plan are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

The following table sets forth the Company's net periodic benefit costs related to its Pension Plan, SERP and Medical Plan:

	Three Months Ended
	March 31,
	2019	2018
Pension Plan and SERP benefits	(in millions)
Service cost	$0.1	$0.2
Interest cost	1.2	1.1
Expected return on plan assets	(1.5)	(1.4)
Amortization of prior service costs(1)	0.1	0.2
Amortization of actuarial losses(1)	0.1	0.3
Curtailment (gain) loss(2)	0.3	—
Periodic expense	$0.3	$0.4

Medical Plan benefits
Amortization of prior service costs(1)	$—	$(0.1)
Curtailment (gain) loss(2)	(0.8)	—
Periodic expense	$(0.8)	$(0.1)
____________________________

(1)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive income (loss) are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

(2)
A curtailment is recognized when there is a significant reduction in, or an elimination of, defined benefit accruals for current employees' future services. The net curtailment gain between the SERP and Medical Plan of $0.5 million is related to the Haynesville Divestiture. Of the $0.5 million curtailment gain recognized, $0.3 million was recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)" and $0.2 million was recognized on the Condensed Consolidated Statements of Operations within "Net gain (loss) from asset sales, inclusive of restructuring costs" for the three months ended March 31, 2019.

Employee Investment Plan
QEP employees may participate in the QEP Employee Investment Plan, a defined-contribution plan (the 401(k) Plan). The 401(k) Plan allows eligible employees to make investments, including purchasing shares of QEP common stock, through payroll deduction at the current fair market value on the transaction date. Both employees and QEP make contributions to the 401(k) Plan. The Company may contribute a discretionary portion beyond the Company's matching contribution to employees not in the Pension Plan or SERP. During the three months ended March 31, 2019, the Company made contributions of $1.8 million to the 401(k) Plan and expects to contribute an additional $3.1 million to the 401(k) Plan during the remainder of 2019. The Company recognizes expense equal to its yearly contributions. Due to the Company's strategic initiatives, the amount expected to be contributed to the 401(k) Plan is subject to change. Refer to Note 9 – Restructuring for more information.

As a result of freezing benefits under the Pension Plan, the 401(k) Plan and a nonqualified, unfunded deferred compensation plan (the Wrap Plan) were amended to allow the Company to make discretionary contributions in the form of Company Transition Credits to eligible participants. Eligible participants are certain highly and non-highly compensated employees who were active participants in the Pension Plan on December 31, 2015. During the three months ended March 31, 2019, the Company did not make a discretionary contribution to active participants of the Pension Plan but expects to contribute $0.1 million to eligible participants during the fourth quarter of 2019.

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

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) and analyzes the changes in the results of operations between the three months ended March 31, 2019 and 2018. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2018 Form 10-K.

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

In February 2018, QEP's Board of Directors unanimously approved certain strategic and financial initiatives (2018 Strategic Initiatives), including plans to market its assets in the Williston Basin, Uinta Basin and Haynesville/Cotton Valley and focus its activities in the Permian Basin. The Company sold its Uinta Basin assets in September 2018 (Uinta Basin Divestiture) and closed the sale of the Haynesville/Cotton Valley assets in January 2019 (Haynesville Divestiture). In addition, the Company entered into a purchase and sale agreement for its Williston Basin assets in November 2018. However, in February 2019, the Company agreed with the buyer to terminate the purchase and sale agreement.

In February 2019, QEP's Board of Directors commenced a comprehensive review of strategic alternatives to maximize shareholder value, which could result in a merger or sale of the Company or other transaction involving the Company's assets. Additionally, in light of the reduction of the Company's operational footprint over the last twelve months, QEP continues to reassess its organizational needs and intends to significantly reduce its general and administrative expense (excluding $61.0 million of expenses associated with our 2018 Strategic Initiatives) by approximately 45% to ensure its cost structure is competitive with industry peers. The Company incurred $20.3 million of general and administrative restructuring costs related to organizational changes implemented during the first quarter of 2019 and continues to evaluate reductions in general and administrative expense.

As a part of the 2018 and 2019 strategic initiatives, QEP has incurred or expects to incur additional costs associated with contractual termination benefits, including severance, accelerated vesting of share-based compensation and other expenses. Refer to Note 3 – Acquisitions and Divestitures and Note 9 – Restructuring in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

Acquisitions and Divestitures

While we believe our inventory of identified drilling locations provides a solid base for growth in production and reserves, we will continue to evaluate and acquire properties in our operating areas to add additional development opportunities and facilitate the drilling of long lateral wells.

Acquisitions

During the three months ended March 31, 2019, QEP acquired various oil and gas properties, which primarily included proved acreage in the Permian Basin for an aggregate purchase price of $0.6 million, subject to post-closing purchase price adjustments.

During the three months ended March 31, 2018, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $36.2 million, subject to post-closing purchase price adjustments. Of the $36.2 million, $35.7 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 acquisition of oil and gas properties in the Permian Basin (2017 Permian Basin Acquisition) on substantially the same terms and conditions as the 2017 Permian Basin Acquisition in the fourth quarter of 2017.

Divestitures

In January 2019, QEP closed its previously announced Haynesville Divestiture for net cash proceeds of $615.3 million, subject to post-closing purchase price adjustments, and recorded a pre-tax loss on sale of $18.0 million. Of the $18.0 million pre-tax loss on sale, $15.0 million was recognized during the three months ended March 31, 2019, and $3.0 million was recognized during the fourth quarter of 2018 within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations. Included in the $15.0 million pre-tax loss on sale is $1.4 million of restructuring costs related to the Haynesville Divestiture during the three months ended March 31, 2019. Refer to Note 9 – Restructuring for more information. As of March 31, 2019, $22.1 million remained in escrow due to title defects asserted prior to closing, to be resolved pursuant to the purchase and sale agreement's title dispute resolution procedures, of which $5.8 million was included in "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the Haynesville/Cotton Valley assets were classified in the Company's Condensed Consolidated Financial Statements as held for sale. Refer to Note 3 – Acquisitions and Divestitures in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

In addition to the Haynesville Divestiture, during the three months ended March 31, 2019, QEP received net cash proceeds of $2.1 million and recorded a net pre-tax loss on sale of $0.4 million related to the divestiture of properties outside our main operating areas.

During the three months ended March 31, 2018, QEP received net cash proceeds of $33.3 million and recorded a pre-tax gain on sale of $3.5 million, primarily related to the divestiture of properties outside our main operating areas in the Williston Basin, Pinedale and Other Northern areas.

Financial and Operating Highlights

During the three months ended March 31, 2019, QEP:

•	Closed the Haynesville Divestiture, for net cash proceeds of $615.3 million;

•	Delivered oil and condensate production of 5.1 MMbbls, a 2% increase over the first quarter 2018 volumes;

•	Increased oil and condensate production in the Permian Basin by 35% to 2.9 MMbbls over the first quarter 2018;

•	Reported net realized oil price of $48.50 per bbl, a 6% decrease from the first quarter 2018;

•	Generated a net loss of $116.7 million, or $0.49 per diluted share; and

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $119.8 million.

Outlook

The Company continues to focus on reducing its operating costs and per well drilling costs and managing its liquidity. We believe our balance sheet and sufficient liquidity will allow us to grow oil and condensate production in our operating areas and achieve our strategic initiatives.

Based on current commodity prices, we expect to be able to fund our planned capital program for 2019 with cash flow from operating activities, cash on hand and borrowings under our credit facility. Our total capital expenditures (excluding property acquisitions) for 2019 are expected to be approximately $640.0 million, a decrease of approximately 46% from 2018 capital expenditures. We continuously evaluate our level of drilling and completion activity in light of drilling results, commodity prices and changes in our operating and development costs and will adjust our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

Factors Affecting Results of Operations

Shareholder Activism
Elliott Management Corporation (Elliott), is a beneficial holder of approximately 4.9% of our common stock (based on Elliott's Form 13F-HR filed on February 14, 2019). On January 7, 2019, Elliott made a proposal to our Board to acquire all of our outstanding shares of common stock for $8.75 per share in cash. Our Board made a decision to engage in a process to explore strategic alternatives, which could result in a merger or sale of the Company or another transaction involving the Company's assets. Our business and/or operations could be adversely affected by these and any future actions of activist shareholders. Responding to actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of our management and employees. Activities of activist shareholders could interfere with our ability to execute our strategic plan or realize short- or long-term value from our assets and could interfere with our ability to pursue strategic alternatives to Elliott's proposal. Perceived uncertainties as to our future direction could also result in the loss of potential business opportunities, make it more difficult or costly to attract and retain qualified personnel and affect the trading price of our securities.

Supply, Demand, Market Risk and their Impact on Oil Prices
Oil prices are affected by many factors outside of our control, including changes in supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar and other factors. In recent years, oil prices have been affected by supply growth, particularly in the U.S., driven by advances in drilling and completion technologies, and fluctuations in demand driven by a variety of factors.

Changes in the market prices for oil directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, its proved undeveloped (PUD) reserves conversion rate, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and gas properties. Historically, field-level prices received for QEP's oil production have been volatile. During the past five years, the posted price for WTI crude oil has ranged from a low of $26.19 per barrel in February 2016 to a high of $107.95 per barrel in June 2014. If oil prices decline to early 2016 levels or further, our operations, financial condition and level of expenditures for the development of our oil reserves may be materially and adversely affected.

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

Due to continued global economic uncertainty and the corresponding volatility of commodity prices, QEP continues to focus on maintaining a sufficient liquidity position to ensure financial flexibility. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. At March 31, 2019, QEP forecasted its 2019 annual production to be approximately 29.4 MMboe (mid-point of guidance) and had approximately 64% of its forecasted oil and condensate production covered with fixed price swaps. See Part 1, Item 3 – "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk Management" for further details on QEP's commodity derivatives transactions.

Potential for Future Asset Impairments
The carrying values of the Company's properties are sensitive to declines in oil, gas and NGL prices as well as increases in various development and operating costs and expenses and, therefore, are at risk of impairment. The Company uses a cash flow model to assess its proved oil and gas properties and operating lease right-of-use assets for impairment. The cash flow model includes numerous assumptions, including estimates of future oil, gas and NGL production, estimates of future prices for production that are based on the price forecast that management uses to make investment decisions, including estimates of basis differentials, future operating costs, transportation expenses, production taxes, and development costs that management believes are consistent with its price forecast, and discount rates. Management also considers a number of other factors, including the forward curve for future oil and gas prices, and developments in regional transportation infrastructure when developing its estimate of future prices for production. All inputs for the cash flow model are evaluated at each date of estimate.

We base our fair value estimates on projected financial information that we believe to be reasonably likely to occur. An assessment of the sensitivity of our capitalized costs to changes in the assumptions in our cash flow calculations is not practicable, given the numerous assumptions (e.g., future oil, gas and NGL prices; production and reserves; pace and timing of development drilling plans; timing of capital expenditures; operating costs; drilling and development costs; and inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced oil, gas and NGL prices on future undiscounted cash flows would likely be offset by lower drilling and development costs and lower operating costs. The signing of a purchase and sale agreement could also cause the Company to recognize an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value.

During the three months ended March 31, 2019, there was no impairment related to proved and unproved oil and gas properties. During the three months ended March 31, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease.

During the three months ended March 31, 2018, QEP recorded an impairment charge of $0.7 million, which was primarily related to the impairment of proved properties related to a divestiture in the Other Northern area and expiring leaseholds on unproved properties.

We could be at risk for proved and unproved property and operating lease right-of-use asset impairments if forward oil prices decline from March 31, 2019 levels, we experience negative changes in estimated reserve quantities or from our strategic initiative results. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of probable and possible reserves associated with the properties, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

Tax Legislation
The Tax Legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21%. In addition, the Tax Legislation eliminated Alternative Minimum Tax (AMT) and QEP has the ability to offset its regular tax liability or claim refunds for taxable years 2018 through 2021 for AMT credits carried forward from prior years. The Company currently anticipates it will realize approximately $148.4 million in AMT credit refunds over the next four years with $74.2 million to be realized in 2019 for tax year 2018, which is included in "Income tax receivable" with the remaining $74.2 million included in "Deferred income taxes" on the Condensed Consolidated Balance Sheet as of March 31, 2019.

Multi-Well Pad Drilling and Completion
To reduce the costs of well location construction and rig mobilization and demobilization and to obtain other efficiencies, QEP utilizes multi-well pad drilling where practical. For example, in the Permian Basin QEP utilizes "tank-style" development, in which we simultaneously develop multiple subsurface targets by drilling and completing all wells in a given "tank" before any individual well is turned to production. We believe this approach maximizes the economic recovery of oil through the simultaneous development of multiple subsurface targets, while improving capital efficiency though shared surface facilities, which we believe will reduce per-unit operating costs and result in expanded operating margins and improve our returns on invested capital. In certain of our producing areas, wells drilled on a pad are not completed and brought into production until all wells on the pad are drilled and the drilling rig is moved from the location. As a result, multi-well pad drilling delays the completion of wells and the commencement of production. In addition, existing wells that offset new wells being completed by QEP or offset operators may need to be temporarily shut-in during the completion process. Such delays and well shut-ins have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells may impact planned conversion of PUD reserves to proved developed reserves.

Uncertainties Related to Claims
QEP is currently subject to claims that could adversely impact QEP's liquidity, operating results and capital expenditures for a particular reporting period, including, but not limited to those described in Note 11 – Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q. Given the uncertainties involved in these matters, QEP is unable to predict the ultimate outcomes.

Critical Accounting Estimates
QEP's significant accounting policies are described in Item 7 of Part II of its 2018 Form 10-K. The Company's Condensed Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of the Company's Condensed Consolidated Financial Statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. QEP's accounting policies on oil and gas reserves, successful efforts accounting for oil and gas operations, impairment of long-lived assets, asset retirement obligations, revenue recognition, litigation and other contingencies, derivative contracts, pension and other postretirement benefits, share-based compensation, income taxes and purchase price allocations, among others, may involve a high degree of complexity and judgment on the part of management.

Drilling, Completion and Production Activities
The following table presents operated and non-operated wells in the process of being drilled or waiting on completion as of March 31, 2019:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin(1)	1	7	6.4	—	—	1	0.0	11	0.9
Other Northern	—	—	—	—	—	—	—	—	—
Southern Region
Permian Basin(2)	3	11	11.0	46	46.0	—	—	5	0.4
Other Southern	—	—	—	—	—	—	—	—	—
____________________________

(1)	All 7 gross operated drilling wells in the Williston Basin represent wells in which surface casing has been set as of March 31, 2019.

(2)	The number of gross operated drilling wells in the Permian Basin includes 9 wells for which surface casing has been set as of March 31, 2019.

Each gross well completed in more than one producing zone is counted as a single well. Delays and well shut-ins resulting from multi-well pad drilling have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells could impact planned conversion of PUD reserves to proved developed reserves. QEP had 46 gross operated wells waiting on completion as of March 31, 2019.

The following table presents the number of operated and non-operated wells completed and turned to sales (put on production) for the three months ended March 31, 2019:

	Operated Put on Production		Non-operated Put on Production
	Gross	Net	Gross	Net
Northern Region
Williston Basin	—	—	—	—
Other Northern	—	—	—	—
Southern Region
Permian Basin	12	12.0	—	—
Other Southern	—	—	—	—

The following table presents the number of operated wells in the process of being drilled or waiting on completion at March 31, 2019 and operated wells completed and turned to sales (put on production) for the three months ended March 31, 2019:

	Permian Basin		Williston Basin
	As of March 31, 2019
	Gross	Net	Gross	Net
Well Progress
Drilling	11	11.0	7	6.4

At total depth - under drilling rig	3	3.0	—	—
Waiting to be completed	28	28.0	—	—
Undergoing completion	4	4.0	—	—
Completed, awaiting production	11	11.0	—	—
Waiting on completion	46	46.0	—	—

Put on production	12	12.0	—	—

RESULTS OF OPERATIONS

Net Income

QEP generated a net loss during the first quarter of 2019 of $116.7 million or $0.49 per diluted share, compared to a net loss of $53.6 million or $0.22 per diluted share, in the first quarter of 2018. QEP's 2019 net loss was primarily driven by a $134.2 million decrease in oil and condensate, gas and NGL sales due to a 74% decrease in gas production due to the Haynesville/Cotton Valley and Uinta Basin divestitures and a 19% decrease in average field-level oil prices, and a $128.5 million increase in realized and unrealized derivative losses. These changes were partially offset by a $98.1 million increase in income tax benefit, a decrease in depreciation, depletion, and amortization expense of $73.2 million, and a decrease in both transportation and processing costs and lease operating expense of $44.1 million due to the Haynesville/Cotton Valley and Uinta Basin divestitures.

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

Below is a reconciliation of net income (loss) (the most comparable GAAP measure) to Adjusted EBITDA. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income (loss)	$(116.7)	$(53.6)
Interest expense	34.0	35.0
Interest and other (income) expense	(2.8)	0.7
Income tax provision (benefit)	(112.0)	(13.9)
Depreciation, depletion and amortization	123.3	196.5
Unrealized (gains) losses on derivative contracts	175.8	10.0
Net (gain) loss from asset sales, inclusive of restructuring costs	13.2	(3.5)
Impairment	5.0	0.7
Adjusted EBITDA	$119.8	$171.9

In the first quarter of 2019, Adjusted EBITDA decreased to $119.8 million compared to $171.9 million in the first quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures and a 19% decrease in average field-level oil prices partially offset by a $37.3 million decrease in realized derivative losses.

Revenue

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions)
Oil and condensate, gas and NGL sales, as presented	$275.6	$409.8	$(134.2)
Transportation and processing costs included in revenue(1)	13.8	12.7	1.1
Oil and condensate, gas and NGL sales, as adjusted(2)	$289.4	$422.5	$(133.1)

Oil and condensate sales	$249.5	$300.7	$(51.2)
Gas sales	23.0	102.0	(79.0)
NGL sales	16.9	19.8	(2.9)
Oil and condensate, gas and NGL sales, as adjusted(2)	$289.4	$422.5	$(133.1)
 ____________________________

(1)
Transportation and processing costs are deducted from revenue and a portion of total transportation and processing costs incurred. Refer to the Operating Expenses section below for a reconciliation of total transportation and processing costs.

(2)
Oil and condensate, gas and NGL sales (the most comparable GAAP measure) as presented on the Condensed Consolidated Statements of Operations is reconciled to Oil and condensate, gas and NGL sales, as adjusted (a non-GAAP measure). Management excludes costs deducted from revenue to reflect total revenue associated with its production prior to deducting any expenses. Management believes that this non-GAAP measure is useful supplemental information for investors as it is reflective of the total revenue generated from its wells for the period. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial measure prepared in accordance with GAAP. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP's adjusted production-related revenue categories for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Oil and condensate	Gas	NGL	Total
	(in millions)
Oil and condensate, gas and NGL sales, as adjusted
Three months ended March 31, 2018	$300.7	$102.0	$19.8	$422.5
Changes associated with volumes(1)	6.6	(75.3)	6.1	(62.6)
Changes associated with prices(2)	(57.8)	(3.7)	(9.0)	(70.5)
Three months ended March 31, 2019	$249.5	$23.0	$16.9	$289.4
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by the average field-level price for the three months ended March 31, 2018.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by the respective volumes for the three months ended March 31, 2019. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production and Pricing

	Three Months Ended March 31,
	2019	2018	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	3,377.0	3,729.7	(352.7)
Uinta Basin	—	804.5	(804.5)
Other Northern	24.7	105.5	(80.8)
Southern Region
Permian Basin	4,082.3	2,782.9	1,299.4
Haynesville/Cotton Valley	317.2	4,290.5	(3,973.3)
Other Southern	5.1	11.5	(6.4)
Total production	7,806.3	11,724.6	(3,918.3)

Total equivalent prices (per Boe)
Average field-level equivalent price	$37.08	$36.04	$1.04
Commodity derivative impact	(0.75)	(3.70)	2.95
Net realized equivalent price	$36.33	$32.34	$3.99

Oil and Condensate Volumes and Prices

	Three Months Ended March 31,
	2019	2018	Change
Oil and condensate production volumes (Mbbl)
Northern Region
Williston Basin	2,158.0	2,612.2	(454.2)
Uinta Basin	—	151.7	(151.7)
Other Northern	11.0	37.8	(26.8)
Southern Region
Permian Basin	2,914.5	2,159.1	755.4
Other Southern	0.1	13.2	(13.1)
Total production	5,083.6	4,974.0	109.6
Average field-level oil prices (per bbl)
Northern Region	$50.88	$60.93	$(10.05)
Southern Region	$47.75	$59.82	$(12.07)

Average field-level price	$49.08	$60.45	$(11.37)
Commodity derivative impact	(0.58)	(8.91)	8.33
Net realized price	$48.50	$51.54	$(3.04)

Oil and condensate revenues decreased $51.2 million, or 17%, in the first quarter of 2019 compared to the first quarter of 2018, due to lower average field-level prices, partially offset by higher oil and condensate production volumes. Average field-level oil prices decreased 19% in the first quarter of 2019 compared to the first quarter of 2018 primarily driven by a decrease in average NYMEX-WTI oil prices for the comparable periods and a $3.28 per bbl, or 133%, increase in the basis differential relative to the average NYMEX-WTI oil price in the first quarter of 2019 compared to the first quarter of 2018. The 2% increase in production volumes was driven by an increase in production in the Permian Basin due to increased well completions, partially offset by a decrease in production in the Williston Basin due to the lack of new well completions in the second half of 2018 and a loss of volumes as a result of the Uinta Basin Divestiture.

Gas Volumes and Prices

	Three Months Ended March 31,
	2019	2018	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	3.8	3.4	0.4
Uinta Basin	—	3.7	(3.7)
Other Northern	0.1	0.4	(0.3)
Southern Region
Permian Basin	3.4	1.9	1.5
Haynesville/Cotton Valley	1.9	25.7	(23.8)
Other Southern	—	—	—
Total production	9.2	35.1	(25.9)
Average field-level gas prices (per Mcf)
Northern Region	$3.24	$2.79	$0.45
Southern Region	$1.93	$2.94	$(1.01)

Average field-level price	$2.49	$2.91	$(0.42)
Commodity derivative impact	(0.31)	0.03	(0.34)
Net realized price	$2.18	$2.94	$(0.76)

Gas revenues decreased $79.0 million, or 77%, in the first quarter of 2019 compared to the first quarter of 2018, due to lower gas production volumes and lower average field-level prices. Production volumes decreased 74% in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Average field-level gas prices decreased 14% in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by a decrease in average NYMEX-HH gas spot prices and regional basis differentials for the comparable periods.

NGL Volumes and Prices

	Three Months Ended March 31,
	2019	2018	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	578.8	551.4	27.4
Uinta Basin	—	36.3	(36.3)
Other Northern	(0.3)	3.3	(3.6)
Southern Region
Permian Basin	599.9	312.9	287.0
Other Southern	0.4	0.5	(0.1)
Total production	1,178.8	904.4	274.4
Average field-level NGL prices (per bbl)
Northern Region	$12.78	$22.58	$(9.80)
Southern Region	$15.80	$20.89	$(5.09)

Average field-level price	$14.31	$21.99	$(7.68)
Commodity derivative impact	—	—	—
Net realized price	$14.31	$21.99	$(7.68)

NGL revenues decreased $2.9 million, or 15%, during the first quarter of 2019 compared to the first quarter of 2018, due to lower average field-level prices, partially offset by higher NGL production volumes. The 35% decrease in NGL prices during the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by a decrease in propane, ethane and other NGL component prices. The decrease in price was partially offset by a 30% increase in NGL production volumes primarily driven by increases in production in the Permian Basin due to increased well completions and higher gas capture rates as a result of the completion of our midstream infrastructure and production increases in the Williston Basin due to higher gas capture rates, partially offset by a loss of volumes from the Uinta Basin Divestiture.

Resale Margin and Storage Activity

QEP purchases and resells oil and gas primarily to mitigate credit risk related to third party purchasers, to fulfill volume commitments when our production does not fulfill contractual commitments and to capture additional margin from subsequent sales of third party purchases. With the conclusion of gas sales agreements QEP retained with the Pinedale and Uinta Basin divestitures in 2018 and the Haynesville Divestiture in 2019, including our firm transportation agreements in the first quarter of 2019, purchase and resale of gas will be minimal going forward. The following table is a summary of QEP's financial results from its resale activities.

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Purchased oil and gas sales	$1.3	$14.1	$(12.8)
Purchased oil and gas expense	(1.4)	(15.5)	14.1
Realized gains (losses) on gas storage derivative contracts	—	0.2	(0.2)
Resale margin	$(0.1)	$(1.2)	$1.1

Purchased oil and gas sales and expense were higher in the first quarter of 2018 compared to first quarter of 2019, primarily due to the fulfillment of a gas sales agreement related to Pinedale that was retained and not part of the Pinedale divestiture, and fulfillment of our firm volume commitments in Haynesville/Cotton Valley and our underground storage facility, which were divested in January 2019 and May 2018, respectively.

Operating Expenses

The following table presents QEP production costs and production costs on a per unit of production basis:

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Lease operating expense	$51.5	$72.5	$(21.0)
Adjusted transportation and processing costs(1)	24.7	46.7	(22.0)
Production and property taxes	24.0	28.9	(4.9)
Total production costs	$100.2	$148.1	$(47.9)
	(per Boe)
Lease operating expense	$6.60	$6.18	$0.42
Adjusted transportation and processing costs(1)	3.17	3.98	(0.81)
Production and property taxes	3.07	2.47	0.60
Total production costs	$12.84	$12.63	$0.21
 ____________________________

(1)
Below are reconciliations of transportation and processing costs (the most comparable GAAP measure) as presented on the Condensed Consolidated Statements of Operations and on a unit of production basis to adjusted transportation and processing costs. Adjusted transportation and processing costs includes transportation and processing costs that are reflected as part of "Oil and condensate, gas and NGL sales" on the Condensed Consolidated Statements of Operations. Management adds these costs together with transportation and processing costs reflected on the Condensed Consolidated Statements of Operations to reflect the total operating costs associated with its production. Management believes that this non-GAAP measure is useful supplemental information for investors as it is reflective of the total production costs required to operate the wells for the period. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial measure prepared in accordance with GAAP. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Transportation and processing costs, as presented	$10.9	$34.0	$(23.1)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	13.8	12.7	1.1
Adjusted transportation and processing costs	$24.7	$46.7	$(22.0)
	(per Boe)
Transportation and processing costs, as presented	$1.40	$2.90	$(1.50)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	1.77	1.08	0.69
Adjusted transportation and processing costs	$3.17	$3.98	$(0.81)

Lease operating expense (LOE). QEP's LOE decreased $21.0 million, or 29%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, LOE decreased $3.7 million, driven by a decrease in workovers and maintenance and repair expenses in the Williston Basin.

During the first quarter of 2019, LOE increased $0.42 per Boe, or 7%, compared to the first quarter of 2018, but was down 18% excluding the loss of lower LOE production due to the Haynesville/Cotton Valley and Uinta Basin divestitures. The 18% per BOE decrease related to lower cost production from the recent horizontal well completions in the Permian Basin and decreased workovers and maintenance and repair expenses in the Williston Basin.

Adjusted transportation and processing costs (non-GAAP). Adjusted transportation and processing costs decreased $22.0 million, or 47%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease in expense was primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, adjusted transportation and processing costs increased $0.6 million, primarily due to increased production in the Permian Basin, partially offset by decreased production in the Williston Basin.

During the first quarter of 2019, adjusted transportation and processing costs decreased $0.81 per Boe, or 20%, during the first quarter of 2019 compared to the first quarter of 2018. The decrease was primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures, which had higher adjusted transportation and processing costs per Boe. Excluding the Haynesville/Cotton Valley and Uinta Basin divestitures, adjusted transportation and processing costs per Boe were down 9% due to increased production in the Permian Basin, which has lower adjusted transportation and processing costs per Boe.

Production and property taxes. In most states in which QEP operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes were volume-based. Production and property taxes decreased $4.9 million, or 17%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, production and property taxes increased $0.4 million, primarily due to increased property taxes and revenues in the Permian Basin, partially offset by decreased revenues in the Williston Basin.

During the first quarter of 2019, production and property taxes increased $0.60 per Boe, or 24%, compared to the first quarter of 2018, but decreased 10% excluding the Haynesville/Cotton Valley and Uinta Basin divestitures. The 10% decrease was due to a decrease in average field-level equivalent prices in the Permian and Williston basins.

Depreciation, depletion and amortization (DD&A). DD&A expense decreased $73.2 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, DD&A expense decreased $27.7 million, primarily due to a 2018 impairment of our Williston Basin assets which lowered the associated DD&A rate. This decrease was partially offset by increased DD&A in the Permian Basin due to increased volumes and a slightly higher DD&A rate.

Impairment expense. During the first quarter of 2019, QEP recorded impairment charges of $5.0 million, which related to impairment of an office building operating lease. During the first quarter of 2018, QEP recorded an impairment charge of $0.7 million, which was primarily related to the impairment of proved properties related to a divestiture in the Other Northern area and expiring leaseholds on unproved properties.

General and administrative (G&A) expense. During the first quarter of 2019, G&A expense increased $3.2 million, or 5%, compared to the first quarter of 2018. During the first quarter of 2019 and 2018, QEP incurred $26.0 million and $9.5 million, respectively, in costs associated with the implementation of our strategic initiatives, of which $20.3 million and $7.9 million, respectively, related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding these costs, G&A expense decreased by $13.2 million, primarily due to $10.0 million lower labor, benefits and other associated costs due to the reduction in our workforce and $4.8 million in lower legal and outside service costs.

Net gain (loss) from asset sales, inclusive of restructuring costs. During the first quarter of 2019, QEP recognized a loss on the sale of assets of $13.2 million, primarily related to a net pre-tax loss on sale of $15.0 million related to our Haynesville Divestiture, which included $1.4 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information), partially offset by a $0.4 million gain related to the divestiture of other properties. During the first quarter of 2018, QEP recognized a gain on the sale of assets of $3.5 million primarily related to the divestiture of properties outside of our main operating areas in the Williston Basin, Pinedale and Other Northern areas.

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP's commodity derivative contracts, which are marked-to-market each quarter. During the first quarter of 2019, losses on commodity derivative contracts were $181.7 million, of which $177.6 million were unrealized losses, $5.9 million were realized losses on settled derivative contracts, and $1.8 million were unrealized gains related to the Haynesville Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information). During the first quarter of 2018, losses on commodity derivative contracts were $53.2 million, of which $43.2 million were realized losses and $10.0 million were unrealized losses.

Interest expense. Interest expense decreased $1.0 million, or 3%, during the first quarter of 2019 compared to the first quarter of 2018. The decrease during the first quarter of 2019 was primarily related to decreased borrowings under the credit facility.

Income tax (provision) benefit. Income tax benefit increased $98.1 million during the first quarter of 2019 compared to the first quarter of 2018. The increase in benefit was the result of a larger net loss during the first quarter of 2019 compared to a smaller net loss during the first quarter of 2018. QEP's income tax benefit was impacted by a higher combined effective federal and state income tax rate of 49.0% during the first quarter of 2019 compared to a rate of 20.6% during the first quarter of 2018. The increase in effective income tax rate was primarily driven by the re-measurement of QEP's deferred tax assets and liabilities at a lower blended state tax rate due to exiting the state of Louisiana as a result of the Haynesville Divestiture during the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations, capital expenditures and its strategic initiatives. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. QEP also periodically accesses debt and equity markets and sells properties to enhance its liquidity. The Company expects that cash flows from its operating activities, cash on hand and borrowings under its revolving credit facility will be sufficient to fund its operations and capital expenditures during the next 12 months and the foreseeable future.

During the quarter ended March 31, 2019, QEP closed the Haynesville Divestiture for net cash proceeds of $615.3 million, subject to post-closing purchase price adjustments. As of March 31, 2019, $22.1 million remained in escrow due to title defects asserted prior to closing, to be resolved pursuant to the purchase and sale agreement's title dispute resolution procedures, of which $5.8 million was included in "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. QEP used the proceeds to repay the outstanding balance on its revolving credit facility and for general corporate purposes.

As of March 31, 2019, the Company had $89.9 million in cash and cash equivalents, no borrowings under its revolving credit facility and $1.3 million in letters of credit outstanding. The Company estimates that as of March 31, 2019, it could incur additional indebtedness of approximately $552.7 million and be in compliance with the covenants contained in its revolving credit facility. To the extent actual operating results, realized commodity prices or uses of cash differ from the Company's assumptions, QEP's ability to incur additional indebtedness and liquidity could be adversely affected.

Credit Facility
QEP's revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement governing QEP's revolving credit facility contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.40 times through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. As of March 31, 2019 and December 31, 2018, QEP was in compliance with the covenants under the credit agreement.

During the three months ended March 31, 2019, QEP's weighted-average interest rate on borrowings from its credit facility was 4.73%. As of March 31, 2019, QEP had no borrowings outstanding and $1.3 million in letters of credit outstanding under the credit facility. As of December 31, 2018, QEP had $430.0 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility. As of April 19, 2019, QEP had no borrowings outstanding and had $1.3 million in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company's senior notes outstanding as of March 31, 2019, totaled $2,099.3 million principal amount and are comprised of five issuances as follows:

•	$51.7 million 6.80% Senior Notes due March 2020;

•	$397.6 million 6.875% Senior Notes due March 2021;

•	$500.0 million 5.375% Senior Notes due October 2022;

•	$650.0 million 5.25% Senior Notes due May 2023; and

•	$500.0 million 5.625% Senior Notes due March 2026.

Cash Flow from Operating Activities

Cash flows from operating activities are primarily affected by oil and condensate, gas and NGL production volumes and commodity prices (including the effects of settlements of the Company's derivative contracts) and by changes in working capital. QEP typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and condensate production for the next 12 to 24 months.

Net cash provided by (used in) operating activities is presented below:

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Net income (loss)	$(116.7)	$(53.6)	$(63.1)
Non-cash adjustments to net income (loss)	206.8	200.2	6.6
Changes in operating assets and liabilities	(11.8)	13.8	(25.6)
Net cash provided by (used in) operating activities	$78.3	$160.4	$(82.1)

Net cash provided by operating activities was $78.3 million during the first quarter of 2019, which included $116.7 million of net loss, $206.8 million of non-cash adjustments to the net loss and $11.8 million in changes in operating assets and liabilities. Non-cash adjustments to the net loss of $206.8 million primarily included $175.8 million of unrealized losses on derivative contracts, DD&A expense of $123.3 million, net loss from assets sales, inclusive of restructuring costs, of $13.2 million, and $8.0 million of non-cash share-based compensation expense, partially offset by $117.9 million of deferred income taxes benefit. The decrease in changes in operating assets and liabilities of $11.8 million primarily resulted from decreases in accounts payable and accrued expenses and deferred credits, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued income taxes.

Net cash provided by operating activities was $160.4 million during the first quarter of 2018, which included a $53.6 million net loss, $200.2 million of non-cash adjustments to the net loss and a $13.8 million increase in cash from operating assets and liabilities. Non-cash adjustments to the net loss primarily included DD&A expense of $196.5 million, $9.2 million of non-cash share-based compensation expense and unrealized losses on derivative contracts of $10.0 million, partially offset by $14.1 million of deferred income tax benefit and a net gain on asset sales of $3.5 million. The increase in cash from operating assets and liabilities primarily resulted from decreases in accounts receivable and prepaid expenses and an increase in interest payable, partially offset by a decrease in accounts payable and accrued expenses.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first quarter of 2019 and 2018, are presented in the table below:

	Three Months Ended March 31,
	2019	2018	Change
	(in millions)
Property acquisitions(1)	$0.6	$36.2	$(35.6)
Property, plant and equipment capital expenditures	167.2	418.8	(251.6)
Total accrued capital expenditures	167.8	455.0	(287.2)
Change in accruals and other non-cash adjustments	(2.6)	(48.1)	45.5
Total cash capital expenditures	$165.2	$406.9	$(241.7)
____________________________

(1)	Excludes acquisition deposits held in escrow of $0.2 million for the three months ended March 31, 2018.

In the first quarter of 2019, on an accrual basis, the Company invested $167.2 million on property, plant and equipment capital expenditures (which excludes property acquisitions), a decrease of $251.6 million compared to the first quarter of 2018. In the first quarter of 2019, QEP's primary capital expenditures included $163.0 million in the Permian Basin (including midstream infrastructure of $18.1 million, primarily related to oil and gas gathering and water handling) and $5.0 million in the Williston Basin.

In the first quarter of 2018, on an accrual basis, the Company invested $418.8 million on property, plant and equipment capital expenditures (which excludes property acquisitions), including $253.8 million in the Permian Basin (including midstream infrastructure of $10.9 million, primarily related to fresh water supply, produced water gathering, salt water disposal and oil and gas gathering), $88.0 million in the Williston Basin, $72.0 million in Haynesville/Cotton Valley (including midstream infrastructure of $7.0 million, primarily related to gas gathering) and $4.3 million in the Uinta Basin. In addition, in the first quarter of 2018, QEP acquired various oil and gas properties, primarily proved and unproved leasehold acreage in the Permian Basin related to the 2017 Permian Basin Acquisition, for an aggregate purchase price of $36.2 million.

The mid-point of our 2019 forecasted capital expenditures (excluding property acquisitions) is $640.0 million. QEP intends to fund capital expenditures (excluding property acquisitions) with cash flow from operating activities, cash on hand and borrowings under the credit facility. The aggregate levels of capital expenditures for 2019 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, oil, gas and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management's business assessments as to where QEP's capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP's estimates.

Cash Flow from Financing Activities

In the first quarter of 2019, net cash used in financing activities was $440.1 million compared to net cash provided by financing activities of $214.3 million in the first quarter of 2018. During the first quarter of 2019, QEP made repayments on its credit facility of $474.5 million and had borrowings from the credit facility of $44.5 million. In addition, QEP had treasury stock repurchases of $5.8 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. During the first quarter of 2019, QEP had a decrease in checks outstanding in excess of cash balances of $4.3 million.

During the first quarter of 2018, QEP had borrowings from its credit facility of $1,068.5 million and repayments on its credit facility of $772.5 million. In addition, QEP used $52.8 million of cash to repurchase common stock under the Company's share repurchase program and had treasury stock repurchases of $4.7 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. QEP also had a decrease in checks outstanding in excess of cash balances of $24.2 million.

As of March 31, 2019, long-term debt consisted of $2,078.4 million, of which $2,099.3 million is senior notes and $20.9 million of net original issue discount and unamortized debt issuance costs.

Off-Balance Sheet Arrangements

QEP may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At March 31, 2019, the Company's material off-balance sheet arrangements included drilling, gathering, processing and firm transportation arrangements and undrawn letters of credit. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on QEP's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more information regarding off-balance sheet arrangements, we refer you to "Contractual Cash Obligations and Other Commitments" in our 2018 Annual Report on Form 10-K.

Contractual Cash Obligations and Other Commitments

We have various contractual obligations in the normal course of our operations and financing activities. The close of the Haynesville Divestiture resulted in a $195.4 million reduction in contractual cash obligations and other commitments subsequent to December 31, 2018, primarily related to firm transportation agreements and asset retirement obligations. There have been no other material changes to our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K.

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of March 31, 2019, QEP held commodity price derivative contracts, excluding basis swaps, totaling 15.7 million barrels of oil and no commodity price gas derivatives due to the Haynesville Divestiture. As of December 31, 2018, QEP held commodity price derivative contracts, excluding basis swaps, totaling 13.9 million barrels of oil and 43.8 million MMBtu of gas.

The following tables present QEP's volumes and average prices for its derivative positions as of April 19, 2019. Refer to Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of March 31, 2019.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2019	NYMEX WTI	9.5	$54.93
2019	ICE Brent	1.4	$66.73
2019 (May through December)	Argus Houston MEH	0.2	$65.70
2020	NYMEX WTI	5.5	$60.01
2020	Argus WTI Midland	0.4	$60.00

Production Commodity Derivative Basis Swaps
Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2019	NYMEX WTI	Argus WTI Midland	5.0	$(2.22)
2019	NYMEX WTI	Argus WTI Houston	0.6	$3.75
2020	NYMEX WTI	Argus WTI Midland	2.6	$(0.46)

Changes in the fair value of derivative contracts from December 31, 2018 to March 31, 2019, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2018	$122.5
Contracts settled	5.9
Change in oil prices on futures markets	97.4
Contracts added	(280.9)
Net fair value of oil derivative contracts outstanding at March 31, 2019	$(55.1)

The following table shows the sensitivity of the fair value of oil derivative contracts to changes in the market price of oil and basis differentials:

March 31, 2019
(in millions)
Net fair value – asset (liability)	$(55.1)
Fair value if market prices of oil and basis differentials decline by 10%	$(49.6)
Fair value if market prices of oil and basis differentials increase by 10%	$(60.6)

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $5.5 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $5.5 million as of March 31, 2019. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company's commodity derivative transactions, refer to Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company's revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. At March 31, 2019, the Company had no borrowings outstanding under its revolving credit facility. If interest rates were to increase or decrease 10% during the three months ended March 31, 2019, at our average level of borrowing for those same periods, the Company's interest expense would increase or decrease by $0.2 million for the three months ended March 31, 2019, or less than 1% of total interest expense.

The remaining $2,099.3 million of the Company's debt is senior notes with fixed interest rates; therefore, it is not affected by interest rate movements. For additional information regarding the Company's debt instruments, refer to Note 10 – Debt, in Item I of Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The quarterly report contains information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	our strategic initiatives to maximize shareholder value, including through a merger or sale of the Company or other transaction involving the Company's assets;

•	plans to reduce general and administrative expense significantly;

•	timing of the implementation of organizational changes;

•	expected costs associated with contractual termination benefits, including severance and accelerated vesting of share-based compensations, as part of the strategic initiatives;

•	resolution of asserted title defects with respect to the Haynesville divestiture;

•	reducing operating and per well drilling costs and managing liquidity;

•	plans to grow oil and condensate production;

•	drilling and completion plans and strategies;

•	adding additional acreage in our operating areas;

•	adequacy of procedures implemented to protect against credit-related losses;

•	expectations and assumptions regarding oil, gas and NGL prices, including volatility and effects on our business;

•	our ability to meet delivery and sales commitments;

•	impact of potential activist shareholders to our operations, personnel retention, strategies and costs;

•	the unfunded status of our pension plan;

•	estimates of future liability for deficiency charges in connection with the divestiture of our assets in Pinedale;

•	the conditions impacting the timing and amount of share repurchases under our share repurchase program;

•	the adjustments made to GAAP measures to arrive at non-GAAP measures and the usefulness of non-GAAP financial measures;

•	solid base for growth in production and reserves provided by our inventory of drilling locations;

•	our balance sheet and sufficient liquidity providing for the ability to grow oil and condensate production and achieve our strategic initiatives;

•	adjustments to our capital investment program based on a variety of factors; including an evaluation of drilling and completion activities and drilling results;

•	amount and allocation of forecasted capital expenditures (excluding property acquisitions) and plans and sources for funding operations and capital investments;

•	impact of lower or higher commodity prices and interest rates;

•	potential for asset impairments and factors impacting impairment amounts;

•	fair value estimates and related assumptions and assessment of the sensitivity of changes in assumptions and critical accounting estimates, including estimated asset retirement obligations;

•	critical accounting estimates, including assets retirement obligations;

•	impact of global geopolitical and macroeconomic events and monitoring of such events;

•	plans regarding derivative contracts, including the volumes utilized, and the anticipated benefits derived there from;

•	outcome and impact of various claims;

•	expected cost savings and other efficiencies from multi-well pad drilling, including "tank-style" development;

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

•	estimates of the amount of additional indebtedness we may incur under our revolving credit facility;

•	factors impacting ability to incur additional indebtedness;

•	off-balance sheet arrangements;

•	redemption of senior notes;

•	assumptions regarding share-based compensation;

•	settlement of performance share units and restricted share units in cash;

•	AMT credits amount and timing; and

•	our plans regarding contributions to the nonqualified retirement plan (SERP), medical plan and 401(k) plan.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Item 1A of Part I of the 2018 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q;

•	any potential impact from the announcement that the Board of Directors of the Company is conducting a review of strategic alternatives;

•	changes in oil, gas and NGL prices;

•	global geopolitical and macroeconomic factors;

•	general economic conditions, including the performance of financial markets and interest rates;

•	the risks and liabilities associated with acquired assets;

•	asset impairments;

•	liquidity constraints, including those resulting from the cost and availability of debt and equity financing;

•	drilling and completion strategies, methods and results;

•	assumptions around well density/spacing and recoverable reserves per well prove to be inaccurate;

•	changes in estimated reserve quantities;

•	changes in management's assessments as to where QEP's capital can be most profitably deployed;

•	shortages and costs of oilfield equipment, services and personnel;

•	changes in development plans;

•	lack of available pipeline, processing and refining capacity;

•	processing volumes and pipeline throughput;

•	risks associated with hydraulic fracturing;

•	the outcome of contingencies such as legal proceedings;

•	delays in obtaining permits and governmental approvals;

•	operating risks such as unexpected drilling conditions and risks inherent in the production of oil and gas;

•	weather conditions;

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

•	derivative activities;

•	potential losses or earnings reductions from our commodity price risk management programs;

•	volatility in the commodity-futures market;

•	failure of internal controls and procedures;

•	failure of our information technology infrastructure or applications to prevent a cyberattack;

•	elimination of federal income tax deductions for oil and gas exploration and development costs;

•	production, severance and property taxation rates;

•	the amount of AMT credit refunds realized;

•	tariffs on products we use in our operations on products we sell;

•	discount rates;

•	regulatory approvals and compliance with contractual obligations;

•	actions of, or inaction by federal, state, local or tribal governments, foreign countries and the Organization of Petroleum Exporting Countries;

•	lack of, or disruptions in, adequate and reliable transportation for our production;

•	competitive conditions;

•	production and sales volumes;

•	actions of operators on properties in which we own an interest but do not operate;

•	estimates of oil and gas reserve quantities;

•	reservoir performance;

•	operating costs;

•	inflation;

•	capital costs;

•	creditworthiness and performance of the Company's counterparties, including financial institutions, operating partners and other parties;

•	volatility in the securities, capital and credit markets;

•	actions by credit rating agencies and their impact on the Company;

•	changes in guidance issued related to tax reform legislation;

•	actions of activist shareholders; and

•	other factors, most of which are beyond the Company's control.

QEP undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report on
Form 10-Q, in other documents, or on the Company's website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Securities Exchange Act of 1934, as amended), as of March 31, 2019. Based on such evaluation, such officers have concluded that, as of March 31, 2019, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes with respect to the legal proceedings reported in our 2018 Form 10-K. Refer to Note 11 – Commitments and Contingencies in Item I of Part I of this Quarterly Report on Form 10-Q for additional information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are set forth in its 2018 Form 10-K. There have been no material changes to such risk factors since filing the 2018 Form 10-K, except for the risk factor below. The risks described below and in the 2018 Form 10‑K are not the only risks facing QEP. Additional risks and uncertainties not currently known to QEP or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or future results.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of QEP’s current or future debt obligations, including QEP’s revolving credit facility. Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers Association (BBA) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, QEP’s current or future debt obligations, including QEP's revolving credit facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the terms of QEP's revolving credit facility. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other "benchmarks" may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on QEP’s current or future debt obligations, including QEP's revolving credit facility.

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

During the three months ended March 31, 2019, no shares were repurchased under the previously announced plan. The following repurchases of QEP shares were made by QEP in association with vested restricted share awards withheld for taxes and pursuant to the Company's share repurchase authorization.

Period	Total shares purchased(1)	Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Remaining dollar amount that may be purchased under the plans or programs
				(in millions)
January 1, 2019 - January 31, 2019	277,392	$8.51	—	1,191.6
February 1, 2019 - February 28, 2019	1,246	$8.02	—	1,191.6
March 1, 2019 - March 31, 2019	437,685	$7.90	—	1,191.6
Total	716,323		—
 ____________________________

(1)
During the three months ended March 31, 2019, QEP purchased 716,323 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation dated May 15, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2018).

3.2
Amended and Restated Bylaws, dated effective October 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 25, 2017).

3.3
First Amendment to Amended and Restated Bylaws, dated effective January 11, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 K, filed with the Securities and Exchange Commission on January 14, 2019).

31.1*	Certification signed by Timothy J. Cutt, QEP Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification signed by Richard J. Doleshek, QEP Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification signed by Timothy J. Cutt and Richard J. Doleshek, QEP Resources, Inc.'s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
____________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QEP RESOURCES, INC.
(Registrant)

April 24, 2019	/s/ Timothy J. Cutt
Timothy J. Cutt,
President and Chief Executive Officer

April 24, 2019	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President and Chief Financial Officer