Form 10-Q
period 2019-09-30
QEP RESOURCES, INC.
filed 2019-10-23
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At September 30, 2019, there were 237,791,780 shares of the registrant's common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$305.6	$544.0	$875.8	$1,474.1
Other revenues	1.8	3.8	7.1	11.8
Purchased oil and gas sales	0.1	13.0	1.4	36.2
Total Revenues	307.5	560.8	884.3	1,522.1
OPERATING EXPENSES
Purchased oil and gas expense	0.1	13.3	1.5	38.6
Lease operating expense	38.3	64.6	135.5	203.6
Transportation and processing costs	18.0	28.0	38.8	93.2
Gathering and other expense	3.1	4.6	9.9	10.8
General and administrative	29.6	48.3	124.4	164.2
Production and property taxes	20.0	37.4	67.6	103.9
Depreciation, depletion and amortization	144.2	234.9	395.5	673.6
Exploration expenses	—	—	—	0.1
Impairment	—	—	5.0	404.4
Total Operating Expenses	253.3	431.1	778.2	1,692.4
Net gain (loss) from asset sales, inclusive of restructuring costs	(2.1)	27.1	2.5	26.7
OPERATING INCOME (LOSS)	52.1	156.8	108.6	(143.6)
Realized and unrealized gains (losses) on derivative contracts (Note 7)	87.4	(108.0)	(55.8)	(240.3)
Interest and other income (expense)	0.9	(0.3)	4.6	(4.1)
Interest expense	(32.8)	(38.7)	(100.0)	(111.9)
INCOME (LOSS) BEFORE INCOME TAXES	107.6	9.8	(42.6)	(499.9)
Income tax (provision) benefit	(26.6)	(2.5)	55.7	117.6
NET INCOME (LOSS)	$81.0	$7.3	$13.1	$(382.3)

Earnings (loss) per common share
Basic	$0.34	$0.03	$0.06	$(1.60)
Diluted	$0.34	$0.03	$0.06	$(1.60)

Weighted-average common shares outstanding
Used in basic calculation	237.9	236.9	237.7	238.3
Used in diluted calculation	237.9	237.0	237.7	238.3

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$81.0	$7.3	$13.1	$(382.3)
Other comprehensive income (loss), net of tax:
Fair value of plan assets adjustment(1)	—	—	—	0.3
Pension and other postretirement plans adjustments:
Amortization of prior service costs(2)	0.1	0.2	0.2	0.4
Amortization of actuarial losses(3)	—	0.1	0.1	0.5
Net curtailment(4)	—	—	(0.3)	—
Other comprehensive income (loss)	0.1	0.3	—	1.2
Comprehensive income (loss)	$81.1	$7.6	$13.1	$(381.1)
____________________________

(1)	Adjustment recorded during the nine months ended September 30, 2018, related to a change in the fair value of plan assets as of December 31, 2017.

(2)	Presented net of income tax expense of $0.1 million for the nine months ended September 30, 2018.

(3)	Presented net of income tax benefit of $0.1 million and expense of $0.1 million for the three and nine months ended September 30, 2018, respectively.

(4)	Presented net of income tax benefit of $0.1 million for the nine months ended September 30, 2019.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$92.4	$—
Accounts receivable, net	104.3	104.3
Income tax receivable	75.5	75.9
Fair value of derivative contracts	69.8	87.5
Prepaid expenses and other current assets	8.1	12.9
Total Current Assets	350.1	280.6
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	9,416.9	9,096.9
Unproved properties	698.3	705.5
Gathering and other	162.7	167.7
Materials and supplies	19.3	29.9
Total Property, Plant and Equipment	10,297.2	10,000.0
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	5,153.3	4,882.4
Gathering and other	58.5	58.1
Total Accumulated Depreciation, Depletion and Amortization	5,211.8	4,940.5
Net Property, Plant and Equipment	5,085.4	5,059.5
Fair value of derivative contracts	23.2	35.4
Operating lease right-of-use assets, net	57.4	—
Other noncurrent assets	54.5	49.6
Noncurrent assets held for sale	—	692.7
TOTAL ASSETS	$5,570.6	$6,117.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$0.7	$14.6
Accounts payable and accrued expenses	206.2	258.1
Production and property taxes	17.7	24.1
Current portion of long term debt	51.7	—
Interest payable	33.0	32.4
Fair value of derivative contracts	0.8	—
Current operating lease liabilities	18.4	—
Asset retirement obligations	6.7	5.1
Total Current Liabilities	335.2	334.3
Long-term debt	2,029.4	2,507.1
Deferred income taxes	208.0	269.2
Asset retirement obligations	95.5	96.9
Fair value of derivative contracts	0.4	0.7
Operating lease liabilities	45.3	—
Other long-term liabilities	86.8	97.4
Other long-term liabilities held for sale	—	61.3
Commitments and contingencies (Note 11)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 242.1 million and 239.8 million shares issued, respectively	2.4	2.4
Treasury stock – 4.3 million and 3.1 million shares, respectively	(54.8)	(45.6)
Additional paid-in capital	1,451.9	1,431.9
Retained earnings	1,384.8	1,376.5
Accumulated other comprehensive income (loss)	(14.3)	(14.3)
Total Common Shareholders' Equity	2,770.0	2,750.9
TOTAL LIABILITIES AND EQUITY	$5,570.6	$6,117.8

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at June 30, 2019	242.0	$2.4	(4.1)	$(53.6)	$1,446.3	$1,308.6	$(14.4)	$2,689.3
Net income (loss)	—	—	—	—	—	81.0	—	81.0
Cash dividends declared, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	0.1	—	(0.2)	(1.2)	5.6	—	—	4.4
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2019	242.1	$2.4	(4.3)	$(54.8)	$1,451.9	$1,384.8	$(14.3)	$2,770.0

Balance at December 31, 2018	239.8	$2.4	(3.1)	$(45.6)	$1,431.9	$1,376.5	$(14.3)	$2,750.9
Net income (loss)	—	—	—	—	—	13.1	—	13.1
Cash dividends declared, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	2.3	—	(1.2)	(9.2)	20.0	—	—	10.8
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	—	—
Balance at September 30, 2019	242.1	$2.4	(4.3)	$(54.8)	$1,451.9	$1,384.8	$(14.3)	$2,770.0

Balance at June 30, 2018	239.7	$2.4	(2.7)	$(41.2)	$1,415.7	$1,994.7	$(10.2)	$3,361.4
Net income (loss)	—	—	—	—	—	7.3	—	7.3
Common stock repurchased and retired	—	—	—	—	—	—	—	—
Share-based compensation	0.1	—	(0.3)	(3.0)	8.9	—	—	5.9
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.3	0.3
Balance at September 30, 2018	239.8	$2.4	(3.0)	$(44.2)	$1,424.6	$2,002.0	$(9.9)	$3,374.9

Balance at December 31, 2017	243.0	$2.4	(2.0)	$(34.2)	$1,398.2	$2,442.6	$(11.1)	$3,797.9
Net income (loss)	—	—	—	—	—	(382.3)	—	(382.3)
Common stock repurchased and retired	(6.2)	(0.1)	—	—	—	(58.3)	—	(58.4)
Share-based compensation	3.0	0.1	(1.0)	(10.0)	26.4	—	—	16.5
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	1.2	1.2
Balance at September 30, 2018	239.8	$2.4	(3.0)	$(44.2)	$1,424.6	$2,002.0	$(9.9)	$3,374.9

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$13.1	$(382.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	395.5	673.6
Deferred income taxes (benefit)	(61.2)	(119.6)
Impairment	5.0	404.4
Non-cash share-based compensation	16.2	24.0
Amortization of debt issuance costs and discounts	4.0	4.0
Net (gain) loss from asset sales, inclusive of restructuring costs	(2.5)	(26.7)
Unrealized (gains) losses on marketable securities	(2.8)	(1.1)
Unrealized (gains) losses on derivative contracts	29.0	113.2
Changes in operating assets and liabilities	(54.3)	(14.6)
Net Cash Provided by (Used in) Operating Activities	342.0	674.9
INVESTING ACTIVITIES
Property acquisitions	(3.6)	(48.3)
Property, plant and equipment, including exploratory well expense	(465.2)	(1,032.1)
Proceeds from disposition of assets	676.5	217.5
Net Cash Provided by (Used in) Investing Activities	207.7	(862.9)
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(13.9)	(28.7)
Long-term debt issuance costs paid	—	(0.1)
Proceeds from credit facility	56.0	2,616.0
Repayments of credit facility	(486.0)	(2,329.5)
Common stock repurchased and retired	—	(58.4)
Treasury stock repurchases	(7.0)	(7.8)
Dividends paid	(4.8)	—
Other capital contributions	—	0.3
Net Cash Provided by (Used in) Financing Activities	(455.7)	191.8
Change in cash, cash equivalents and restricted cash(1)	94.0	3.8
Beginning cash, cash equivalents and restricted cash(1)	28.1	23.4
Ending cash, cash equivalents and restricted cash(1)	$122.1	$27.2

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$94.1	$100.2
Cash paid for income taxes, net	$5.0	$0.3
Cash paid for amounts included in the measurement of lease liabilities	$14.5	$—
Non-cash Operating Activities:
Right-of-use assets obtained in exchange for operating lease obligations	$11.1	$—
Non-cash Investing Activities:
Change in capital expenditure accruals and other non-cash adjustments	$0.8	$(43.9)
____________________________

(1)	Refer to Cash, Cash Equivalents and Restricted Cash in Note 1 – Basis of Presentation.

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

The preparation of the Condensed Consolidated Financial Statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain prior period balances on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company's net income (loss), earnings (loss) per share or retained earnings previously reported.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2019, QEP recorded impairment charges of $5.0 million related to an office building lease.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents primarily consist of highly liquid investments in securities with original maturities of three months or less made through commercial bank accounts that result in available funds the next business day. Restricted cash are funds that are legally or contractually reserved for a specific purpose and therefore not available for immediate or general business use.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$92.4	$—
Restricted cash(1)	29.7	27.2
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$122.1	$27.2
_______________________
(1) As of September 30, 2019 and 2018, the restricted cash balance is cash held in an escrow account related to a title dispute between outside parties in the Williston Basin, and the restricted cash balance is recorded within "Other noncurrent assets" on the Condensed Consolidated Balance Sheets.

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

The following tables present QEP's revenues that are disaggregated by revenue source and by geographic area. Transportation and processing costs in the following table are not all of the transportation and processing costs that QEP incurs, only the expenses that are netted against revenues pursuant to ASC Topic 606, Revenue Recognition.

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Three Months Ended September 30, 2019
Northern Region
Williston Basin	$88.9	$5.5	$2.4	$(7.0)	$89.8
Other Northern	—	0.1	0.1	—	0.2
Southern Region
Permian Basin	209.9	3.4	9.4	(7.2)	215.5
Other Southern	—	0.1	—	—	0.1
Total oil and condensate, gas and NGL sales	$298.8	$9.1	$11.9	$(14.2)	$305.6

	Three Months Ended September 30, 2018
Northern Region
Williston Basin	$203.4	$12.0	$19.2	$(12.3)	$222.3
Uinta Basin	7.3	6.8	1.4	—	15.5
Other Northern	1.1	0.5	0.1	—	1.7
Southern Region
Permian Basin	204.0	5.4	21.3	(3.5)	227.2
Haynesville/Cotton Valley	0.2	76.9	—	—	77.1
Other Southern	0.1	0.1	—	—	0.2
Total oil and condensate, gas and NGL sales	$416.1	$101.7	$42.0	$(15.8)	$544.0

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Nine Months Ended September 30, 2019
Northern Region
Williston Basin	$306.3	$25.5	$15.6	$(26.0)	$321.4
Other Northern	0.9	0.4	0.1	—	1.4
Southern Region
Permian Basin	526.7	7.4	27.4	(14.7)	546.8
Other Southern	0.1	6.1	—	—	6.2
Total oil and condensate, gas and NGL sales	$834.0	$39.4	$43.1	$(40.7)	$875.8

	Nine Months Ended September 30, 2018
Northern Region
Williston Basin	$571.5	$30.2	$45.7	$(32.9)	$614.5
Uinta Basin	25.2	24.8	4.8	—	54.8
Other Northern	3.9	1.7	—	—	5.6
Southern Region
Permian Basin	524.1	13.2	37.7	(8.0)	567.0
Haynesville/Cotton Valley	0.8	231.2	—	—	232.0
Other Southern	(0.2)	0.4	—	—	0.2
Total oil and condensate, gas and NGL sales	$1,125.3	$301.5	$88.2	$(40.9)	$1,474.1

Note 3 – Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2019, QEP acquired various oil and gas properties, which primarily included proved leasehold acreage in the Permian Basin for an aggregate purchase price of $3.6 million, subject to post-closing purchase price adjustments.

During the nine months ended September 30, 2018, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million. Of the $48.3 million, $37.6 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 acquisition of oil and gas properties in the Permian Basin (the 2017 Permian Basin Acquisition) on substantially the same terms and conditions as the 2017 Permian Basin Acquisition.

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

Haynesville/Cotton Valley Divestiture

In January 2019, QEP closed the sale of its assets in Haynesville/Cotton Valley (Haynesville Divestiture), and in July 2019 QEP reached final settlement on asserted title defects. QEP received net cash proceeds of $633.9 million during the nine months ended September 30, 2019. The total pre-tax loss on sale was $4.0 million, of which $1.0 million was recognized during the nine months ended September 30, 2019, within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations. Included in the $1.0 million pre-tax loss on sale is $1.4 million of restructuring costs related to the Haynesville Divestiture. Refer to Note 9 – Restructuring for more information. As of December 31, 2018, it was deemed unlikely that there will be any significant changes to the Haynesville Divestiture, and therefore the assets and liabilities associated with the Haynesville Divestiture were classified as noncurrent assets and liabilities held for sale, on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2019, QEP accounted for revenues and expenses related to Haynesville/Cotton Valley, including the pre-tax loss on sale of $1.0 million, as income from continuing operations on the Condensed Consolidated Statements of Operations because the Haynesville Divestiture did not cause a strategic shift for the Company and therefore did not qualify as discontinued operations under ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. During the three months ended September 30, 2019, QEP recorded a net loss before income taxes related to the divested Haynesville/Cotton Valley properties of $0.2 million, which includes a pre-tax loss on sale of $0.3 million. During the nine months ended September 30, 2019, QEP recorded net income before income taxes related to the divested Haynesville/Cotton Valley properties of $3.1 million, which includes the pre-tax loss on sale of $1.0 million. For the three and nine months ended September 30, 2018, QEP recorded net income before income taxes related to the divested Haynesville/Cotton Valley properties of $18.0 million and $37.7 million, respectively.

The following table presents the carrying amounts of the major classes of assets and liabilities related to the Haynesville Divestiture classified as noncurrent assets and liabilities held for sale on the Condensed Consolidated Balance Sheets:

December 31, 2018(1)
(in millions)
Assets
Current assets, total	$1.2
Net Property, Plant and Equipment	683.7
Other noncurrent assets	7.8
Noncurrent assets held for sale	$692.7
Liabilities
Current liabilities, total	$3.4
Asset retirement obligations, current	0.7
Asset retirement obligations, long-term	56.9
Other long-term liabilities	0.3
Other long-term liabilities held for sale	$61.3

____________________________

(1)	The Haynesville Divestiture closed in January 2019, therefore there are no assets and liabilities held for sale as of September 30, 2019.

Uinta Basin Divestiture

In September 2018, QEP sold its natural gas and oil producing properties, undeveloped acreage and related assets located in the Uinta Basin for net cash proceeds of $153.0 million (Uinta Basin Divestiture). During the nine months ended September 30, 2019, QEP recorded a pre-tax loss on sale of $0.2 million due to post-closing purchase price adjustments, which were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs". For the three and nine months ended September 30, 2018, QEP recorded a net loss before income taxes related to the divested Uinta Basin assets of $4.4 million and $419.3 million, respectively, which both include a pre-tax loss on sale of $12.4 million. The net loss before income taxes was primarily due to an impairment charge on proved and unproved properties of $402.8 million recognized as a result of signing the purchase and sale agreement.

Other Divestitures

During the nine months ended September 30, 2019, QEP received net cash proceeds of $42.7 million and recorded a net pre-tax gain on sale of $3.7 million, primarily related to the divestiture of properties outside its main operating areas and the sale of corporate equipment.

During the nine months ended September 30, 2018, QEP received net cash proceeds of $64.5 million and recorded a pre-tax gain on sale of $39.1 million, primarily related to the divestiture of properties outside its main operating areas in the Uinta Basin, Pinedale and Other Northern area, and the sale of an underground gas storage facility.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings (loss) per common share. During the three and nine months ended September 30, 2019 and 2018 there were no anti-dilutive shares.

The following is a reconciliation of the components of basic and diluted shares used in the EPS calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Weighted-average basic common shares outstanding	237.9	236.9	237.7	238.3
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	—	0.1	—	—
Average diluted common shares outstanding	237.9	237.0	237.7	238.3

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

The Condensed Consolidated Balance Sheet line items of QEP's ARO liability are presented in the table below:

	Asset Retirement Obligations
	September 30,	December 31,
	2019	2018
Balance Sheet line item	(in millions)
Current:
Asset retirement obligations, current liability	$6.7	$5.1
Long-term:
Asset retirement obligations	95.5	96.9
Other long-term liabilities held for sale	—	57.6
Total ARO Liability	$102.2	$159.6

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
(in millions)
ARO liability at January 1, 2019	$159.6
Accretion	4.1
Additions	0.8
Revisions	(0.3)
Liabilities related to assets sold(1)	(60.7)
Liabilities settled	(1.3)
ARO liability at September 30, 2019	$102.2

_______________________

(1)
Liabilities related to assets sold during the nine months ended September 30, 2019, includes $57.6 million related to the Haynesville Divestiture (refer to Note 3 – Acquisitions and Divestitures for more information).

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

The fair value of financial assets and liabilities at September 30, 2019 and December 31, 2018, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets	September 30, 2019
Fair value of derivative contracts – short-term	$—	$69.8	$—	$—	$69.8
Fair value of derivative contracts – long-term	—	23.2	—	—	23.2
Total financial assets	$—	$93.0	$—	$—	$93.0

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$0.8	$—	$—	$0.8
Fair value of derivative contracts – long-term	—	0.4	—	—	0.4
Total financial liabilities	$—	$1.2	$—	$—	$1.2

	December 31, 2018
Financial Assets
Fair value of derivative contracts – short-term(2)	$—	$88.2	$—	$(0.4)	$87.8
Fair value of derivative contracts – long-term	—	35.4	—	—	35.4
Total financial assets	$—	$123.6	$—	$(0.4)	$123.2

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$0.4	$—	$(0.4)	$—
Fair value of derivative contracts – long-term	—	0.7	—	—	0.7
Total financial liabilities	$—	$1.1	$—	$(0.4)	$0.7

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

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	September 30, 2019		December 31, 2018
Financial Assets	(in millions)
Cash and cash equivalents	$92.4	$92.4	$—	$—
Financial Liabilities
Checks outstanding in excess of cash balances	$0.7	$0.7	$14.6	$14.6
Total debt outstanding	$2,081.1	$1,959.1	$2,507.1	$2,350.5

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

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company utilizes fair value on a periodic basis, at least annually, to review its proved oil and gas properties and operating lease right-of-use assets for potential impairment when events and changes in circumstances indicate that the carrying amount of such property may not be recoverable. The fair value of property is measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value. If a range is estimated for the amount of future cash flows, the fair value of property is measured utilizing a probability-weighted approach in which the likelihood of possible outcomes is taken into consideration. Given the unobservable nature of the inputs, fair value calculations associated with long-term operating lease right-of-use assets and proved oil and gas property impairments are considered Level 3 within the fair value hierarchy. During the nine months ended September 30, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease. During the nine months ended September 30, 2018, the Company recorded impairments on certain proved oil and gas properties, primarily in the Uinta Basin, of $397.6 million, resulting in a reduction of the associated carrying amount to fair value.

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

QEP uses commodity derivative instruments known as fixed-price swaps, basis swaps or costless collars to realize a known price or price range for a specific volume of production delivered into a regional sales point. QEP's commodity derivative instruments do not require the physical delivery of oil or gas between the parties at settlement. All transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the contract volume, for the settlement period. Oil price derivative instruments are typically structured as NYMEX fixed-price swaps based at Cushing, Oklahoma. QEP has also entered into oil price derivative swaps that use Intercontinental Exchange, Inc. (ICE) Brent or regional price indices as the reference price. Gas price derivative instruments are typically structured as fixed-price swaps or collars at NYMEX Henry Hub or regional price indices. QEP also enters into oil basis swaps to achieve a fixed-price swap for a portion of its oil sales at prices that reference specific regional index prices.

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

Derivative Contracts – Production
The following table presents QEP's volumes and average prices for its commodity derivative swap contracts as of September 30, 2019:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2019	NYMEX WTI	3.6	$55.44
2019	ICE Brent	0.5	$66.73
2019	Argus WTI Midland	0.2	$54.60
2019	Argus WTI Houston	0.1	$65.70
2020	NYMEX WTI	11.3	$58.29
2020	Argus WTI Midland	1.5	$57.30
2020 (January - June)	Argus WTI Houston	1.0	$60.06

QEP uses oil basis swaps, combined with NYMEX WTI fixed-price swaps, to achieve fixed price swaps for the location at which it physically sells its production. The following table presents details of QEP's oil basis swaps as of September 30, 2019:

Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2019	NYMEX WTI	Argus WTI Midland	1.7	$(2.22)
2019	NYMEX WTI	Argus WTI Houston	0.5	$3.69
2020	NYMEX WTI	Argus WTI Midland	6.2	$0.13
2020 (January - June)	NYMEX WTI	Argus WTI Houston	0.4	$3.75

QEP Derivative Financial Statement Presentation
The following table identifies the Condensed Consolidated Balance Sheet location of QEP's outstanding derivative contracts on a gross contract basis as opposed to the net contract basis presentation on the Condensed Consolidated Balance Sheets and the related fair values at the balance sheet dates:

		Gross asset derivative instruments fair value		Gross liability derivative instruments fair value
	Balance Sheet line item	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current:		(in millions)
Commodity(1)	Fair value of derivative contracts	$69.8	$88.2	$0.8	$0.4
Long-term:
Commodity	Fair value of derivative contracts	23.2	35.4	0.4	0.7
Total derivative instruments		$93.0	$123.6	$1.2	$1.1

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

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the Condensed Consolidated Statements of Operations are summarized in the following table:

	Three Months Ended		Nine Months Ended
Derivative contracts	September 30,		September 30,
	2019	2018(2)	2019(1)	2018(2)
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Oil derivative contracts	$(4.9)	$(41.7)	$(23.9)	$(138.0)
Gas derivative contracts	—	3.3	(2.9)	10.6
Gas Storage
Gas derivative contracts	—	—	—	0.3
Realized gains (losses) on commodity derivative contracts	(4.9)	(38.4)	(26.8)	(127.1)
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	92.3	(60.6)	(30.5)	(88.1)
Gas derivative contracts	—	(3.1)	(0.3)	(18.9)
Gas Storage
Gas derivative contracts	—	—	—	(0.3)
Unrealized gains (losses) on commodity derivative contracts	92.3	(63.7)	(30.8)	(107.3)
Total realized and unrealized gains (losses) on commodity derivative contracts related to production and storage	$87.4	$(102.1)	$(57.6)	$(234.4)

Derivatives associated with divestitures
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	$—	$(2.7)	$—	$(2.7)
Gas derivative contracts	—	—	1.8	—
NGL derivative contracts	—	(3.2)	—	(3.2)
Unrealized gains (losses) on commodity derivative contracts related to divestitures	$—	$(5.9)	$1.8	$(5.9)

Total realized and unrealized gains (losses) on commodity derivative contracts	$87.4	$(108.0)	$(55.8)	$(240.3)

_______________________

(1)
During the nine months ended September 30, 2019, the unrealized gains (losses) on commodity derivative contracts related to the Haynesville Divestiture were comprised of derivatives included as part of the Haynesville/Cotton Valley purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in January 2019. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Haynesville Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

(2)
During the three and nine months ended September 30, 2018, the unrealized gains (losses) on commodity derivative contracts related to the Uinta Basin Divestiture were comprised of derivatives included as a part of the Uinta Basin purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in September 2018. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Uinta Basin Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations.

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
QEP determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the Condensed Consolidated Balance Sheets as “Operating lease right-of-use assets, net” with offsetting liabilities recorded as “Current operating lease liabilities” and “Operating lease liabilities.” QEP recognizes a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant, or equipment (PP&E), the contract terms are dependent on the use of the PP&E, and QEP has the ability or right to operate the PP&E or to direct others to operate the PP&E and receive the majority of the economic benefits of the assets. As of September 30, 2019, QEP does not have any financing leases.

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019(1)	September 30, 2019(1)
Lease Cost included in the Condensed Consolidated Balance Sheets	(in millions)
Property, Plant and Equipment acquisitions(2)	$2.5	$11.3

	Three Months Ended	Nine Months Ended
	September 30, 2019(1)	September 30, 2019(1)
Lease Cost included in the Condensed Consolidated Statement of Operations	(in millions)
Lease operating expense	$2.9	$9.0
Gathering and other expense	2.0	5.8
General and administrative	1.3	4.5

Total lease cost	$8.7	$30.6
 ____________________________

(1)
Prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective method for the new lease recognition rule. Refer to Note 1 – Basis of Presentation for additional information.

(2)
Represents short-term lease capital expenditures related to drilling rigs for the three and nine months ended September 30, 2019. These costs are capitalized as a part of "Proved properties" on the Condensed Consolidated Balance Sheets.

Lease term and discount rate related to the Company's leases are as follows:

September 30, 2019(1)
Weighted-average remaining lease term (years)	3.4
Weighted-average discount rate	7.7%

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

Restructuring costs recognized are summarized below:

	Total recognized	Recognized in "General and administrative"	Recognized in "Net gain (loss) from asset sales, inclusive of restructuring costs"	Recognized in "Interest and other income (expense)"
	Three Months Ended September 30, 2019
	(in millions)
Termination benefits	$4.3	$4.3	$—	$—
Accelerated share-based compensation(1)	1.6	1.6	—	—
Retention expense (including share-based compensation)	4.5	4.5	—	—
Total restructuring costs	$10.4	$10.4	$—	$—

	Nine Months Ended September 30, 2019

Termination benefits	$11.0	$10.9	$0.1	$—
Office lease termination costs	0.6	0.6	—	—
Accelerated share-based compensation(1)	11.3	9.8	1.5	—
Retention expense (including share-based compensation)	15.4	15.4	—	—
Pension and Medical Plan curtailment	(0.4)	—	(0.2)	(0.2)
Total restructuring costs	$37.9	$36.7	$1.4	$(0.2)

	Three Months Ended September 30, 2018
Termination benefits	$6.7	$5.3	$1.4	—
Office lease termination costs	0.7	0.7	—	—
Accelerated share-based compensation	3.2	1.0	2.2	—
Retention expense (including share-based compensation)	5.8	5.8	—	—
Pension and Medical Plan curtailment	0.3	—	—	0.3
Total restructuring costs	$16.7	$12.8	$3.6	$0.3

	Nine Months Ended September 30, 2018
Termination benefits	$13.7	$10.4	$3.3	—
Office lease termination costs	1.0	1.0	—	—
Accelerated share-based compensation	7.2	5.0	2.2	—
Retention expense (including share-based compensation)	13.8	13.8	—	—
Pension and Medical Plan curtailment	0.3	—	—	0.3
Total restructuring costs	$36.0	$30.2	$5.5	$0.3

 ____________________________

(1)
Accelerated share-based compensation represents the additional expense or loss recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. Total accelerated share based compensation was $3.5 million and $25.2 million for the three and nine months ended September 30, 2019, respectively, and was determined based on the contractual vesting date, with $1.6 million and $11.3 million recognized during the three and nine months ended September 30, 2019, respectively, as shown above, and the remaining amount recognized in prior periods.

	Costs recognized from inception through September 30, 2019(1)	Total remaining costs expected to be incurred
	(in millions)
Termination benefits	$43.2	$—	(2)
Office lease termination costs	1.6	—	(2)
Accelerated share-based compensation	22.6	—	(2)
Retention expense (including share-based compensation)	34.2	5.0
Pension and Medical Plan curtailment	(0.2)	—	(2)
Total restructuring costs	$101.4	$5.0
 ____________________________

(1)	Represents costs incurred since February 2018 when QEP's Board of Directors approved certain strategic and financial initiatives.

(2)	Due to the nature of the strategic initiatives, as of September 30, 2019, the Company is not able to reasonably estimate the total cost to be incurred in connection with these restructurings.

The following table is a reconciliation of QEP's restructuring liability, which is included within "Accounts payable and accrued expenses" on the Condensed Consolidated Balance Sheets.

	Restructuring liability
	Termination benefits	Office lease termination costs	Accelerated share-based compensation	Retention expense	Pension curtailment	Total
	(in millions)
Balance at December 31, 2018	$19.5	$—	$—	$10.8	$—	$30.3
Costs incurred and charged to expense	11.0	0.6	11.3	15.4	(0.4)	37.9
Costs paid or otherwise settled	(28.3)	(0.6)	(11.3)	(23.6)	0.4	(63.4)
Balance at September 30, 2019	$2.2	$—	$—	$2.6	$—	$4.8

Note 10 – Debt

As of the indicated dates, the principal amount of QEP's debt consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Revolving Credit Facility due 2022	$—	$430.0
6.80% Senior Notes due 2020	51.7	51.7
6.875% Senior Notes due 2021	397.6	397.6
5.375% Senior Notes due 2022	500.0	500.0
5.25% Senior Notes due 2023	650.0	650.0
5.625% Senior Notes due 2026	500.0	500.0
Less: unamortized discount and unamortized debt issuance costs	(18.2)	(22.2)
Total principal amount of debt (including current portion)	2,081.1	2,507.1
Less: current portion of long-term debt	(51.7)	—
Total long-term debt outstanding	$2,029.4	$2,507.1

Of the total debt outstanding on September 30, 2019, the 6.80% Senior Notes due March 1, 2020, the 6.875% Senior Notes due March 1, 2021, the 5.375% Senior Notes due October 1, 2022 and the 5.25% Senior Notes due May 1, 2023, will mature within the next five years. In addition, the revolving credit facility matures on September 1, 2022.

Credit Facility
QEP's unsecured revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement governing QEP's credit facility contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement) and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.40 times through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. At September 30, 2019 and December 31, 2018, QEP was in compliance with the covenants under the credit agreement.

During the nine months ended September 30, 2019, QEP's weighted-average interest rate on borrowings from its credit facility was 4.73%. As of September 30, 2019, QEP had no borrowings outstanding and $2.9 million in letters of credit outstanding under the credit facility. As of December 31, 2018, QEP had $430.0 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility.

Senior Notes
At September 30, 2019, the Company had $2,099.3 million in principal amount of senior notes outstanding with maturities ranging from March 1, 2020 to March 1, 2026 and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of QEP's other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP's senior notes contain customary events of default and covenants that may limit QEP's ability to, among other things, place liens on its property or assets.

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

Overriding Royalty Interest Litigation – In July 2019, owners of small overriding royalty interests in certain wells in the South Antelope oil and gas field in North Dakota filed suit against QEP, alleging QEP has improperly taken deductions for post-production expenses.

In many cases, the Company is unable to make an estimate of the range of reasonably possible loss related to its contingencies. To the extent that the Company can reasonably estimate losses for contingencies where the risk of material loss (in excess of accruals, if any) is reasonably possible, the Company estimates such losses to be in a range of zero to approximately $10.0 million, in the aggregate.

Commitments

QEP has entered into contractual lease arrangements to rent office space, compressors, generators, drilling rigs and other equipment from third-party lessors. On January 1, 2019, QEP adopted ASC Topic 842, Leases, using the modified retrospective approach. Refer to Note 8 – Leases for additional information.

As of September 30, 2019, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC 842 are as follows:

Year	Amount
(in millions)
2019	$6.2
2020	$21.7
2021	$19.9
2022	$15.4
2023	$9.8
After 2023	$0.7
Less: Interest(1)	$(10.0)
Present value of lease liabilities(2)	$63.7
 ____________________________

(1)	Calculated using the estimated or stated interest rate for each lease.

(2)
Of the total present value of lease liabilities, $18.4 million was recorded in "Current operating lease liabilities" and $45.3 million was recorded in "Operating lease liabilities" on the Condensed Consolidated Balance Sheets.

As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 are as follows:

Year	Amount
(in millions)
2019	$17.4
2020	$13.8
2021	$9.1
2022	$7.4
2023	$4.5
After 2023	$—

Note 12 – Share-Based Compensation

In 2018, QEP's Board of Directors and QEP's shareholders approved the QEP Resources, Inc. 2018 Long-Term Incentive Plan (LTIP), which replaces the 2010 Long-Term Stock Incentive Plan (LTSIP) and provides for the issuance of up to 10.0 million shares such that the Board of Directors may grant long-term incentive compensation. QEP has issued stock options, restricted share awards, and restricted share units under its LTSIP or LTIP and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. Grants issued prior to May 15, 2018 were under the LTSIP and grants issued on or after May 15, 2018 are under the LTIP. QEP recognizes the expense over the vesting periods for the stock options, restricted share awards, restricted share units and performance share units. There were 8.3 million shares available for future grants under the LTIP at September 30, 2019.

Share-based compensation expense is generally recognized within "General and administrative" expense on the Condensed Consolidated Statements of Operations and is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019(1)	2018(2)	2019(1)	2018(2)
	(in millions)
Stock options	$—	$0.2	$0.3	$0.9
Restricted share awards	5.0	5.3	15.9	20.9
Performance share units	(0.9)	(2.9)	4.6	4.1
Restricted share units	—	0.1	0.2	0.2
Total share-based compensation expense	$4.1	$2.7	$21.0	$26.1

 ________________________

(1)
During the three and nine months ended September 30, 2019, the Company recorded an additional $1.6 million and $11.3 million, respectively, of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program, of which $1.5 million was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2019 and the remaining $1.6 million and $9.8 million, respectively, is included in the table above. Refer to Note 9 – Restructuring for additional information.

(2)
During the three and nine months ended September 30, 2018, the Company recorded an additional $3.2 million and $7.2 million, respectively of share-based compensation expense, related to the acceleration of vesting that occurred as part of the restructuring program, of which $2.2 million was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2018 and the remaining $1.0 million and $5.0 million, respectively, is included in the table above. Refer to Note 9 – Restructuring for additional information.

Stock Options
QEP uses the Black-Scholes-Merton mathematical model to estimate the fair value of stock option awards at the date of grant. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended for calculating the value of stock options not traded on an exchange. The Company utilizes the "simplified" method to estimate the expected term of the stock options granted as there is limited historical exercise data available in estimating the expected term of the stock options. QEP uses a historical volatility method to estimate the fair value of stock option awards and the risk-free interest rate is based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the stock options. The stock options typically vest in equal installments over three years from the grant date and are exercisable immediately upon vesting through the seventh anniversary of the grant date. To fulfill options exercised, QEP either reissues treasury stock or issues new shares. The Company recognizes forfeitures of stock options as they occur. During the nine months ended September 30, 2019, QEP did not issue stock options.

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2018	2,098,933	$22.27
Cancelled	(292,921)	30.82
Outstanding at September 30, 2019	1,806,012	$20.88	2.56	$—
Options Exercisable at September 30, 2019	1,761,836	$21.00	2.52	$—
Unvested Options at September 30, 2019	44,176	$16.32	4.41	$—

During the nine months ended September 30, 2019 there were no exercises of stock options. As of September 30, 2019, $0.1 million of unrecognized compensation expense related to stock options granted under the LTSIP is expected to be recognized over a weighted-average vesting period of 0.54 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Restricted Share Awards
Restricted share award grants typically vest in equal installments over three years from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The Company recognizes restricted share forfeitures as they occur. The total fair value of restricted share awards that vested during the nine months ended September 30, 2019 and 2018 was $29.6 million and $30.7 million, respectively. The weighted-average grant date fair value of restricted share awards was $7.79 per share and $9.56 per share for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, $13.8 million of unrecognized compensation expense related to restricted share awards granted under the LTSIP and LTIP is expected to be recognized over a weighted-average vesting period of 2.15 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share awards under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	3,822,133	$10.76
Granted	2,330,254	7.79
Vested	(2,780,285)	10.66
Forfeited	(239,489)	9.15
Unvested balance at September 30, 2019	3,132,613	$8.76

Performance Share Units
The payouts associated with performance share units are dependent upon the Company's total shareholder return compared to a group of its peers over three years. The awards are denominated in share units and have historically been paid in cash. The Company has the option to settle earned awards in cash or shares of common stock under the Company's LTIP; however, as of September 30, 2019, the Company expects to settle all awards in cash under the CIP. These awards are classified as liabilities and are included within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. As these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The Company paid $12.1 million and $2.0 million for vested performance share units during the nine months ended September 30, 2019 and 2018, respectively. The weighted-average grant date fair value of the performance share units granted during the nine months ended September 30, 2019 and 2018 was $7.93 and $9.55 per share, respectively. As of September 30, 2019, $2.6 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.16 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	1,559,312	$11.47
Granted	614,633	7.93
Vested and paid	(1,206,165)	10.68
Unvested balance at September 30, 2019	967,780	$9.50

Restricted Share Units
Employees may elect to defer their grants of restricted share awards and these deferred awards are designated as restricted share units. Restricted share units vest over three years and are deferred into the Company's nonqualified, unfunded deferred compensation plan at the time of vesting. These awards are ultimately paid in cash. They are classified as liabilities in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $7.90 and $9.55 per share for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, $0.1 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted, is expected to be recognized over a weighted-average vesting period of 1.22 years. The weighted-average vesting period may be reduced due to accelerated vestings under the restructuring program. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share units under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2018	42,675	$10.47
Granted	37,498	7.90
Vested and paid	(47,807)	10.04
Unvested balance at September 30, 2019	32,366	$8.13

Note 13 – Employee Benefits

Pension and Other Postretirement Benefits
The Company provides pension and other postretirement benefits to certain employees through three retiree benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan).

The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. During the nine months ended September 30, 2019, the Company made contributions of $5.0 million to the Pension Plan and does not expect to make any additional contributions during the remainder of 2019. Contributions to the Pension Plan increase plan assets. The Pension Plan was amended in June 2015 and was frozen effective January 1, 2016, such that participants do not earn additional defined benefits for future services.

The SERP is a nonqualified retirement plan that is unfunded and provides postretirement benefits to certain QEP employees. During the nine months ended September 30, 2019, the Company made contributions of $0.4 million to the SERP and expects to contribute an additional $0.1 million to the SERP during the remainder of 2019. Contributions to the SERP are used to fund current benefit payments. The SERP was amended and restated in June 2015 and was closed to new participants effective January 1, 2016.

The Medical Plan is a self-insured plan. It is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees. During the nine months ended September 30, 2019, the Company made contributions of $0.2 million to the Medical Plan and does not expect to make additional contributions to the Medical Plan during the remainder of 2019. Contributions to the Medical Plan are used to fund current benefit payments.

In February 2017, the Company changed the eligibility requirements for active employees eligible for the Medical Plan, as well as retirees currently enrolled. Effective July 1, 2017, the Company no longer offers the Medical Plan to retirees and spouses that are both Medicare eligible. In addition, the Company no longer offers life insurance to individuals retiring on or after July 1, 2017.

During the nine months ended September 30, 2019, the Company recognized a $0.4 million pension curtailment gain related to strategic initiatives, of which $0.5 million of curtailment gain was related to the Haynesville Divestiture and included in "Interest and other income (expense)" and "Net gain (loss) from asset sales, inclusive of restructuring costs" on the Condensed Consolidated Statements of Operations, and $0.1 million of curtailment loss was related to corporate restructuring activities and included as "Interest and other income (expense)" on the Condensed Consolidated Statements of Operations. Refer to Note 9 – Restructuring for more information.

The Company recognizes service costs related to SERP and Medical Plan benefits on the Condensed Consolidated Statements of Operations within "General and administrative" expense. All other expenses related to the Pension Plan, SERP and Medical Plan are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

The following table sets forth the Company's net periodic benefit costs related to its Pension Plan, SERP and Medical Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension Plan and SERP benefits	(in millions)
Service cost	$0.1	$0.2	$0.2	$0.6
Interest cost	1.2	1.2	3.6	3.4
Expected return on plan assets	(1.5)	(1.4)	(4.4)	(4.3)
Amortization of prior service costs(1)	—	0.2	0.2	0.6
Amortization of actuarial losses(1)	—	—	0.1	0.6
Curtailment (gain) loss(2)	—	0.3	0.4	0.3
Periodic expense	$(0.2)	$0.5	$0.1	$1.2

Medical Plan benefits
Interest cost	$—	$—	$0.1	$0.1
Amortization of prior service costs(1)	—	(0.1)	—	(0.2)
Curtailment (gain) loss(2)	—	—	(0.8)	—
Periodic expense	$—	$(0.1)	$(0.7)	$(0.1)

____________________________

(1)
Amortization of prior service costs and actuarial losses out of accumulated other comprehensive income (loss) are recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)".

(2)
A curtailment is recognized when there is a significant reduction in, or an elimination of, defined benefit accruals for current employees' future services. The net curtailment gain between the SERP and Medical Plan of $0.4 million is related to the Haynesville Divestiture and corporate restructuring activities. Of the $0.4 million curtailment gain recognized, $0.2 million was recognized on the Condensed Consolidated Statements of Operations within "Interest and other income (expense)" and $0.2 million was recognized on the Condensed Consolidated Statements of Operations within "Net gain (loss) from asset sales, inclusive of restructuring costs" for the nine months ended September 30, 2019.

Employee Investment Plan
QEP employees may participate in the QEP Employee Investment Plan, a defined-contribution plan (the 401(k) Plan). The 401(k) Plan allows eligible employees to make investments, including purchasing shares of QEP common stock, through payroll deduction at the current fair market value on the transaction date. Both employees and QEP make contributions to the 401(k) Plan. The Company may contribute a discretionary portion beyond the Company's matching contribution to employees not in the Pension Plan or SERP. During the nine months ended September 30, 2019, the Company made contributions of $3.2 million to the 401(k) Plan and expects to contribute an additional $0.8 million to the 401(k) Plan during the remainder of 2019. The Company recognizes expense equal to its yearly contributions. Due to the Company's strategic initiatives, the amount to be contributed to the 401(k) Plan may change. Refer to Note 9 – Restructuring for more information.

As a result of freezing benefits under the Pension Plan, the 401(k) Plan and a nonqualified, unfunded deferred compensation plan (the Wrap Plan) were amended to allow the Company to make discretionary contributions (Company Transition Credits) to eligible participants. Eligible participants are certain employees who were active participants in the Pension Plan on December 31, 2015. During the nine months ended September 30, 2019, the Company did not make a discretionary contribution to active participants of the Pension Plan but expects to contribute $0.1 million to eligible participants during the fourth quarter of 2019.

Note 14 – Subsequent Event

On October 23, 2019, the Company issued a notice to holders of its outstanding 6.80% Senior Notes due March 1, 2020, of the Company’s intent to redeem all of the outstanding notes on November 22, 2019. The Company expects that the redemption will decrease the "Current portion of long term debt" on the Condensed Consolidated Balance Sheets by $51.7 million and expects to incur a loss on early extinguishment of debt of approximately $0.7 million in connection with the redemption of the Senior Notes.

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

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) and analyzes the changes in the results of operations between the three and nine months ended September 30, 2019 and 2018. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2018 Form 10-K.

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

In February 2019, QEP's Board of Directors commenced a comprehensive review of strategic alternatives to maximize shareholder value, which included the evaluation of a merger, sale of the Company or other transaction involving the Company's assets. In August 2019, QEP's Board of Directors completed their comprehensive review of strategic alternatives and determined that the best alternative for QEP's shareholders was to move forward as an independent company.

QEP's strategy incorporates a continued focus on high-return investments in its business with disciplined production growth. QEP is committed to strengthening its balance sheet, reducing leverage and returning capital to shareholders. QEP plans to fulfill this commitment by continuing to reassess its organizational needs and reducing its general and administrative expense to ensure its cost structure is competitive with industry peers, while continuing to lower its lease operating expense and drilling, completion and facility costs. All of this is underpinned by the improved performance and deliverability of our high-quality, oil-weighted asset base.

As a part of the 2018 and 2019 strategic initiatives, QEP has incurred or expects to incur additional costs associated with contractual termination benefits, including severance, accelerated vesting of share-based compensation and other expenses. Refer to Note 3 – Acquisitions and Divestitures and Note 9 – Restructuring in Part 1, Item I of this Quarterly Report on Form 10-Q for more information. During the first three quarters of 2019, the Company incurred $36.7 million of general and administrative restructuring costs related to organizational changes and additional legal and outside professional costs of $6.5 million associated with the evaluation of strategic alternatives.

Acquisitions and Divestitures

While we believe our inventory of identified drilling locations provides a solid base for growth in production and reserves, we will continue to evaluate and acquire properties in our operating areas to add additional development opportunities and facilitate the drilling of long lateral wells.

Acquisitions

During the nine months ended September 30, 2019, QEP acquired various oil and gas properties, which primarily included proved acreage in the Permian Basin for an aggregate purchase price of $3.6 million, subject to post-closing purchase price adjustments.

During the nine months ended September 30, 2018, QEP acquired various oil and gas properties, which primarily included proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million. Of the $48.3 million, $37.6 million was related to acquisitions from various entities that owned additional oil and gas interests in certain properties included in the 2017 acquisition of oil and gas properties in the Permian Basin (2017 Permian Basin Acquisition) on substantially the same terms and conditions as the 2017 Permian Basin Acquisition in the fourth quarter of 2017.

Divestitures

In January 2019, QEP closed the sale of its assets in Haynesville/Cotton Valley (Haynesville Divestiture) and in July 2019 reached final settlement on asserted title defects. QEP received net cash proceeds of $633.9 million during the nine months ended September 30, 2019. Additionally, a total pre-tax loss on sale of $4.0 million was recognized. Refer to Note 3 – Acquisitions and Divestitures in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

In addition to the Haynesville Divestiture, during the nine months ended September 30, 2019, QEP received net cash proceeds of $42.6 million and recorded a net pre-tax gain on sale of $3.5 million, primarily related to the divestiture of properties outside our main operating areas, partially offset by the sale of the corporate aircraft.

In September 2018, QEP sold its natural gas and oil producing properties, undeveloped acreage and related assets located in the Uinta Basin for net cash proceeds of $153.0 million (Uinta Basin Divestiture). During the nine months ended September 30, 2019, QEP recorded a pre-tax loss on sale of $0.2 million due to post-closing purchase price adjustments, which was recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs". Refer to Note 1 – Basis of Presentation and Note 3 – Acquisitions and Divestitures in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

In addition to the Uinta Basin Divestiture, during the nine months ended September 30, 2018, QEP recorded net cash proceeds of $64.5 million which resulted in a net pre-tax gain on sale of $39.1 million related to the divestiture of properties outside our main operating areas.

Financial and Operating Highlights

During the three months ended September 30, 2019, QEP:

•	Generated net income of $81.0 million, or $0.34 per diluted share;

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $193.5 million;

•	Reported record oil and condensate production of 4.0 MMbbls in the Permian Basin, an increase of 12% compared to the third quarter 2018;

•	Reduced capital expenditures by $120.8 million compared to the third quarter 2018

•	Reinstated a quarterly cash dividend of $0.02 per share of common stock, which was paid in September 2019; and

•	Reduced general and administrative expenses by 39% compared to the third quarter 2018.

During the nine months ended September 30, 2019, QEP:

•	Generated net income of $13.1 million, or $0.06 per diluted share;

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $479.8 million;

•	Closed the Haynesville Divestiture for a total purchase price of $633.9 million;

•	Increased oil and condensate production in the Permian Basin by 14% to 10.1 MMbbls compared to the first three quarters of 2018;

•	Reduced capital expenditures by $611.6 million compared to the first three quarters of 2018; and

•	Reduced general and administrative expenses by 24% compared to the first three quarters of 2018.

Outlook

Based on current commodity prices, we expect to be able to fund our planned capital program for 2019 with cash flow from operating activities, cash on hand and, if needed, borrowings under our credit facility. Our total capital expenditures (excluding property acquisitions) for 2019 are expected to be approximately $574.5 million, a decrease of approximately 51% from 2018 capital expenditures. We continuously evaluate our level of drilling and completion activity in light of drilling results, commodity prices and changes in our operating and development costs and will adjust our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

Factors Affecting Results of Operations

Shareholder Activism
Elliott Management Corporation (Elliott), is a beneficial holder of approximately 4.9% of our common stock (based on Elliott's Form 13F-HR filed on August 14, 2019). Elliott has actively engaged in discussions with us regarding certain aspects of our business and operations. In addition, on January 7, 2019, Elliott made a proposal to our Board of Directors to acquire all of our outstanding shares of common stock. As a result of that proposal, our Board of Directors engaged in a comprehensive review of strategic alternatives and concluded that the best alternative for QEP's shareholders was to move forward as an independent company, and the Company entered into an agreement with affiliates of Elliott. Our business and/or operations could be adversely affected by any future actions of activist shareholders. Responding to actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of our management and employees. Activities of activist shareholders could interfere with our ability to execute our strategic plan or realize short- or long-term value from our assets.

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

Changes in the market prices for oil directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, its proved undeveloped (PUD) reserves conversion rate, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and gas properties. Historically, field-level prices received for QEP's oil production have been volatile. During the past five years, the posted price for WTI crude oil has ranged from a low of $26.19 per barrel in February 2016 to a high of $91.02 per barrel in October 2014. If oil prices decline to early 2016 levels or further, our operations, financial condition and level of expenditures for the development of our oil reserves may be materially and adversely affected.

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

Due to continued global economic uncertainty and the corresponding volatility of commodity prices, QEP continues to focus on maintaining a sufficient liquidity position to ensure financial flexibility. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. At September 30, 2019, QEP forecasted the midpoint of its 2019 annual production to be approximately 32.3 MMboe and had approximately 68% of its forecasted oil and condensate production covered with fixed-price swaps. See Part 1, Item 3 – "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk Management" for further details on QEP's commodity derivatives transactions.

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

During the nine months ended September 30, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease.

During the nine months ended September 30, 2018, QEP recorded impairment charges of $404.4 million, of which $402.8 million of proved and unproved properties impairment was triggered by the Uinta Basin Divestiture and $1.6 million was related to expiring leaseholds on unproved properties and impairment of proved properties related to a divestiture in the Other Northern area.

We could be at risk for proved and unproved property and operating lease right-of-use asset impairments if forward oil prices decline from September 30, 2019 levels, we experience negative changes in estimated reserve quantities or from our strategic initiative results. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, the additional risk-adjusted value of probable and possible reserves associated with the properties, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

Income Tax
The Tax Legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21%. In addition, the Tax Legislation eliminated Alternative Minimum Tax (AMT) and allows the Company the ability to offset its regular tax liability or claim refunds for taxable years 2018 through 2021 for AMT credits carried forward from prior years. The Company currently anticipates it will realize approximately $148.4 million in AMT credit refunds. The Company expects to receive the $148.4 million over the next four years, including $74.2 million in 2019. The amount expected to be refunded in 2019 is included in "Income tax receivable" with the remaining $74.2 million included in "Deferred income taxes" on the Condensed Consolidated Balance Sheet as of September 30, 2019.

As of September 30, 2019, QEP had $19.0 million in uncertain tax positions related to asset sales that occurred in 2014, which were recorded within "Other long-term liabilities" on the Condensed Consolidated Balance Sheet. The uncertain tax position was recognized as income tax expense during the year ended December 31, 2014, with an additional income tax expense recognized during 2017 as a result of the Tax Legislation changes. The statute of limitations related to the uncertain tax position expires in the fourth quarter of 2019, and upon expiration, the Company expects to recognize a $19.0 million tax benefit as well as record a $3.6 million reduction in "Interest expense" and a $2.8 million reduction in "General and administrative" expense on the Consolidated Statements of Operations related to accrued interest and penalties that were previously recorded in prior periods.

Multi-Well Pad Drilling and Completion
To reduce the costs of well location construction and rig mobilization and demobilization and to obtain other efficiencies, QEP utilizes multi-well pad drilling, where practical. For example, in the Permian Basin, QEP utilizes "tank-style" development, in which we simultaneously develop multiple subsurface targets by drilling and completing all wells in a given "tank" before any individual well is turned to production. We believe this approach maximizes the economic recovery of oil through the simultaneous development of multiple subsurface targets, while improving capital efficiency though shared surface facilities, which we believe will reduce per-unit operating costs and result in expanded operating margins and improve our returns on invested capital. Because wells drilled on a pad are not completed and brought into production until all wells on the pad are drilled and the drilling rig is moved from the location, multi-well pad drilling delays the completion of wells and the commencement of production. In addition, existing wells that offset new wells being completed by QEP or offset operators may need to be temporarily shut-in during the completion process. Such delays and well shut-ins have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells may impact the timing of planned conversion of PUD reserves to proved developed reserves.

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

Drilling, Completion and Production Activities
The following table presents operated and non-operated wells in the process of being drilled or waiting on completion as of September 30, 2019:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	—	—	—	4	3.4	—	—	12	0.8
Southern Region
Permian Basin(1)	2	7	7.0	31	31.0	—	—	—	—
____________________________

(1)	Five of the seven gross operated drilling wells in the Permian Basin represent wells for which surface casing had been set as of September 30, 2019.

Each gross well completed in more than one producing zone is counted as a single well. Delays and well shut-ins resulting from multi-well pad drilling have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells could impact planned conversion of PUD reserves to proved developed reserves. QEP had 35 gross operated wells waiting on completion as of September 30, 2019.

The following table presents the number of operated and non-operated wells completed and turned to sales (put on production) for the three and nine months ended September 30, 2019:

	Operated Put on Production				Non-operated Put on Production
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019		September 30, 2019		September 30, 2019
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	3	3.0	3	3.0	3	1.0	8	1.1
Southern Region
Permian Basin	24	24.0	59	58.9	—	—	5	0.4

The following table presents the number of operated wells in the process of being drilled or waiting on completion at September 30, 2019 and operated wells completed and turned to sales (put on production) for the nine months ended September 30, 2019:

	Permian Basin		Williston Basin
	As of September 30, 2019
	Gross	Net	Gross	Net
Well Progress
Drilling	7	7.0	—	—

At total depth - under drilling rig	6	6.0	—	—
Waiting to be completed	25	25.0	—	—
Completed, awaiting production	—	—	4	3.4
Waiting on completion	31	31.0	4	3.4

Put on production	59	58.9	3	3.0

RESULTS OF OPERATIONS

Net Income

QEP generated net income during the third quarter of 2019 of $81.0 million or $0.34 per diluted share, compared to a net income of $7.3 million or $0.03 per diluted share, in the third quarter of 2018. QEP's increase in net income in the third quarter of 2019 compared to 2018 was primarily due to an $87.4 million gain on realized and unrealized derivative contracts in the third quarter of 2019.

During the first three quarters of 2019, QEP generated net income of $13.1 million or $0.06 per diluted share, compared to net loss of $382.3 million or $1.60 per diluted share, in the first three quarters of 2018. QEP generated more income in the first three quarters of 2019 than in 2018 primarily due to $404.4 million impairment expense and a $240.3 million loss on realized and unrealized derivative contracts recorded in the first three quarters of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$81.0	$7.3	$13.1	$(382.3)
Interest expense	32.8	38.7	100.0	111.9
Interest and other (income) expense	(0.9)	0.3	(4.6)	4.1
Income tax provision (benefit)	26.6	2.5	(55.7)	(117.6)
Depreciation, depletion and amortization	144.2	234.9	395.5	673.6
Unrealized (gains) losses on derivative contracts	(92.3)	69.6	29.0	113.2
Exploration expenses	—	—	—	0.1
Net (gain) loss from asset sales, inclusive of restructuring costs	2.1	(27.1)	(2.5)	(26.7)
Impairment	—	—	5.0	404.4
Adjusted EBITDA	$193.5	$326.2	$479.8	$780.7

In the third quarter of 2019, Adjusted EBITDA decreased to $193.5 million compared to $326.2 million in the third quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures, lower equivalent production in the Williston Basin and an 16% decrease in average field-level oil prices, partially offset by an 18% increase in equivalent production in the Permian Basin, a $33.5 million decrease in realized derivative losses and $18.7 million decrease in general and administrative expenses.

In the first three quarters of 2019, Adjusted EBITDA decreased to $479.8 million compared to $780.7 million in the first three quarters of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures, lower equivalent production in the Williston Basin and a 15% decrease in average field-level oil prices, partially offset by a 23% increase in equivalent production in the Permian Basin, a $100.3 million decrease in realized derivative losses and $39.8 million decrease in general and administrative expenses.

Revenue

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in millions)
Oil and condensate, gas and NGL sales, as presented	$305.6	$544.0	$(238.4)	$875.8	$1,474.1	$(598.3)
Transportation and processing costs included in revenue(1)	14.2	15.8	(1.6)	40.7	40.9	(0.2)
Oil and condensate, gas and NGL sales, as adjusted(2)	319.8	$559.8	$(240.0)	$916.5	$1,515.0	$(598.5)

Oil and condensate sales	$298.8	$416.1	$(117.3)	$834.0	$1,125.3	$(291.3)
Gas sales	9.1	101.7	(92.6)	39.4	301.5	(262.1)
NGL sales	11.9	42.0	(30.1)	43.1	88.2	(45.1)
Oil and condensate, gas and NGL sales, as adjusted(2)	$319.8	559.8	$(240.0)	$916.5	$1,515.0	$(598.5)
 ____________________________

(1)
Depending on the terms of the contract, a portion of the total transportation and processing costs incurred by the Company are deducted from revenue. Refer to the Operating Expenses section below for a reconciliation of total transportation and processing costs.

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

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP's adjusted production-related revenue categories for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018:

	Oil and condensate	Gas	NGL	Total
	(in millions)
Oil and condensate, gas and NGL sales, as adjusted
Three months ended September 30, 2018	$416.1	$101.7	$42.0	$559.8
Changes associated with volumes(1)	(60.9)	(80.0)	(1.0)	(141.9)
Changes associated with prices(2)	(56.4)	(12.6)	(29.1)	(98.1)
Three months ended September 30, 2019	$298.8	$9.1	$11.9	$319.8

Oil and condensate, gas and NGL sales, as adjusted
Nine months ended September 30, 2018	$1,125.3	$301.5	$88.2	$1,515.0
Changes associated with volumes(1)	(141.0)	(235.0)	7.0	(369.0)
Changes associated with prices(2)	(150.3)	(27.1)	(52.1)	(229.5)
Nine months ended September 30, 2019	$834.0	$39.4	$43.1	$916.5
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, by the average field-level price for the three and nine months ended September 30, 2018.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, by the respective volumes for the three and nine months ended September 30, 2019. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production and Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	2,722.5	4,381.1	(1,658.6)	9,061.9	12,570.5	(3,508.6)
Uinta Basin	—	606.0	(606.0)	—	2,232.2	(2,232.2)
Other Northern	19.4	63.1	(43.7)	65.1	211.4	(146.3)
Southern Region
Permian Basin	5,658.5	4,792.5	866.0	14,293.2	11,591.6	2,701.6
Haynesville/Cotton Valley	(0.4)	4,552.8	(4,553.2)	310.5	13,604.6	(13,294.1)
Other Southern	4.0	4.5	(0.5)	14.3	20.4	(6.1)
Total production	8,404.0	14,400.0	(5,996.0)	23,745.0	40,230.7	(16,485.7)

Total equivalent prices (per Boe)
Average field-level equivalent price	$38.06	$38.87	$(0.81)	$38.60	$37.66	$0.94
Commodity derivative impact	(0.59)	(2.66)	2.07	(1.13)	(3.16)	2.03
Net realized equivalent price	$37.47	$36.21	$1.26	$37.47	$34.50	$2.97

Oil and Condensate Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Oil and condensate production volumes (Mbbl)
Northern Region
Williston Basin	1,700.3	2,968.6	(1,268.3)	5,719.7	8,747.6	(3,027.9)
Uinta Basin	—	124.7	(124.7)	—	445.0	(445.0)
Other Northern	12.1	19.8	(7.7)	36.1	76.8	(40.7)
Southern Region
Permian Basin	3,956.5	3,525.7	430.8	10,144.9	8,892.0	1,252.9
Haynesville/Cotton Valley	—	1.9	(1.9)	—	12.2	(12.2)
Other Southern	1.6	(0.2)	1.8	3.7	8.5	(4.8)
Total production	5,670.5	6,640.5	(970.0)	15,904.4	18,182.1	(2,277.7)
Average field-level oil prices (per bbl)
Northern Region	$51.92	$68.06	$(16.14)	$53.38	$64.80	$(11.42)
Southern Region	$53.03	$57.88	$(4.85)	$51.91	$58.87	$(6.96)

Average field-level price	$52.70	$62.65	$(9.95)	$52.44	$61.89	$(9.45)
Commodity derivative impact	(0.87)	(6.27)	5.40	(1.50)	(7.59)	6.09
Net realized price	$51.83	$56.38	$(4.55)	$50.94	$54.30	$(3.36)

Oil and condensate revenues decreased $117.3 million, or 28%, in the third quarter of 2019 compared to the third quarter of 2018, due to lower average field-level prices and lower aggregate oil and condensate production volumes. Average field-level oil prices decreased 16% in the third quarter of 2019 compared to the third quarter of 2018 primarily driven by a decrease in average NYMEX-WTI oil prices for the comparable periods, partially offset by a $3.40 per bbl, or 48%, decrease in the basis differential relative to the average NYMEX-WTI oil price in the third quarter of 2019 compared to the third quarter of 2018. The 15% decrease in production volumes was primarily driven by a decrease in production in the Williston Basin due to a reduced level of activity in the third quarter of 2019 and the Uinta Basin Divestiture, partially offset by an increase in production in the Permian Basin due to continued drilling and completion activity.

Oil and condensate revenues decreased $291.3 million, or 26%, in the first three quarters of 2019 compared to the first three quarters of 2018, due to lower average field-level prices and lower aggregate oil and condensate production volumes. Average field-level oil prices decreased 15% in the first three quarters of 2019 compared to the first three quarters of 2018 primarily driven by a decrease in average NYMEX-WTI oil prices for the comparable periods, partially offset by a $0.46 per bbl, or 9%, decrease in the basis differential relative to the average NYMEX-WTI oil price in the first three quarters of 2019 compared to the first three quarters of 2018. The 13% decrease in production volumes was driven by a decrease in production in the Williston Basin due to a reduced level of activity in 2019 and the Uinta Basin Divestiture, partially offset by an increase in production in the Permian Basin due to continued drilling and completion activity.

Gas Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	3.3	4.4	(1.1)	10.6	11.6	(1.0)
Uinta Basin	—	2.7	(2.7)	—	10.1	(10.1)
Other Northern	—	0.3	(0.3)	0.1	0.8	(0.7)
Southern Region
Permian Basin	4.8	3.3	1.5	11.9	7.3	4.6
Haynesville/Cotton Valley	—	27.4	(27.4)	1.9	81.6	(79.7)
Other Southern	0.1	—	0.1	0.1	0.1	—
Total production	8.2	38.1	(29.9)	24.6	111.5	(86.9)
Average field-level gas prices (per Mcf)
Northern Region	$1.72	$2.59	$(0.87)	$2.41	$2.52	$(0.11)
Southern Region	$0.71	$2.69	$(1.98)	$0.98	$2.75	$(1.77)

Average field-level price	$1.13	$2.67	$(1.54)	$1.61	$2.71	$(1.10)
Commodity derivative impact	—	0.09	(0.09)	(0.12)	0.10	(0.22)
Net realized price	$1.13	$2.76	$(1.63)	$1.49	$2.81	$(1.32)

Gas revenues decreased $92.6 million, or 91%, in the third quarter of 2019 compared to the third quarter of 2018, due to lower gas production volumes and lower average field-level prices. Production volumes decreased 78% in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Average field-level gas prices decreased 58% in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by a decrease in average NYMEX-HH gas spot prices and regional basis differentials in the Permian and Williston basins for the comparable periods.

Gas revenues decreased $262.1 million, or 87%, in the first three quarters of 2019 compared to the first three quarters of 2018, due to lower gas production volumes and lower average field-level prices. Production volumes decreased 78% in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures, partially offset by an increase in production in the Permian Basin due to continued drilling and completion activity. Average field-level gas prices decreased 41% in the first three quarters of 2019 compared to the first three quarters of 2018, primarily driven by a decrease in average NYMEX-HH gas spot prices and regional basis differentials for the comparable periods.

NGL Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	472.1	667.6	(195.5)	1,577.5	1,885.7	(308.2)
Uinta Basin	—	25.7	(25.7)	—	96.9	(96.9)
Other Northern	0.7	3.7	(3.0)	1.1	9.4	(8.3)
Southern Region
Permian Basin	909.9	717.9	192.0	2,168.4	1,479.2	689.2
Haynesville/Cotton Valley	—	0.1	(0.1)	—	0.4	(0.4)
Other Southern	0.3	0.3	—	0.8	0.9	(0.1)
Total production	1,383.0	1,415.3	(32.3)	3,747.8	3,472.5	275.3
Average field-level NGL prices (per bbl)
Northern Region	$5.26	$29.55	$(24.29)	$9.92	$25.32	$(15.40)
Southern Region	$10.38	$29.74	$(19.36)	$12.65	$25.49	$(12.84)

Average field-level price	$8.63	$29.65	$(21.02)	$11.50	$25.39	$(13.89)
Commodity derivative impact	—	—	—	—	—	—
Net realized price	$8.63	$29.65	$(21.02)	$11.50	$25.39	$(13.89)

NGL revenues decreased $30.1 million, or 72%, during the third quarter of 2019 compared to the third quarter of 2018, due to lower average field-level prices and lower NGL production volumes. The 71% decrease in NGL prices during the third quarter of 2019 compared to the third quarter of 2018 was primarily driven by a decrease in propane, ethane and other NGL component prices. The 2% decrease in NGL production volumes was primarily driven by production decreases in the Williston Basin due to a reduced level of activity in 2019 and the Uinta Basin Divestiture, partially offset by continued drilling and completion activity in the Permian Basin.

NGL revenues decreased $45.1 million, or 51%, during the first three quarters of 2019 compared to the first three quarters of 2018, due to lower average field-level prices, partially offset by higher NGL production volumes. The 55% decrease in NGL prices during the first three quarters of 2019 compared to the first three quarters of 2018 was primarily driven by a decrease in propane, ethane and other NGL component prices. The decrease in price was partially offset by an 8% increase in NGL production volumes primarily driven by continued drilling and completion activity and higher gas capture rates as a result of the completion of our midstream infrastructure in the Permian Basin, partially offset by production decreases in the Williston Basin due to a reduced level of activity in 2019 and the Uinta Basin Divestiture.

Resale Margin and Storage Activity

QEP purchases and resells oil and gas primarily to mitigate credit risk related to third party purchasers, to fulfill volume commitments when our production does not fulfill contractual commitments and to capture additional margin from subsequent sales of third-party purchases. With the Pinedale and Uinta Basin divestitures in 2018 and the Haynesville Divestiture (which included our firm transportation agreements) in the first quarter of 2019, purchases and resale of gas are minimal going forward. The following table is a summary of QEP's financial results from its resale activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in millions)
Purchased oil and gas sales	$0.1	$13.0	$(12.9)	$1.4	$36.2	$(34.8)
Purchased oil and gas expense	(0.1)	(13.3)	13.2	(1.5)	(38.6)	37.1
Realized gains (losses) on gas storage derivative contracts	—	—	—	—	0.3	(0.3)
Resale margin	$—	$(0.3)	$0.3	$(0.1)	$(2.1)	$2.0

Purchased oil and gas sales and expense were lower in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the fulfillment of a gas sales agreement related to Pinedale that was retained and not part of the Pinedale Divestiture, and fulfillment of our firm volume commitments in Haynesville/Cotton Valley, which were divested in January 2019.

Purchased oil and gas sales and expense were lower in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to the fulfillment of a gas sales agreement related to Pinedale that was retained and not part of the Pinedale Divestiture, and fulfillment of our firm volume commitments in Haynesville/Cotton Valley, which were divested in January 2019.

Operating Expenses

The following table presents QEP production costs and production costs on a per unit of production basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in millions)
Lease operating expense	$38.3	$64.6	$(26.3)	$135.5	$203.6	$(68.1)
Adjusted transportation and processing costs(1)	32.2	43.8	(11.6)	79.5	134.1	(54.6)
Production and property taxes	20.0	37.4	(17.4)	67.6	103.9	(36.3)
Total production costs	$90.5	$145.8	$(55.3)	$282.6	$441.6	$(159.0)
	(per Boe)
Lease operating expense	$4.56	$4.49	$0.07	$5.71	$5.06	$0.65
Adjusted transportation and processing costs(1)	3.83	3.04	0.79	3.34	3.34	—
Production and property taxes	2.38	2.60	(0.22)	2.85	2.58	0.27
Total production costs	$10.77	$10.13	$0.64	$11.90	$10.98	$0.92
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in millions)
Transportation and processing costs, as presented	$18.0	$28.0	$(10.0)	$38.8	$93.2	$(54.4)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	14.2	15.8	(1.6)	40.7	40.9	(0.2)
Adjusted transportation and processing costs	$32.2	$43.8	$(11.6)	$79.5	$134.1	$(54.6)
	(per Boe)
Transportation and processing costs, as presented	$2.14	$1.94	$0.20	$1.63	$2.32	$(0.69)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	1.69	1.10	0.59	1.71	1.02	0.69
Adjusted transportation and processing costs	$3.83	$3.04	$0.79	$3.34	$3.34	$—

Lease operating expense (LOE). QEP's LOE decreased $26.3 million, or 41%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, LOE decreased $14.1 million, driven by a decrease in maintenance and repair expenses, labor and water disposal in the Permian and Williston basins as a result of continuing efforts to reduce operating expenses.

During the third quarter of 2019, LOE increased $0.07 per Boe, or 2%, compared to the third quarter of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, LOE per Boe decreased by 20% compared to the third quarter of 2018. The 20% decrease per BOE rate was related to lower cost production from the recent horizontal well completions in the Permian Basin, partially offset by decreased production in the Williston Basin.

QEP's LOE decreased $68.1 million, or 33%, in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, LOE decreased $23.7 million, driven by a decrease in workovers, maintenance and repair expenses and water disposal in the Permian and Williston basins as a result of continuing efforts to reduce operating expenses.

During the first three quarters of 2019, LOE increased $0.65 per Boe, or 13%, compared to the first three quarters of 2018, but was down 11% excluding the loss of lower LOE production due to the Haynesville/Cotton Valley and Uinta Basin divestitures. The 11% per BOE decrease was related to lower cost production from the recent horizontal well completions in the Permian Basin, partially offset by decreased production in the Williston Basin.

Adjusted transportation and processing costs (non-GAAP). Adjusted transportation and processing costs decreased $11.6 million, or 26%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease in expense was primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, adjusted transportation and processing costs increased $5.2 million, primarily due to the recognition of $7.7 million of firm transportation expense related to future obligations in an area in which the Company no longer has production operations as well as increased production in the Permian Basin, partially offset by decreased production in the Williston Basin.

During the third quarter of 2019, adjusted transportation and processing costs increased $0.79 per Boe, or 26%, compared to the third quarter of 2018. The increase was primarily due to the recognition of $7.7 million of firm transportation expense related to future obligations in an area in which the Company no longer has production operations, partially offset by the Haynesville/Cotton Valley and Uinta Basin divestitures, which had higher adjusted transportation and processing costs per Boe.

Adjusted transportation and processing costs decreased $54.6 million, or 41%, in the first three quarters of 2019 compared to the first three quarters of 2018. The decrease in expense was primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures. Excluding those divestitures, adjusted transportation and processing costs increased $2.5 million, primarily due to the recognition of $7.7 million of firm transportation expense related to future obligations in an area in which the Company no longer has production operations and increased production in the Permian Basin, partially offset by decreased production in the Williston Basin.

During the first three quarters of 2019, adjusted transportation and processing costs remained flat per Boe compared to the first three quarters of 2018. The flat rate per Boe was primarily due to the Haynesville/Cotton Valley and Uinta Basin divestitures, which had higher adjusted transportation and processing costs per Boe. Excluding the Haynesville/Cotton Valley and Uinta Basin divestitures, adjusted transportation and processing costs per Boe were up 7% due to the recognition of $7.7 million of firm transportation expense related to future obligations in an area in which the Company no longer has production operations.

Production and property taxes. In most states in which QEP operates, QEP pays production taxes based on a percentage of field-level revenue, except in Louisiana, where severance taxes are volume-based. Production and property taxes decreased $17.4 million, or 47%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to decreased revenues in the Williston Basin as well as the Haynesville/Cotton Valley and Uinta Basin divestitures.

During the third quarter of 2019, production and property taxes decreased $0.22 per Boe, or 8%, compared to the third quarter of 2018, but decreased 35% excluding the Haynesville/Cotton Valley and Uinta Basin divestitures. The 35% decrease was primarily due to a decrease in average field-level equivalent prices in the Permian and Williston basins.

Production and property taxes decreased $36.3 million, or 35%, in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to decreased revenues in the Williston Basin as well as the Haynesville/Cotton Valley and Uinta Basin divestitures.

During the first three quarters of 2019, production and property taxes increased $0.27 per Boe, or 10%, compared to the first three quarters of 2018, but decreased 21% excluding the Haynesville/Cotton Valley and Uinta Basin divestitures. The 21% decrease was due to a decrease in average field-level equivalent prices in the Permian and Williston basins, partially offset by higher ad valorem charges per Boe in the Permian Basin.

Depreciation, depletion and amortization (DD&A). DD&A expense decreased $90.7 million in the third quarter of 2019 compared to the third quarter of 2018, primarily in the Williston Basin due to decreased production and a lower rate, as well as the Haynesville/Cotton Valley and Uinta Basin divestitures. The decreased DD&A rate in the Williston Basin was driven by a 2018 impairment. This decrease was partially offset by increased DD&A in the Permian Basin due to increased volumes and a slightly higher DD&A rate.

DD&A expense decreased $278.1 million in the first three quarters of 2019 compared to the first three quarters of 2018, primarily in the Williston Basin due to a lower DD&A rate and decreased production, as well as the Haynesville/Cotton Valley and Uinta Basin divestitures. The decreased DD&A rate in the Williston Basin was driven by a 2018 impairment. This decrease was partially offset by increased DD&A in the Permian Basin due to increased volumes and a slightly higher DD&A rate.

Impairment expense. During the third quarter of 2019 and 2018, there were no impairment charges.

During the first three quarters of 2019, QEP recorded impairment charges of $5.0 million, which related to impairment of an office building operating lease. During the first three quarters of 2018, QEP recorded impairment charges of $404.4 million, of which $402.8 million of proved and unproved properties impairment was triggered by the Uinta Basin Divestiture and $1.6 million was related to expiring leaseholds on unproved properties and impairment of proved properties related to a divestiture in the Other Northern area.

General and administrative (G&A) expense. During the third quarter of 2019, G&A expense decreased $18.7 million, or 39%, compared to the third quarter of 2018. During the third quarter of 2019 and 2018, QEP incurred $10.0 million and $14.2 million, respectively, in costs associated with the implementation of our strategic initiatives, of which $10.4 million and $12.8 million, respectively, related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding these costs, G&A expense decreased by $14.4 million, or 42%, primarily due to $12.7 million lower labor, benefits and other associated costs due to the reduction in our workforce and $3.2 million in lower legal and outside service costs, partially offset by a $2.2 million decrease in overhead recoveries, primarily associated with our Haynesville/Cotton Valley and Uinta Basin divestitures.

During the first three quarters of 2019, G&A expense decreased $39.8 million, or 24%, compared to the first three quarters of 2018. During the first three quarters of 2019 and 2018, QEP incurred $43.2 million and $36.7 million, respectively, in costs associated with the implementation of our strategic initiatives, of which $36.7 million and $30.2 million, respectively, related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding these costs, G&A expense decreased by $46.3 million, or 36%, primarily due to $41.8 million lower labor, benefits and other associated costs as of a result of the reduction in our workforce and $7.7 million in lower legal and outside service costs, partially offset by a $7.2 million decrease in overhead recoveries, primarily associated with our Haynesville/Cotton Valley and Uinta Basin divestitures.

Net gain (loss) from asset sales, inclusive of restructuring costs. During the third quarter of 2019, QEP recognized a loss on the sale of assets of $2.1 million, primarily related to a $2.7 million loss on the sale of the corporate aircraft, partially offset by a $0.9 million gain related to the divestiture of properties outside our main operating areas. During the third quarter of 2018, QEP recognized a gain on the sale of assets of $27.1 million primarily related to a net pre-tax gain on sale of $39.1 million related to the divestiture of properties outside our main operating areas and an additional pre-tax gain on sale of $0.4 million related to the sale of our Pinedale assets, partially offset by a pre-tax loss of $12.4 million related to the Uinta Basin Divestiture (refer to the Impairment expense discussion above for impairment charges related to the Uinta Basin Divestiture), which included $3.6 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information).

During the first three quarters of 2019, QEP recognized a gain on the sale of assets of $2.5 million primarily related to the $3.5 million net gain from the divestiture of properties, partially offset by the loss on the sale of the corporate aircraft and a net pre-tax loss on sale of $1.0 million related to our Haynesville Divestiture, which included $1.4 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information). During the first three quarters of 2018, QEP recognized a gain on the sale of assets of $26.7 million related to the divestiture of properties outside our main operating area and an additional pre-tax gain on sale of $1.2 million related to the sale of our Pinedale assets, partially offset by a pre-tax loss of $12.4 million related to the Uinta Basin Divestiture (refer to the Impairment expense discussion above for impairment charges related to the Uinta Basin Divestiture), which included $5.5 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information).

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP's commodity derivative contracts, which are marked-to-market each quarter. During the third quarter of 2019, gains on commodity derivative contracts were $87.4 million, of which $92.3 million were unrealized gains and $4.9 million were realized losses on settled derivative contracts. During the third quarter of 2018, losses on commodity derivative contracts were $108.0 million, of which $63.7 million were unrealized losses, $38.4 million were realized losses on derivative contracts related to production contracts and $5.9 million were unrealized losses related to the Uinta Basin Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information).

During the first three quarters of 2019, losses on commodity derivative contracts were $55.8 million, of which $30.8 million were unrealized losses, $26.8 million were realized losses on settled derivative contracts, and $1.8 million were unrealized gains related to the Haynesville Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information). During the first three quarters of 2018, losses on commodity derivative contracts were $240.3 million, of which $127.1 million were realized losses on derivative contracts related to production and storage contracts, $107.3 million were unrealized losses and $5.9 million were unrealized losses related to the Uinta Basin Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information).

Interest expense. Interest expense decreased $5.9 million, or 15%, during the third quarter of 2019 compared to the third quarter of 2018. The decrease during the third quarter of 2019 was primarily related to decreased borrowings under the credit facility.

Interest expense decreased $11.9 million, or 11%, during the first three quarters of 2019 compared to the first three quarters of 2018. The decrease during the first three quarters of 2019 was primarily related to decreased borrowings under the credit facility.

Income tax (provision) benefit. Income tax expense increased $24.1 million during the third quarter of 2019 compared to the third quarter of 2018. The increase in expense was the result of higher pre-tax income during the third quarter of 2019 compared to 2018. QEP’s effective federal and state income tax rate of 24.7% during the third quarter of 2019 compared to a rate of 25.5% during the third quarter of 2018 is primarily driven by the impact of discrete items recognized during the third quarter of 2018.

Income tax benefit decreased $61.9 million during the first three quarters of 2019 compared to the first three quarters of 2018. QEP's income tax benefit during the first three quarters of 2019 was impacted by a higher combined effective federal and state income tax rate of 130.8% during 2019 compared to a rate of 23.5% during the first three quarters of 2018. The increase in effective income tax rate was primarily driven by the re-measurement of QEP's deferred tax assets and liabilities at a lower blended state tax rate due to exiting the state of Louisiana as a result of the Haynesville Divestiture during the first three quarters of 2019.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations, capital expenditures, debt maturities, interest expense and quarterly dividends. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. QEP also periodically accesses debt and equity markets and sells properties to enhance its liquidity. The Company expects that cash flows from its operating activities, cash on hand and borrowings under its revolving credit facility will be sufficient to fund its operations, capital expenditures, interest expense, debt maturities and quarterly dividends during the next 12 months and the foreseeable future. In August 2019, QEP's Board of Directors approved the reinstatement of a quarterly cash dividend of $0.02 per share of common stock. The third quarter 2019 dividend of $4.8 million was paid in September 2019.

During the nine months ended September 30, 2019, QEP closed the Haynesville Divestiture for net cash proceeds of $633.9 million. QEP used the proceeds to repay the outstanding balance on its revolving credit facility and for general corporate purposes.

As of September 30, 2019, the Company had $92.4 million in cash and cash equivalents, no borrowings under its revolving credit facility and $2.9 million in letters of credit outstanding. The Company estimates that as of September 30, 2019, it could incur additional indebtedness of $307.9 million and be in compliance with the covenants contained in its revolving credit facility. To the extent actual operating results, realized commodity prices or uses of cash differ from the Company's assumptions, QEP's ability to incur additional indebtedness and liquidity could be adversely affected.

Credit Facility
QEP's unsecured revolving credit facility, which matures, subject to satisfaction of certain conditions, in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement governing QEP's credit facility contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.40 times through December 31, 2019, and must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. As of September 30, 2019 and December 31, 2018, QEP was in compliance with the covenants under the credit agreement.

During the nine months ended September 30, 2019, QEP's weighted-average interest rate on borrowings from its credit facility was 4.73%. As of September 30, 2019, QEP had no borrowings outstanding and $2.9 million in letters of credit outstanding under the credit facility. As of December 31, 2018, QEP had $430.0 million of borrowings outstanding and $0.3 million in letters of credit outstanding under the credit facility. As of October 18, 2019, QEP had no borrowings outstanding and had $2.9 million in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company's senior notes outstanding as of September 30, 2019, totaled $2,099.3 million principal amount and are comprised of five issuances as follows:

•	$51.7 million 6.80% Senior Notes due March 2020;

•	$397.6 million 6.875% Senior Notes due March 2021;

•	$500.0 million 5.375% Senior Notes due October 2022;

•	$650.0 million 5.25% Senior Notes due May 2023; and

•	$500.0 million 5.625% Senior Notes due March 2026.

On October 23, 2019, the Company issued a notice to holders of its outstanding 6.80% Senior Notes due March 1, 2020, of the Company’s intent to redeem all of the outstanding notes on November 22, 2019. The Company expects that the redemption will decrease the "Current portion of long term debt" on the Condensed Consolidated Balance Sheets by $51.7 million and expects to incur a loss on early extinguishment of debt of approximately $0.7 million in connection with the redemption of the Senior Notes.

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

Net cash provided by (used in) operating activities is presented below:

	Nine Months Ended September 30,
	2019	2018	Change
	(in millions)
Net income (loss)	$13.1	$(382.3)	$395.4
Non-cash adjustments to net income (loss)	383.2	1,071.8	(688.6)
Changes in operating assets and liabilities	(54.3)	(14.6)	(39.7)
Net cash provided by (used in) operating activities	$342.0	$674.9	$(332.9)

Net cash provided by operating activities was $342.0 million during the first three quarters of 2019, which included $13.1 million of net income, $383.2 million of non-cash adjustments to net income and $54.3 million in changes in operating assets and liabilities. Non-cash adjustments to net income of $383.2 million primarily included DD&A expense of $395.5 million, $29.0 million of unrealized losses on derivative contracts and $16.2 million of non-cash share-based compensation expense, partially offset by $61.2 million of deferred income taxes benefit.

The decrease in changes in operating assets and liabilities of $54.3 million primarily resulted from decreases in accounts payable and accrued expenses of $55.2 million, other long-term liabilities of $9.8 million and accrued production and property taxes of $6.3 million, partially offset by a decrease in inventory of $10.6 million, decrease in prepaid expenses and other current assets of $2.7 million and an increase in operating leases of $2.7 million.

Net cash provided by operating activities was $674.9 million during the first three quarters of 2018, which included $382.3 million of net loss, $1,071.8 million of non-cash adjustments to the net loss and $14.6 million in changes in operating assets and liabilities. Non-cash adjustments to the net loss of $1,071.8 million primarily included DD&A expense of $673.6 million, $404.4 million of impairment expense, $113.2 million of unrealized losses on derivative contracts and $24.0 million of non-cash share-based compensation expense, partially offset by $119.6 million of deferred income tax benefit.

The decrease in changes in operating assets and liabilities of $14.6 million primarily resulted from an increase in accounts receivable of $49.8 million, partially offset by an increase in accounts payable and accrued expenses of $11.8 million and a decrease in other assets of $18.8 million.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first three quarters of 2019 and 2018, are presented in the table below:

	Nine Months Ended September 30,
	2019	2018	Change
	(in millions)
Property acquisitions	$3.6	$48.3	$(44.7)
Property, plant and equipment capital expenditures	466.0	988.2	(522.2)
Total accrued capital expenditures	469.6	1,036.5	(566.9)
Change in accruals and other non-cash adjustments	(0.8)	43.9	(44.7)
Total cash capital expenditures	$468.8	$1,080.4	$(611.6)

In the first three quarters of 2019, on an accrual basis, the Company invested $466.0 million on property, plant and equipment capital expenditures (which excludes property acquisitions), a decrease of $522.2 million compared to the first three quarters of 2018. In the first three quarters of 2019, QEP's primary capital expenditures included $396.5 million in the Permian Basin (including midstream infrastructure of $38.9 million, primarily related to oil and gas gathering and water handling) and $70.3 million in the Williston Basin.

In the first three quarters of 2018, on an accrual basis, the Company invested $988.2 million on property, plant and equipment capital expenditures (which excludes property acquisitions). QEP's significant capital expenditures included $689.7 million in the Permian Basin (including midstream infrastructure of $58.0 million, primarily related to oil and gas gathering and water handling), $165.1 million in the Williston Basin, $124.7 million in Haynesville/Cotton Valley (including midstream infrastructure of $7.5 million, primarily related to gas gathering) and $5.1 million in the Uinta Basin. In addition, in the first three quarters of 2018, QEP acquired various oil and gas properties, primarily proved and unproved leasehold acreage in the Permian Basin for an aggregate purchase price of $48.3 million, of which $37.6 million was related to the 2017 Permian Basin Acquisition.

The mid-point of our 2019 forecasted capital expenditures (excluding property acquisitions) is $574.5 million. QEP intends to fund capital expenditures (excluding property acquisitions) with cash flow from operating activities, cash on hand and borrowings under the credit facility. The aggregate levels of capital expenditures for 2019 and the allocation of those expenditures are dependent on a variety of factors, including drilling results, oil, gas and NGL prices, industry conditions, the extent to which properties or working interests are acquired, the availability of capital resources to fund the expenditures and changes in management's business assessments as to where QEP's capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP's estimates.

Cash Flow from Financing Activities

In the first three quarters of 2019, net cash used in financing activities was $455.7 million compared to net cash provided by financing activities of $191.8 million in the first three quarters of 2018. During the first three quarters of 2019, QEP made repayments on its credit facility of $486.0 million, had borrowings from the credit facility of $56.0 million and paid a quarterly dividend payment of $4.8 million. In addition, QEP had treasury stock repurchases of $7.0 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. During the first three quarters of 2019, QEP had a decrease in checks outstanding in excess of cash balances of $13.9 million.

During the first three quarters of 2018, QEP had borrowings from its credit facility of $2,616.0 million and repayments on its credit facility of $2,329.5 million. In addition, QEP used $58.4 million of cash to repurchase common stock under the Company's share repurchase program and had treasury stock repurchases of $7.8 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. QEP also had a decrease in checks outstanding in excess of cash balances of $28.7 million.

As of September 30, 2019, the total principal amount of long-term debt was $2,081.1 million, of which $2,099.3 million was senior notes and $18.2 million was net original issue discount and unamortized debt issuance costs.

Off-Balance Sheet Arrangements

QEP may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At September 30, 2019, the Company's material off-balance sheet arrangements included drilling, gathering, processing and firm transportation arrangements and undrawn letters of credit. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on QEP's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more information regarding off-balance sheet arrangements, we refer you to "Contractual Cash Obligations and Other Commitments" in our 2018 Annual Report on Form 10-K.

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of September 30, 2019, QEP held commodity price derivative contracts, excluding basis swaps, totaling 18.2 million barrels of oil and no commodity price gas derivatives. As of December 31, 2018, QEP held commodity price derivative contracts, excluding basis swaps, totaling 13.9 million barrels of oil and 43.8 million MMBtu of gas.

The following tables present QEP's volumes and average prices for its derivative positions as of October 18, 2019. Refer to Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of September 30, 2019.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2019	NYMEX WTI	3.6	$55.44
2019	ICE Brent	0.5	$66.73
2019	Argus WTI Midland	0.2	$54.60
2019	Argus WTI Houston	0.1	$65.70
2020	NYMEX WTI	11.3	$58.29
2020	Argus WTI Midland	1.5	$57.30
2020 (January - June)	Argus WTI Houston	1.0	$60.06

Production Commodity Derivative Basis Swaps
Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2019	NYMEX WTI	Argus WTI Midland	1.7	$(2.22)
2019	NYMEX WTI	Argus WTI Houston	0.5	$3.69
2020	NYMEX WTI	Argus WTI Midland	6.6	$0.17
2020 (January - June)	NYMEX WTI	Argus WTI Houston	0.4	$3.75

Changes in the fair value of derivative contracts from December 31, 2018 to September 30, 2019, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2018	$122.5
Contracts settled	26.8
Change in oil prices on futures markets	(125.5)
Contracts added	68.0
Net fair value of oil derivative contracts outstanding at September 30, 2019	$91.8

The following table shows the sensitivity of the fair value of oil derivative contracts to changes in the market price of oil and basis differentials:

September 30, 2019
(in millions)
Net fair value – asset (liability)	$91.8
Fair value if market prices of oil and basis differentials decline by 10%	$82.6
Fair value if market prices of oil and basis differentials increase by 10%	$100.9

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $9.1 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $9.2 million as of September 30, 2019. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company's commodity derivative transactions, refer to Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company's revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. At September 30, 2019, the Company had no borrowings outstanding under its revolving credit facility. If interest rates were to increase or decrease 10% during the nine months ended September 30, 2019, at our average level of borrowing for those same periods, the Company's interest expense would increase or decrease by less than $0.1 million for the nine months ended September 30, 2019, or less than 1% of total interest expense.

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

•
maintaining a sufficient liquidity position to ensure financial flexibility, withstand commodity price volatility, and fund our development projects, operations, capital expenditures, debt maturities, interest expense and dividends;

•	estimates of the amount of additional indebtedness we may incur under our revolving credit facility;

•	factors impacting ability to incur additional indebtedness;

•	off-balance sheet arrangements;

•	redemption of senior notes;

•	assumptions regarding share-based compensation;

•	settlement of performance share units and restricted share units in cash;

•	expiration of statute of limitations related to uncertain tax position and associated recognition of tax benefit and reduction in interest and general and administrative expenses;

•	AMT credits amount and timing; and

•	our plans regarding contributions to the nonqualified retirement plan (SERP), medical plan and 401(k) plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Securities Exchange Act of 1934, as amended), as of September 30, 2019. Based on such evaluation, such officers have concluded that, as of September 30, 2019, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are set forth in its 2018 Form 10-K. There have been no material changes to such risk factors since filing the 2018 Form 10-K, except for the risk factors below. The risks described below and in the 2018 Form 10‑K are not the only risks facing QEP. Additional risks and uncertainties not currently known to QEP or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or future results.

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

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the strategic direction of QEP and the trading value of our securities. Elliott Management Corporation (Elliott), a beneficial holder of approximately 4.9% of our common stock (based on Elliott's Form 13F-HR filed on August 14, 2019), made a proposal to our Board on January 7, 2019, to acquire all shares of our common stock. As a result of that proposal, our Board of Directors engaged in a comprehensive review of strategic alternatives and concluded that the best alternative for QEP's shareholders was to move forward as an independent company. Activities of activist shareholders could adversely affect our business and/or operations because:

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

During the three months ended September 30, 2019, no shares were repurchased under the previously announced plan. The following repurchases of QEP shares were made by QEP in association with vested restricted share awards withheld for taxes and pursuant to the Company's share repurchase authorization.

Period	Total shares purchased(1)	Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Remaining dollar amount that may be purchased under the plans or programs
				(in millions)
July 1, 2019 - July 31, 2019	6,170	$5.36	—	1,191.6
August 1, 2019 - August 31, 2019	35,261	$3.53	—	1,191.6
September 1, 2019 - September 30, 2019	131,522	$4.06	—	1,191.6
Total	172,953		—
 ____________________________

(1)
During the three months ended September 30, 2019, QEP purchased 172,953 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants.

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

10.1+
Form of Deferred Share Award Agreement for shares of common stock granted to non-employee directors under the 2018 Long-Term Incentive Plan and for deferral of receipt of such shares in accordance with the terms of the Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2019).

10.2+
Executive Severance Compensation Plan – CIC, as Amended and Restated Effective as of August 7, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2019).

10.3
Letter Agreement, dated August 6, 2019, by and between QEP Resources, Inc. and Elliott Management Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2019).

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

QEP RESOURCES, INC.
(Registrant)

October 23, 2019	/s/ Timothy J. Cutt
Timothy J. Cutt,
President and Chief Executive Officer

October 23, 2019	/s/ Richard J. Doleshek
Richard J. Doleshek,
Executive Vice President and Chief Financial Officer