Form 10-Q
period 2020-03-31
QEP RESOURCES, INC.
filed 2020-04-29
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At March 31, 2020, there were 242,182,385 shares of the registrant's common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$221.8	$275.6
Other revenues	0.4	3.7
Purchased oil and gas sales	3.6	1.3
Total Revenues	225.8	280.6
OPERATING EXPENSES
Purchased oil and gas expense	3.5	1.4
Lease operating expense	40.2	51.5
Transportation and processing costs	13.5	10.9
Gathering and other expense	2.7	3.8
General and administrative	15.9	63.3
Production and property taxes	18.7	24.0
Depreciation, depletion and amortization	142.2	123.3
Impairment	—	5.0
Total Operating Expenses	236.7	283.2
Net gain (loss) from asset sales, inclusive of restructuring costs	3.7	(13.2)
OPERATING INCOME (LOSS)	(7.2)	(15.8)
Realized and unrealized gains (losses) on derivative contracts	449.9	(181.7)
Interest and other income (expense)	(2.6)	2.8
Gain from early extinguishment of debt	25.2	—
Interest expense	(31.6)	(34.0)
INCOME (LOSS) BEFORE INCOME TAXES	433.7	(228.7)
Income tax (provision) benefit	(66.3)	112.0
NET INCOME (LOSS)	$367.4	$(116.7)

Earnings (loss) per common share
Basic	$1.54	$(0.49)
Diluted	$1.54	$(0.49)

Weighted-average common shares outstanding
Used in basic calculation	239.1	237.1
Used in diluted calculation	239.1	237.1

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income (loss)	$367.4	$(116.7)
Other comprehensive income (loss), net of tax:
Pension and other postretirement plans adjustments:
Amortization of prior service costs	—	0.1
Amortization of actuarial losses	0.1	0.1
Net curtailment(1)	—	(0.4)
Other comprehensive income (loss)	0.1	(0.2)
Comprehensive income (loss)	$367.5	$(116.9)
____________________________

(1)	Presented net of income tax expense of $0.1 million for the three months ended March 31, 2019.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$70.3	$166.3
Accounts receivable, net	81.1	108.4
Income tax receivable	165.4	37.4
Fair value of derivative contracts	370.6	1.5
Prepaid expenses and other current assets	9.6	11.6
Total Current Assets	697.0	325.2
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	9,729.5	9,574.9
Unproved properties	565.7	599.1
Gathering and other	164.9	164.2
Materials and supplies	16.5	15.6
Total Property, Plant and Equipment	10,476.6	10,353.8
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	5,339.4	5,250.5
Gathering and other	63.7	61.0
Total Accumulated Depreciation, Depletion and Amortization	5,403.1	5,311.5
Net Property, Plant and Equipment	5,073.5	5,042.3
Fair value of derivative contracts	19.1	0.2
Operating lease right-of-use assets, net	55.0	56.8
Other noncurrent assets	51.2	53.3
TOTAL ASSETS	$5,895.8	$5,477.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$4.2	$18.3
Accounts payable and accrued expenses	243.1	227.2
Production and property taxes	7.9	18.9
Current portion of long-term debt	331.6	—
Interest payable	31.1	31.0
Fair value of derivative contracts	—	18.7
Current operating lease liabilities	18.5	18.0
Asset retirement obligations	6.5	6.0
Total Current Liabilities	642.9	338.1
Long-term debt	1,587.4	2,015.6
Deferred income taxes	469.6	274.5
Asset retirement obligations	93.7	94.9
Fair value of derivative contracts	—	0.5
Operating lease liabilities	42.3	44.8
Other long-term liabilities	33.9	48.8
Commitments and contingencies (Note 11)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 247.0 million and 242.1 million shares issued, respectively	2.5	2.4
Treasury stock – 4.8 million and 4.4 million shares, respectively	(56.2)	(55.4)
Additional paid-in capital	1,459.9	1,456.5
Retained earnings	1,632.2	1,269.6
Accumulated other comprehensive income (loss)	(12.4)	(12.5)
Total Common Shareholders' Equity	3,026.0	2,660.6
TOTAL LIABILITIES AND EQUITY	$5,895.8	$5,477.8

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2019	242.1	$2.4	(4.4)	$(55.4)	$1,456.5	$1,269.6	$(12.5)	$2,660.6
Net income (loss)	—	—	—	—	—	367.4	—	367.4
Cash dividends paid, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	4.9	0.1	(0.4)	(0.8)	3.4	—	—	2.7
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2020	247.0	$2.5	(4.8)	$(56.2)	$1,459.9	$1,632.2	$(12.4)	$3,026.0

Balance at December 31, 2018	239.8	$2.4	(3.1)	$(45.6)	$1,431.9	$1,376.5	$(14.3)	$2,750.9
Net income (loss)	—	—	—	—	—	(116.7)	—	(116.7)
Share-based compensation	2.2	—	(0.8)	(6.2)	8.3	—	—	2.1
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2019	242.0	$2.4	(3.9)	$(51.8)	$1,440.2	$1,259.8	$(14.5)	$2,636.1

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$367.4	$(116.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	142.2	123.3
Deferred income taxes (benefit)	195.0	(117.9)
Impairment	—	5.0
Non-cash share-based compensation	3.3	8.0
Amortization of debt issuance costs and discounts	1.3	1.3
Net (gain) loss from asset sales, inclusive of restructuring costs	(3.7)	13.2
Gain from early extinguishment of debt	(25.2)	—
Unrealized (gains) losses on marketable securities	3.3	(1.9)
Unrealized (gains) losses on derivative contracts	(407.3)	175.8
Changes in operating assets and liabilities	(124.4)	(11.8)
Net Cash Provided by (Used in) Operating Activities	151.9	78.3
INVESTING ACTIVITIES
Property acquisitions	(3.0)	(0.6)
Expenditures for property, plant and equipment, including exploratory well expense	(164.6)	(164.6)
Proceeds from disposition of assets	12.6	617.4
Net Cash Provided by (Used in) Investing Activities	(155.0)	452.2
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(14.1)	(4.3)
Repurchases of senior notes	(72.7)	—
Proceeds from credit facility	—	44.5
Repayments of credit facility	—	(474.5)
Treasury stock repurchases	(0.8)	(5.8)
Dividends paid	(4.8)	—
Net Cash Provided by (Used in) Financing Activities	(92.4)	(440.1)
Change in cash, cash equivalents and restricted cash(1)	(95.5)	90.4
Beginning cash, cash equivalents and restricted cash(1)	196.4	28.1
Ending cash, cash equivalents and restricted cash(1)	$100.9	$118.5

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$29.7	$31.5
Cash paid (refund received) for income taxes, net	$(0.7)	$—
Cash paid for amounts included in the measurement of lease liabilities	$6.0	$6.6
Other Non-cash Activities:
Right-of-use assets obtained in exchange for operating lease obligations	$0.5	$6.9
Non-cash Investing Activities:
Capital expenditure accruals as of March 31, 2020 and 2019	$77.3	$57.2
____________________________

(1)	Refer to Cash, Cash Equivalents and Restricted Cash in Note 1 – Basis of Presentation.

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

Basis of Presentation

The interim Condensed Consolidated Financial Statements (financial statements) contain the accounts of QEP and its majority-owned or controlled subsidiaries. The financial statements were prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Financial Statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for annual consolidated financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the financial statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Further, these estimates and other factors, including those outside the Company's control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company's financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain prior period balances on the Condensed Consolidated Balance Sheets (balance sheets) and Condensed Consolidated Statements of Cash Flows (statements of cash flows) have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company's net income (loss), earnings (loss) per share or retained earnings previously reported.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets to the amounts shown in the statements of cash flows:

	March 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$70.3	$89.9
Restricted cash(1)	30.6	28.6
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$100.9	$118.5
_______________________
(1) As of March 31, 2020 and 2019, the restricted cash balance is cash held in an escrow account related to a title dispute between outside parties in the Williston Basin. The restricted cash balance is recorded within "Other noncurrent assets" on the balance sheets.

Income Tax

The tax legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21%. In addition, the tax legislation eliminated the corporate Alternative Minimum Tax (AMT), allowing the Company to claim AMT refunds for AMT credits carried forward from prior tax years. The Company received $73.9 million of AMT credit refunds in 2019. The Coronavirus Aid Relief, and Economic Security Act (CARES Act) enacted in March 2020 permitted the Company to carry back its net operating loss (NOL) generated in 2018, creating additional AMT credits, and accelerate all of its AMT refunds into 2020. The Company now anticipates it will receive $165.6 million of AMT credit refunds, after carrybacks, in the next 12 months. The AMT credit refunds are included in "Income tax receivable" on the balance sheets as of March 31, 2020.

QEP’s effective federal and state income tax rate was 15.3% during the first quarter of 2020 compared to a rate of 49.0% during the first quarter of 2019. The decrease in the federal and state income tax rate was primarily driven by the impact of discrete items (unusual or infrequent items impacting the tax provision) recognized during the first quarter of 2019 and 2020. The primary discrete item recognized during the first quarter of 2020 relates to the remeasurement of deferred taxes related to a NOL carryback under the CARES Act to a year with a higher federal tax rate. The primary discrete item recognized during the first quarter of 2019 related to the remeasurement of deferred taxes associated with the Haynesville Divestiture.

Impairment of Long-Lived Assets

During the three months ended March 31, 2020, there were no impairment charges. During the three months ended March 31, 2019, QEP recorded impairment charges of $5.0 million related to an office building lease.

Employee Benefits

QEP provides pension and other postretirement benefits to certain employees through three retiree benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan). The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. The SERP is a nonqualified retirement plan that is unfunded and provides postretirement benefits to certain QEP employees. The Medical Plan is a self-insured plan. It is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees.

During the three months ended March 31, 2020, the Company made contributions of $9.0 million to its retiree benefit plans (including $2.0 million to the Pension Plan and $7.0 million to the SERP) and expects to contribute an additional $3.7 million during the remainder of 2020 (including $2.0 million to the Pension Plan, $1.5 million to the SERP and $0.2 million to the Medical Plan). Contributions to the Pension Plan increase plan assets whereas contributions to the SERP and Medical Plan are used to fund current benefit payments.

The Company recognizes service costs related to SERP and Medical Plan benefits on the Condensed Consolidated Statements of Operations (statements of operations) within "General and administrative" expense. All other expenses related to the Pension Plan, SERP and Medical Plan are recognized on the statements of operations within "Interest and other income (expense)".

QEP also offers a nonqualified, unfunded deferred compensation plan (Wrap Plan) to certain individuals. The Wrap Plan provides participants with certain tax planning benefits as well as supplemental funds for retirement and allows participants to defer the receipt of various types of compensation. Participants are able to select from a variety of investment options, including mutual funds and phantom QEP shares. As of March 31, 2020 and December 31, 2019, the Wrap Plan obligations for participants' future benefits were $21.0 million and $26.8 million, respectively, and are included in "Other long-term liabilities" on the balance sheets. The Company established a trust (Rabbi Trust) to hold the investments associated with the Wrap Plan (other than phantom QEP shares) and to pay Wrap Plan obligations as they arise. As of March 31, 2020 and December 31, 2019, the marketable securities held in the Rabbi Trust were $20.6 million and $23.1 million, respectively, and are included in "Other noncurrent assets" on the balance sheets. Refer to Note 6 – Fair Value Measurements for information on the fair value measurement of the marketable securities held in the Rabbi Trust and the Wrap Plan obligations.

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of credit losses on financial instruments, which requires a company immediately recognize management's current estimated credit losses ("CECL") for all financial instruments that are not accounted for at fair value through net income. Previously, credit losses on financial assets were only required to be recognized when they were incurred. The Company adopted ASU 2016-13 on January 1, 2020. The guidance did not have a significant impact on the financial statements or notes accompanying the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair value measurement (Topic 820) - Disclosure framework - Changes to the disclosure requirements for fair value measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The Company adopted ASU 2018-13 on January 1, 2020. The guidance did not have a significant impact on the financial statements or notes accompanying the financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (LIBOR). The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This amendment is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company's financial statements.

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

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Three Months Ended March 31, 2020
Northern Region
Williston Basin	$79.2	$4.6	$3.5	$(9.3)	$78.0
Other Northern	0.1	0.1	—	—	0.2
Southern Region
Permian Basin	140.7	1.8	6.1	(5.0)	143.6
Other Southern	—	—	—	—	—
Total oil and condensate, gas and NGL sales	$220.0	$6.5	$9.6	$(14.3)	$221.8

	Three Months Ended March 31, 2019
Northern Region
Williston Basin	$109.9	$12.5	$7.4	$(10.1)	$119.7
Other Northern	0.4	0.2	—	—	0.6
Southern Region
Permian Basin	139.2	4.6	9.5	(3.7)	149.6
Other Southern	—	5.7	—	—	5.7
Total oil and condensate, gas and NGL sales	$249.5	$23.0	$16.9	$(13.8)	$275.6

Note 3 – Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2020 and 2019, QEP acquired various oil and gas properties, which primarily included proved leasehold acreage in the Permian Basin for an aggregate purchase price of $3.0 million and $0.6 million, respectively, subject to post-closing purchase price adjustments.

Divestitures

During the three months ended March 31, 2020, QEP received proceeds of $12.6 million and recorded a pre-tax gain on sale of $3.7 million, primarily related to the divestiture of certain properties outside its main operating areas. Gains and losses are reported on the statements of operations within "Net gain (loss) from asset sales, inclusive of restructuring costs".

Haynesville/Cotton Valley Divestiture

In January 2019, QEP sold its Haynesville/Cotton Valley assets (Haynesville Divestiture) and during the year ended December 31, 2019, reached final settlement on asserted environmental and title defects and received aggregate net cash proceeds of $633.9 million. QEP recorded a net pre-tax loss, including restructuring costs, of $4.0 million, of which $15.0 million of the pre-tax loss was recognized during the three months ended March 31, 2019, and was recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations.

During the three months ended March 31, 2019, QEP accounted for revenues and expenses related to Haynesville/Cotton Valley, including the pre-tax loss on sale of $15.0 million, as income from continuing operations on the statements of operations because the Haynesville Divestiture did not cause a strategic shift for the Company and therefore did not qualify as discontinued operations. During the three months ended March 31, 2019, QEP recorded a net loss before income taxes related to the divested Haynesville/Cotton Valley properties of $11.1 million, which includes the pre-tax loss on sale of $15.0 million.

Other Divestitures

In addition to the Haynesville Divestiture, during the three months ended March 31, 2019, QEP received net cash proceeds of $2.1 million and recorded a pre-tax loss on sale of $0.4 million, primarily related to the divestiture of properties outside its main operating areas.

These gains and losses were recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings (loss) per common share. The Company was in a net loss position for the three months ended March 31, 2019; therefore, all potentially dilutive securities were anti-dilutive.

The following is a reconciliation of the components of basic and diluted shares used in the EPS calculation:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Weighted-average basic common shares outstanding	239.1	237.1
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	—	—
Average diluted common shares outstanding	239.1	237.1

Note 5 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) associated with the retirement of tangible, long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs or estimated lives. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate.

The balance sheet line items of QEP's ARO liability are presented in the table below:

	Asset Retirement Obligations
	March 31,	December 31,
	2020	2019
Balance Sheet line item	(in millions)
Current:
Asset retirement obligations, current liability	$6.5	$6.0
Long-term:
Asset retirement obligations	93.7	94.9
Total ARO Liability	$100.2	$100.9

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
(in millions)
ARO liability at January 1, 2020	$100.9
Accretion	0.9
Additions	0.6
Revisions	(0.5)
Liabilities related to assets sold	(1.3)
Liabilities settled	(0.4)
ARO liability at March 31, 2020	$100.2

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

QEP has determined that the marketable securities held in the Rabbi Trust and the Wrap Plan obligations are Level 1. The fair value of the marketable securities in the Rabbi Trust is based on actively traded mutual funds. The Wrap Plan obligations, which represent the underlying liabilities to the participants in the Wrap Plan, are recorded at amounts due to participants, based on the fair value of participants' selected investments, including both actively traded mutual funds and phantom QEP shares.

The fair value of financial assets and liabilities at March 31, 2020 and December 31, 2019, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Condensed Consolidated Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets	March 31, 2020
Fair value of derivative contracts – short-term	$—	$375.4	$—	$(4.8)	$370.6
Fair value of derivative contracts – long-term	—	21.2	—	(2.1)	19.1
Fair value of marketable securities	20.6	—	—	—	20.6
Total financial assets	$20.6	$396.6	$—	$(6.9)	$410.3

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$4.8	$—	$(4.8)	$—
Fair value of derivative contracts – long-term	—	2.1	—	(2.1)	—
Fair value of Wrap Plan obligations	21.0	—	—	—	21.0
Total financial liabilities	$21.0	$6.9	$—	$(6.9)	$21.0

	December 31, 2019
Financial Assets
Fair value of derivative contracts – short-term	$—	$1.5	$—	$—	$1.5
Fair value of derivative contracts – long-term	—	0.2	—	—	0.2
Fair value of marketable securities	23.1	—	—	—	23.1
Total financial assets	$23.1	$1.7	$—	$—	$24.8

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$18.7	$—	$—	$18.7
Fair value of derivative contracts – long-term	—	0.5	—	—	0.5
Fair value of Wrap Plan obligations	26.8	—	—	—	26.8
Total financial liabilities	$26.8	$19.2	$—	$—	$46.0

_______________________

(1)
The Company nets its derivative contract assets and liabilities outstanding with the same counterparty on the balance sheets for the contracts that contain netting provisions. Refer to Note 7 – Derivative Contracts for additional information regarding the Company's derivative contracts.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the financial statements:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	March 31, 2020		December 31, 2019
Financial Liabilities	(in millions)
Total debt outstanding	$1,919.0	$806.2	$2,015.6	$2,029.4

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and checks outstanding in excess of cash balances approximate fair value. The fair value of fixed-rate long-term debt is based on the trading levels and dollar prices for the Company's debt at the end of the quarter. At times when the Company has outstanding debt under the credit facility, the carrying amount of variable-rate long-term debt approximates fair value because the floating interest rate paid on such debt is set for periods of one month or less.

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

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company reviews its proved oil and gas properties and operating lease right-of-use assets for potential impairment at least annually and when events and changes in circumstances indicate that the carrying amount of such property may not be recoverable. If impairment is indicated, the fair value of property is measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value. If a range is estimated for the amount of future cash flows, the fair value of property is measured utilizing a probability-weighted approach in which the likelihood of possible outcomes is taken into consideration. Given the unobservable nature of the inputs, fair value calculations associated with long-term operating lease right-of-use assets and proved oil and gas property impairments are considered Level 3 within the fair value hierarchy. During the three months ended March 31, 2020, the Company did not have an impairment charge. During the three months ended March 31, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease.

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

Derivative Contracts – Production
The following table presents QEP's volumes and average prices for its commodity derivative swap contracts as of March 31, 2020:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2020	NYMEX WTI	11.0	$57.75
2020	Argus WTI Midland	1.1	$57.30
2020	Argus WTI Houston	0.5	$60.06
2021	NYMEX WTI	1.6	$55.04
Gas sales		(MMbtu)	($/MMbtu)
2020	IF Waha(1)	8.3	$0.63
2020	NYMEX HH	5.5	$2.11
2021	IF Waha(1)	7.3	$1.47
2021	NYMEX HH	7.3	$2.38

_______________________

(1)
IF Waha Index pricing reported in Platts' Inside FERC's Gas Market Report, reflecting the weighted average price of Natural Gas transactions at the Waha Hub in west Texas on the first day of the month.

QEP uses oil basis swaps, combined with NYMEX WTI fixed-price swaps, to achieve fixed price swaps for the location at which it physically sells its production. The following table presents details of QEP's oil basis swaps as of March 31, 2020:

Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2020	NYMEX WTI	Argus WTI Midland	5.2	$0.20
2020	NYMEX WTI	Argus WTI Houston	0.2	$3.75
2021	NYMEX WTI	Argus WTI Midland	4.4	$0.99

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the statements of operations are summarized in the following table:

	Three Months Ended
Derivative contracts	March 31,
	2020	2019
Realized gains (losses) on commodity derivative contracts	(in millions)
Production
Oil derivative contracts	$42.6	$(3.0)
Gas derivative contracts	—	(2.9)
Realized gains (losses) on commodity derivative contracts	42.6	(5.9)
Unrealized gains (losses) on commodity derivative contracts
Production
Oil derivative contracts	413.9	(177.3)
Gas derivative contracts	(6.6)	(0.3)
Unrealized gains (losses) on commodity derivative contracts	407.3	(177.6)
Total realized and unrealized gains (losses) on commodity derivative contracts related to production	$449.9	$(183.5)

Derivatives associated with Haynesville Divestiture
Unrealized gains (losses) on commodity derivative contracts
Production
Gas derivative contracts	—	1.8
Unrealized gains (losses) on commodity derivative contracts related to divestitures (1)	$—	$1.8

Total realized and unrealized gains (losses) on commodity derivative contracts	$449.9	$(181.7)

_______________________

(1)
During the three months ended March 31, 2019, the unrealized gains (losses) on commodity derivative contracts related to the Haynesville Divestiture were comprised of derivatives included as part of the Haynesville/Cotton Valley purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in January 2019. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Haynesville Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations.

Note 8 – Leases

QEP enters into contractual lease arrangements to rent office space, compressors, generators, drilling rigs and other equipment from third-party lessors. QEP records a net operating lease right-of-use (ROU) asset and operating lease liability on the balance sheets for all operating leases with a contract term in excess of 12 months. ROU assets represent QEP’s right to use an underlying asset for the lease term and lease liabilities represent QEP’s obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. With the exception of generators, QEP does not account for lease components separately from the non-lease components. The contractual consideration provided under QEP's leased generators is allocated between lease components, such as equipment, and non-lease components, such as maintenance service fees, based on estimated costs from the vendor. QEP uses its incremental borrowing rate at commencement date of the contract in calculating the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for QEP's risk. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of QEP's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that QEP will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

QEP determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the balance sheets as “Operating lease right-of-use assets, net” with offsetting liabilities recorded as “Current operating lease liabilities” and “Operating lease liabilities.” QEP recognizes a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant, or equipment (PP&E), the contract terms are dependent on the use of the PP&E, and QEP has the ability or right to operate the PP&E or to direct others to operate the PP&E and receive the majority of the economic benefits of the assets. As of March 31, 2020, QEP does not have any financing leases.

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost included in the Condensed Consolidated Balance Sheets	(in millions)
Property, Plant and Equipment acquisitions(1)	$4.4	$4.7

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost included in the Condensed Consolidated Statement of Operations	(in millions)
Lease operating expense	$2.5	$3.1
Gathering and other expense	1.9	1.5
General and administrative	1.5	1.6

Total lease cost	$10.3	$10.9
 ____________________________

(1)
Represents short-term lease capital expenditures related to drilling rigs for the three months ended March 31, 2020 and 2019. These costs are capitalized as a part of "Proved properties" on the balance sheets.

Lease term and discount rate related to the Company's leases are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)	4.3	3.8
Weighted-average discount rate	7.5%	8.1%

As of March 31, 2020 and December 31, 2019, the maturity analysis for long-term operating leases under the scope of ASC 842 are as follows:

	March 31, 2020	December 31, 2019
Year	(in millions)
2020	$17.0	$22.3
2021	21.1	20.4
2022	16.3	15.9
2023	11.0	10.6
2024	1.7	1.4
After 2024	2.5	2.4
Less: Interest(1)	(8.8)	(10.2)
Present value of lease liabilities(2)	$60.8	$62.8

 ____________________________

(1)	Calculated using the estimated interest rate for each lease.

(2)
As of March 31, 2020 and December 31, 2019, of the total present value of lease liabilities, $18.5 million and $18.0 million, was recorded in "Current operating lease liabilities", respectively, and $42.3 million and $44.8 million was recorded in "Operating lease liabilities", respectively, on the balance sheets.

Note 9 – Restructuring

In February 2018, QEP's Board of Directors approved certain strategic and financial initiatives. In February 2019, QEP's Board of Directors commenced a comprehensive review of strategic alternatives to maximize shareholder value. In connection with these activities, QEP has incurred various restructuring costs associated with contractual termination benefits including severance, accelerated vesting of share-based compensation and other expenses. The termination benefits are accounted for under ASC 712, Compensation – Nonretirement Postemployment Benefits and ASC 718, Compensation – Stock Compensation.

Restructuring costs recognized are summarized below:

	Total recognized	Recognized in "General and administrative"	Recognized in "Net (gain) loss from asset sales, inclusive of restructuring costs"	Recognized in "Interest and other (income) expense"
	Three Months Ended March 31, 2020
	(in millions)
Termination benefits	$1.0	$1.0	$—	$—
Accelerated share-based compensation(1)	0.2	0.2	—	—
Retention expense (including share-based compensation)	0.2	0.2	—	—
Total restructuring costs	$1.4	$1.4	$—	$—

	Three Months Ended March 31, 2019
Termination benefits	$6.8	$6.7	$0.1	—
Office lease termination costs	0.6	0.6	—	—
Accelerated share-based compensation(1)	8.4	6.9	1.5	—
Retention expense (including share-based compensation)	6.1	6.1	—	—
Pension and Medical Plan curtailment	(0.5)	—	(0.2)	(0.3)
Total restructuring costs	$21.4	$20.3	$1.4	$(0.3)

 ____________________________

(1)
Accelerated share-based compensation represents the additional expense or loss recognized in the statement of operations for the three months ended March 31, 2020 and 2019. Total accelerated share-based compensation was $0.6 million and $8.8 million as of March 31, 2020 and 2019, respectively, and was determined based on the contractual vesting date, with $0.2 million and $8.4 million recognized during the three months ended March 31, 2020 and 2019, respectively, as shown above, and the remaining amount recognized in prior periods.

	Costs recognized from inception through March 31, 2020(1)	Total remaining costs expected to be incurred
	(in millions)
Termination benefits	$45.6	$—
Office lease termination costs	1.6	—
Accelerated share-based compensation	23.8	—	(2)
Retention expense (including share-based compensation)	38.5	0.2
Pension and Medical Plan curtailment	1.3	—
Total restructuring costs	$110.8	$0.2
 ____________________________

(1)	Represents costs incurred since February 2018 when QEP's Board of Directors approved certain strategic and financial initiatives.

(2)
Due to the nature of the accelerated share-based compensation, as of March 31, 2020, the Company is not able to reasonably estimate the total cost to be incurred in connection with these restructurings.

The following table is a reconciliation of QEP's restructuring liability, which is included within "Accounts payable and accrued expenses" on the balance sheets.

	Restructuring liability
	Termination benefits	Office lease termination costs	Accelerated share-based compensation	Retention expense	Pension curtailment	Total
	(in millions)
Balance at December 31, 2019	$1.2	$—	$—	$6.5	$—	$7.7
Costs incurred and charged to expense	1.0	—	0.2	0.2	—	1.4
Costs paid or otherwise settled	(1.0)	—	(0.2)	(6.5)	—	(7.7)
Balance at March 31, 2020	$1.2	$—	$—	$0.2	$—	$1.4

Note 10 – Debt

As of the indicated dates, the principal amount of QEP's debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Revolving Credit Facility due 2022	$—	$—
6.875% Senior Notes due 2021	332.3	382.4
5.375% Senior Notes due 2022	465.1	500.0
5.25% Senior Notes due 2023	636.8	650.0
5.625% Senior Notes due 2026	500.0	500.0
Less: unamortized discount and unamortized debt issuance costs	(15.2)	(16.8)
Total principal amount of debt (including current portion)	1,919.0	2,015.6
Less: current portion of long-term debt	(331.6)	—
Total long-term debt outstanding	$1,587.4	$2,015.6

Of the total debt outstanding on March 31, 2020, the 6.875% Senior Notes due March 1, 2021, the 5.375% Senior Notes due October 1, 2022 and the 5.25% Senior Notes due May 1, 2023, will mature within the next five years. In addition, the revolving credit facility matures on September 1, 2022.

Credit Facility
QEP's unsecured revolving credit facility, which matures in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. At March 31, 2020 and December 31, 2019, QEP was in compliance with the covenants under its credit agreement.

As of March 31, 2020, and December 31, 2019, respectively, QEP had no borrowings outstanding and $2.9 million in letters of credit outstanding under the credit facility.

Senior Notes
At March 31, 2020, the Company had $1,934.2 million in principal amount of senior notes outstanding with maturities ranging from March 1, 2021 to March 1, 2026, and coupons ranging from 5.25% to 6.875%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of QEP's other existing and future unsecured and senior obligations. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP's senior notes contain customary events of default and covenants that may limit QEP's ability to, among other things, place liens on its property or assets. During the period ended March 31, 2020, QEP repurchased principal amounts of $50.1 million of its 6.875% Senior Notes due March 2021, $34.9 million of its 5.375% Senior Notes due October 1, 2022 and $13.2 million of its 5.25% Senior Notes due May 1, 2023. The Company recorded $25.2 million in "Gain from early extinguishment of debt" on the statements of operations associated with the repurchase of Senior Notes during the period ended March 31, 2020.

Note 11 – Commitments and Contingencies

The Company is involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its financial statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes.

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

Mabee Ranch Royalty Partnership Litigation – In October 2017, the owners of certain surface and mineral interests in Martin and Andrews County, Texas, filed suit against QEP, alleging QEP improperly used the surface of the properties and failed to correctly pay royalties, and seeking monetary damages and a declaratory judgment that portions of the oil and gas leases covering the properties are no longer in effect. The parties have reached a settlement involving no cash consideration and have jointly moved to dismiss the litigation.

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

Note 12 – Share-Based and Long-Term Incentive Compensation

In 2018, QEP's Board of Directors and QEP's shareholders approved the QEP Resources, Inc. 2018 Long-Term Incentive Plan (LTIP), which replaced the 2010 Long-Term Stock Incentive Plan (LTSIP) and provides for the issuance of up to 10.0 million shares such that the Board of Directors may grant long-term incentive compensation. QEP issues restricted share awards, restricted cash awards and restricted share units under its LTSIP or LTIP and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. Grants issued prior to May 15, 2018 were under the LTSIP and grants issued on or after May 15, 2018 are under the LTIP. QEP recognizes the expense over the vesting periods for stock options, restricted share awards, restricted cash awards, restricted share units and performance share units. There were 3.7 million shares available for future grants under the LTIP at March 31, 2020.

Share-based compensation expense is generally recognized within "General and administrative" expense on the statements of operations and is summarized in the table below.

	Three Months Ended
	March 31,
	2020(1)	2019(2)
	(in millions)
Stock options	$—	$0.3
Restricted share awards	3.3	6.1
Restricted cash awards	0.2	—
Performance share units	0.4	5.2
Restricted share units	—	0.1
Total share-based compensation expense	$3.9	$11.7

 ________________________

(1)
During the three months ended March 31, 2020, the Company recorded an additional $0.2 million of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program. Refer to Note 9 – Restructuring for additional information.

(2)
During the three months ended March 31, 2019, the Company recorded $8.4 million of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program, of which $1.5 million was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statement of operations during the three months ended March 31, 2019 and the remaining $6.9 million is included in the table above. Refer to Note 9 – Restructuring for additional information.

Stock Options
During the three months ended March 31, 2020, QEP did not issue stock options to its employees. In periods when QEP granted stock options, the Company historically used the Black-Scholes-Merton mathematical model to estimate the fair value of stock option awards at the date of grant. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended for calculating the value of options not traded on an exchange. The Company utilized the "simplified" method to estimate the expected term of the stock options granted as there was limited historical exercise data available in estimating the expected term of the stock options. QEP used a historical volatility method to estimate the fair value of stock option awards, and the risk-free interest rate was based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the stock options. The stock options typically vest in equal installments over three years from the grant date and are exercisable immediately upon vesting through the seventh anniversary of the grant date. To fulfill options exercised, QEP either reissues treasury stock or issues new shares. The Company recognizes forfeitures of stock options as they occur.

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2019	1,802,387	$20.87
Cancelled	(305,163)	30.12
Outstanding at March 31, 2020	1,497,224	$18.98	2.51	$—
Options Exercisable at March 31, 2020	1,494,157	$19.00	2.51	$—
Unvested Options at March 31, 2020	3,067	$7.52	4.42	$—

During the three months ended March 31, 2020 there were no exercises of stock options. The Company recognized $1.0 million of income tax expense for the cancellation of options for the three months ended March 31, 2020, and no income tax expense related to stock options for the three months ended March 31, 2019. As of March 31, 2020, there was no unrecognized compensation expense related to stock options granted under the LTSIP. Refer to Note 9 – Restructuring for additional information.

Restricted Share Awards
Restricted share award grants typically vest in equal installments over three years from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The Company recognizes restricted share forfeitures as they occur. The total fair value of restricted share awards that vested during the three months ended March 31, 2020 and 2019 was $10.5 million and $22.8 million, respectively. The Company recognized $1.9 million of income tax expense for shares that were either vested or forfeited during the three months ended March 31, 2020, and no income tax expense related to restricted shares for the three months ended March 31, 2019. The weighted-average grant date fair value of restricted share awards was $2.18 per share and $7.98 per share for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, $16.4 million of unrecognized compensation expense related to restricted share awards granted under the LTSIP and LTIP is expected to be recognized over a weighted-average vesting period of 2.51 years.

Transactions involving restricted share awards under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	2,845,033	$8.67
Granted	4,860,052	2.18
Vested	(1,073,255)	9.76
Forfeited	(12,583)	8.61
Unvested balance at March 31, 2020	6,619,247	$3.73

Restricted Cash Awards
Beginning in March 2020, QEP issued restricted cash awards under its LTIP to certain employees. Restricted cash award grants vest in equal installments over three years from the grant date. The Company recognizes restricted cash forfeitures as they occur. There were no restricted cash awards granted or outstanding during the three months ended March 31, 2019. As of March 31, 2020, $3.1 million of unrecognized compensation expense related to restricted cash awards granted under the LTIP is expected to be recognized over a weighted-average vesting period of 3.0 years.

Transactions involving restricted cash awards under the terms of the LTIP are summarized below:

Restricted Cash Awards Outstanding

Unvested balance at December 31, 2019	$—
Granted	3,216,675
Vested	—
Forfeited	—
Unvested balance at March 31, 2020	$3,216,675

Performance Share Units
The payouts associated with performance share units under the CIP are dependent upon the Company's total shareholder return compared to a group of its peers over three years. The awards are denominated in share units and have historically been paid in cash. The Company has the option to settle earned awards in cash or shares of common stock under the Company's LTIP; however, as of March 31, 2020, the Company expects to settle all awards under the CIP in cash. These awards are classified as liabilities and are included within "Other long-term liabilities" on the balance sheets. Because these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The Company paid $10.9 million for vested performance share units during the three months ended March 31, 2019. The weighted-average grant date fair value of the performance share units granted during the three months ended March 31, 2020 and 2019 was $2.17 and $7.93 per share, respectively. As of March 31, 2020, $4.9 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.53 years. Refer to Note 9 – Restructuring for additional information.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	625,922	$9.04
Granted	1,926,026	2.17
Vested and paid	(55,186)	16.37
Unvested balance at March 31, 2020	2,496,762	$3.65

Restricted Share Units
Employees may elect to defer their grants of restricted share awards and these deferred awards are designated as restricted share units. Restricted share units vest over three years and are deferred into the Company's nonqualified, unfunded deferred compensation plan at the time of grant. These awards are ultimately paid in cash when distributed from the deferred compensation plan. They are classified as liabilities in "Other long-term liabilities" on the balance sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $2.08 and $7.93 per share for the three months ended March 31, 2020 and 2019, respectively. The Company recognized $0.2 million of income tax expense related to restricted share units for the three months ended March 31, 2020, and no income tax expense related to restricted share units for the three months ended March 31, 2019. As of March 31, 2020, there was less than $0.1 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share units under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	34,393	$8.16
Granted	76,083	2.08
Vested and paid	(26,770)	8.20
Unvested balance at March 31, 2020	83,706	$2.62

Note 13 – Subsequent Event

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency due to the risks imposed to the international community by a new strain of coronavirus known as COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic. During this time, the crude oil market began to experience a decline in oil prices in response to concerns about oil demand due to the global economic impacts of COVID-19. In addition, policy disputes in the first quarter of 2020 between OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led to significant weakness in oil prices that have continued to decline subsequent to March 31, 2020 and caused concern for the outlook on crude oil prices for 2020 and beyond.

The Company is not able to reasonably estimate the future costs, total magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 at this time. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our oil and natural gas products and an adverse effect on our financial position and results of operations. In addition, a decline in oil and gas prices and additional volatility in future pricing could negatively impact our ability to execute our operating and development plans and our ability to generate operating cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. MD&A should be read in conjunction with the financial statements and related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) and analyzes the changes in the results of operations between the three months ended March 31, 2020 and 2019. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2019 Form 10-K.

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

As a result of the reduction of the Company's operational footprint in 2019 following the Board of Directors' comprehensive review of strategic alternatives and determination to move forward as an independent company, QEP reassessed its organizational needs and significantly reduced its general and administrative expense in 2019 to ensure its cost structure is competitive with industry peers.

As a part of the strategic initiatives and reduction in general and administrative expense, QEP has incurred costs associated with contractual termination benefits, including severance, accelerated vesting of share-based compensation and other expenses. Refer to Note 3 – Acquisitions and Divestitures and Note 9 – Restructuring in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

The Company continues to focus on reducing its operating costs, per well drilling costs, general and administrative costs and managing its liquidity.  We believe our plan to generate Free Cash Flow (FCF) on an annual basis will allow us to further strengthen our balance sheet and continue returning capital to shareholders.

Financial and Operating Highlights

During the three months ended March 31, 2020, QEP:

•	Generated net income of $367.4 million, or $1.54 per diluted share;

•	Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $173.9 million;

•	Reported cash provided by operating activities of $151.9 million;

•	Reported Free Cash Flow (a non-GAAP measure defined and reconciled below) outspend of $31.6 million;

•	Lowered lease operating expense by 22% compared to the first quarter of 2019;

•	Reduced general and administrative expenses by 75% compared to the first quarter 2019;

•
Recognized an additional $128.1 million in accelerated alternative minimum tax (AMT) credit refunds from the CARES Act, resulting in an aggregate income tax receivable of $165.6 million as of March 31, 2020;

•	Repurchased a principal amount of $98.2 million of senior notes, which were due in 2021, 2022 and 2023, and recorded a $25.2 million gain on early extinguishment of debt; and

•	Reported oil and condensate production of 3.3 MMbbls in the Permian Basin, an increase of 14% compared to the first quarter 2019;

Outlook

The novel coronavirus disease (COVID-19) has created unprecedented challenges for our industry, customers and employees. The Company is taking decisive action to protect the core of its business and to ensure the health and safety of our employees, business partners and communities until this crisis passes. The Company instituted various measures, including remote working and business travel restrictions, starting in March 2020, and we remain engaged with our business and community partners on how we can assist them during this time. The Company is taking additional safeguards and has implemented new procedures and policies to help protect the health and safety of the portion of the workforce whose jobs cannot be completed from home, including those who run our field operations. We continue to monitor the guidelines and recommendations provided by the relevant authorities, and we will continue to make the difficult decisions to ensure we are doing our part in preventing the spread of the virus.

As a result of lower demand caused by the COVID-19 pandemic and oversupply of crude oil, the future prices of crude oil are at or near historic lows. In light of current market conditions, the Company has taken significant steps to proactively manage its cash flow and preserve liquidity by suspending completion operations and releasing two drilling rigs in the Permian Basin as well as suspending the refracturing program in the Williston Basin upon the completion of current projects. These actions have reduced the Company's capital spending forecast for 2020 by 32% compared to our original guidance. While these decisions are expected to result in lower 2020 oil production than originally forecasted, the Company believes that it will be able to maintain positive cash flow and protect its balance sheet, with the ultimate goal of protecting shareholder returns over the long term. Although the Company has already reduced activity dramatically, we are prepared to reduce it further for an extended period if necessary. The Company will utilize this slowdown to improve on its best in class operations and to continue to reduce expenses to the lowest and most efficient cost structure possible.

Due to the Company’s derivative positions and reduction in capital expenditures, the Company expects to generate significant FCF in 2020 despite the current market conditions. In addition to generating FCF, due to changes enacted by the CARES Act, the Company anticipates receiving alternative minimum tax (AMT) credit refunds of $165.6 million in the next 12 months. The Company believes that the cash on hand, generation of FCF and anticipated AMT credit refunds positions the Company to meet its liquidity needs for the next twelve 12 months, including its debt maturity in March 2021.

The Company believes that the overall reduction of global spending on new development projects, especially in the U.S., will cause a reduction in the global oil supply, and that the eventual recovery from the COVID-19 pandemic will cause demand to be more in line with previously anticipated levels and, consequently, cause oil prices to recover. As a result of the actions taken, and continuing to be taken, and the expected stabilization of the global economy, the Company expects to emerge in a stronger position.

Based on current commodity prices, we expect to be able to fund our planned capital program for 2020 with cash on hand and cash flow from operating activities. Our total capital expenditures (excluding property acquisitions) for 2020 are expected to be approximately $385.0 million, a decrease of over 30% from both our 2019 capital expenditures and our original 2020 guidance. We continuously evaluate our level of drilling and completion activity in light of commodity prices, drilling results and changes in our operating and development costs and will adjust our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

Factors Affecting Results of Operations

Supply, Demand, Market Risk and their Impact on Oil Prices
In the first quarter of 2020 the average price of WTI crude oil dropped 65.9% from the first quarter of 2019. Crude oil prices were negatively impacted by a variety of factors affecting current and expected supply and demand dynamics, including: the COVID-19 pandemic and related shut-down of various sectors of the global economy which has resulted in a significant reduction in demand for crude oil, continued U.S. supply growth driven by advances in drilling and completion technologies, and the delay of an agreement on production levels by members of the Organization of Petroleum Exporting Countries (OPEC) and other oil producing countries, including Russia, resulting in increased supply in the global market. Other factors impacting supply and demand include weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control. While OPEC and other oil producing countries reached an agreement in April 2020 with respect to production levels, it is not expected to have an immediate impact on crude oil prices until global supply matches current lower levels of demand caused by the factors mentioned above, including the COVID-19 pandemic.

Changes in the market prices for oil directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, its PUD reserves conversion rate, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and gas properties. The decline in the price of crude oil negatively impacted our oil revenue during the first quarter of 2020 but the value of our oil derivatives portfolio increased significantly. Additionally, the volatility in commodity prices has impacted the Company’s stock price and the fair value of the Company's debt securities, all of which impact our financial and operating results. Due to the changes in our drilling plans, we expect that our 2020 proved undeveloped (PUD) conversion rate will be lower than originally anticipated. In addition, a prolonged low price environment may impact our future drilling plans and decrease our total PUD reserves. If oil prices remain consistent with March 2020 levels for an extended period of time, or decline further, our operations, financial condition and level of expenditures for the development of our oil reserves may be materially and adversely affected.

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

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the global economy, including global economic issues such as COVID-19; political unrest; oil producing countries' oil production and policies regarding production quotas; actions taken by the United States Congress and the President of the United States; the U.S. federal budget deficit; changes in regulatory oversight policy; the impact of regulations and public and financial market sentiment regarding climate change; commodity price volatility; tariffs on goods we use in our operations or on the products we sell; the impact of a potential increase in interest rates; volatility in various global currencies; and other factors. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP have had, and could continue to have, a significant impact on short-term and long-term oil and condensate, gas and NGL supply, demand and prices and the Company's ability to continue its planned drilling programs which could materially impact the Company's financial position, results of operations and cash flow from operations. Disruption to the global oil supply system, political and/or economic instability, fluctuations in currency values, and/or other factors could trigger additional volatility in oil prices.

Due to continued global economic uncertainty and the corresponding volatility of commodity prices, QEP continues to focus on maintaining a sufficient liquidity position to ensure financial flexibility. QEP uses commodity derivatives to reduce the volatility of the prices QEP receives for a portion of its production and to partially protect cash flow and returns on invested capital from a drop in commodity prices. Generally, QEP intends to enter into commodity derivative contracts for approximately 50% to 75% of its forecasted annual production by the end of the first quarter of each fiscal year. Gains on settled derivatives offset a large portion of the impact of the recent decline in oil prices on our oil revenues. There can be no assurances that we will be able to add derivative positions to cover the balance of our forecasted production for 2020 and 2021 at favorable prices. See Part 1, Item 3 – "Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk Management" for further details on QEP's commodity derivatives transactions.

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

We base our estimates on projected financial information that we believe to be reasonably likely to occur. An assessment of the sensitivity of our capitalized costs to changes in the assumptions in our cash flow calculations is not practicable, given the numerous assumptions (e.g., future oil, gas and NGL prices; production and reserves; pace and timing of development drilling plans; timing of capital expenditures; operating costs; drilling and development costs; and inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced oil, gas and NGL prices on future undiscounted cash flows would likely be offset by lower drilling and development costs and lower operating costs. The signing of a purchase and sale agreement could also cause the Company to recognize an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value.

During the three months ended March 31, 2020, the Company recorded no impairment charges. During the three months ended March 31, 2019, QEP recorded impairment charges of $5.0 million related to an office building lease.

We could be at risk for proved and unproved property and operating lease right-of-use asset impairments if current market conditions persist for an extended period of time, we experience negative changes in estimated reserve quantities or the forward oil prices decline from March 31, 2020 levels. The actual amount of impairment incurred, if any, for oil and gas properties will depend on a variety of factors including, but not limited to: subsequent forward price curve changes, the additional risk-adjusted value of probable and possible reserves associated with our properties, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

Income Tax
The tax legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21%. In addition, the tax legislation eliminated the corporate Alternative Minimum Tax (AMT), allowing the Company to claim AMT refunds for AMT credits carried forward from prior tax years. The Company received $73.9 million of AMT credit refunds in 2019. The CARES Act enacted in March 2020 permitted the Company to carry back its net operating loss (NOL) generated in 2018, creating additional AMT credits, and accelerate all of its AMT credit refunds into 2020. The Company now anticipates it will receive $165.6 million of AMT credit refunds, after carry backs in the next 12 months. The AMT credits refunds are included in "Income tax receivable" on the balance sheets as of March 31, 2020.

Acquisitions and Divestitures
QEP's strategy is to generate Free Cash Flow (FCF) (a non-GAAP financial measure defined and reconciled below), and it believes its inventory of identified drilling locations provides a solid base to achieve this strategy, but it will continue to evaluate and potentially acquire properties in its operating areas to add additional development opportunities and facilitate the drilling of long lateral wells.

Acquisitions

During the three months ended March 31, 2020 and 2019, QEP acquired various oil and gas properties, which primarily included proved acreage in the Permian Basin for an aggregate purchase price of $3.0 million and $0.6 million, respectively, subject to post-closing purchase price adjustments.

Divestitures

During the three months ended March 31, 2020, QEP received net cash proceeds of $12.6 million and recorded a net pre-tax gain on sale of $3.7 million, primarily related to the divestiture of properties outside its main operating areas.

In January 2019, QEP sold its Haynesville/Cotton Valley assets (Haynesville Divestiture) and during the year ended December 31, 2019, reached final settlement on asserted environmental and title defects and received aggregate net cash proceeds of $633.9 million. QEP recorded a net pre-tax loss, including restructuring costs, of $4.0 million, of which $15.0 million of the pre-tax loss on sale was recognized during the three months ended March 31, 2019, and was recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations. Refer to Note 3 – Acquisitions and Divestitures in Part 1, Item I of this Quarterly Report on Form 10-Q for more information. In addition to the Haynesville Divestiture, during the three months ended March 31, 2019, QEP recorded net cash proceeds of $2.1 million and recorded a net pre-tax loss on sale of $0.4 million related to the divestiture of properties outside our main operating areas.

Multi-Well Pad Drilling and Completion
To reduce the costs of well location construction and rig mobilization and demobilization and to obtain other efficiencies, QEP utilizes multi-well pad drilling, where practical. For example, in the Permian Basin, QEP utilizes "tank-style" development, in which we simultaneously develop multiple subsurface targets by drilling and completing all wells in a given "tank" before any individual well is turned to production. We believe this approach maximizes the economic recovery of oil and condensate through the simultaneous development of multiple subsurface targets, while improving capital efficiency though shared surface facilities, which we believe will reduce per-unit operating costs and result in expanded operating margins and improve our returns on invested capital. Because wells drilled on a pad are not completed and brought into production until all wells on the pad are drilled and the drilling rig is moved from the location, multi-well pad drilling delays the completion of wells, the commencement of production from new wells, and may negatively affect production from existing offset wells. In addition, existing wells that offset new wells being completed by QEP or offset operators may need to be temporarily shut-in during the completion process. Such delays and well shut-ins have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells may impact the timing of planned conversions of PUD reserves to proved developed reserves.

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

Critical Accounting Estimates
QEP's significant accounting policies are described in Item 7 of Part II of its 2019 Form 10-K. The Company's financial statements are prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. QEP's accounting policies on oil and gas reserves, successful efforts accounting for oil and gas operations, impairment of long-lived assets and income taxes, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors, including those outside of the Company’s control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company’s financial condition, results of operations and cash flows.

Drilling, Completion and Production Activities
The following table presents operated and non-operated wells in the process of being drilled or waiting on completion as of March 31, 2020:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin(1)	1	6	4.3	—	—	5	1.9	16	1.7
Southern Region
Permian Basin(2)	3	18	18.0	36	34.5	—	—	—	—
____________________________

(1)	Five of the six gross operated wells in the Williston Basin represent wells for which surface casing had been set as of March 31, 2020.

(2)
One of the three rigs in the Permian Basin was an intermediate drilling rig, and fifteen of the 18 gross operated wells in the Permian Basin represent wells for which intermediate casing had been set as of March 31, 2020. Subsequent to March 31, 2020, due to the current market conditions, the Company released two of the three rigs.

Delays and well shut-ins resulting from multi-well pad drilling have caused and may continue to cause volatility in QEP's quarterly operating results. In addition, delays in completion of wells could impact planned conversions of PUD reserves to proved developed reserves. QEP had 36 gross operated wells waiting on completion as of March 31, 2020.

The following table presents the number of operated wells in the process of being drilled or waiting on completion at March 31, 2020 and operated wells completed and turned to sales (put on production) for the three months ended March 31, 2020:

	Permian Basin		Williston Basin
	As of March 31, 2020
	Gross	Net	Gross	Net
Well Progress
Drilling	18	18.0	6	4.3

At total depth - under drilling rig	—	—	—	—
Waiting to be completed	25	25.0	—	—
Completed, awaiting production	11	9.5	—	—
Waiting on completion	36	34.5	—	—

Put on production	25	24.9	—	—

The following table presents the number of operated and non-operated wells completed and turned to sales (put on production) for the three months ended March 31, 2020:

	Operated Put on Production		Non-operated Put on Production
	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2020
	Gross	Net	Gross	Net (1)
Northern Region
Williston Basin	—	—	5	—
Southern Region
Permian Basin	25	24.9	—	—
_______________________
(1) Net working interest related to the 5 gross non-operated wells in the Williston Basin is immaterial as QEP's working interest is less than 0.1% for the three months ended March 31, 2020.

RESULTS OF OPERATIONS

Net Income

QEP generated net income during the first quarter of 2020 of $367.4 million or $1.54 per diluted share, compared to a net loss of $116.7 million or $0.49 per diluted share, in the first quarter of 2019. The $484.1 million increase in net income in the first quarter of 2020 compared to 2019 was primarily due to $631.6 million increase in realized and unrealized derivative gains, partially offset by an $178.3 million increase in income tax expense.

See below for additional discussion regarding the components of net income (loss) for each of the periods presented.

Adjusted EBITDA (Non-GAAP)

Management defines Adjusted EBITDA (a non-GAAP measure) as earnings before interest, income taxes, depreciation, depletion and amortization (EBITDA), adjusted to exclude changes in fair value of derivative contracts, exploration expenses, gains and losses from asset sales, impairment, gains or losses from early extinguishment of debt and certain other items. Management uses Adjusted EBITDA to evaluate QEP's financial performance and trends, make operating decisions and allocate resources. Management believes the measure is useful supplemental information for investors because it eliminates the impact of certain nonrecurring, non-cash and/or other items that management does not consider as indicative of QEP's performance from period to period. QEP's Adjusted EBITDA may be determined or calculated differently than similarly titled measures of other companies in our industry, which could reduce the usefulness of this non-GAAP financial measure when comparing our performance to that of other companies.

Below is a reconciliation of net income (loss) (the most comparable GAAP measure) to Adjusted EBITDA. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income (loss)	$367.4	$(116.7)
Interest expense	31.6	34.0
Interest and other (income) expense	2.6	(2.8)
Income tax provision (benefit)	66.3	(112.0)
Depreciation, depletion and amortization	142.2	123.3
Unrealized (gains) losses on derivative contracts	(407.3)	175.8
Gain from early extinguishment of debt	(25.2)	—
Net (gain) loss from asset sales, inclusive of restructuring costs	(3.7)	13.2
Impairment	—	5.0
Adjusted EBITDA	$173.9	$119.8

In the first quarter of 2020, Adjusted EBITDA increased to $173.9 million compared to $119.8 million in the first quarter of 2019, primarily due to a $48.5 million increase in realized derivative gains, a $47.4 million decrease in general and administrative expenses, primarily due to a reduction in workforce in 2019, an $11.3 million reduction in lease operating expenses, primarily as a result of continuing efforts to reduce operating expenses in both the Permian and Williston basins. The increase in Adjusted EBITDA was partially offset by a $53.8 million decrease in oil, gas, and NGL sales, primarily due to a 20% decrease in average field-level prices, partially offset by a 21% increase in equivalent production in the Permian Basin.

Free Cash Flow (Non-GAAP)

Management defines Free Cash Flow as Adjusted EBITDA plus non-cash share-based compensation less interest expense, excluding amortization of debt issuance costs and discounts, and accrued property, plant and equipment capital expenditures. Management believes that this measure is useful to management and investors for analysis of the Company's ability to repay debt, fund acquisitions or repurchase stock.

Below is a reconciliation of Net Cash Provided by (Used in) Operating Activities (the most comparable GAAP measure) to Free Cash Flow. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.

	Three months ended March 31,
	2020	2019
Cash Flow Information:
Net Cash Provided by (Used in) Operating Activities	$151.9	$78.3
Net Cash Provided by (Used in) Investing Activities	(155.0)	452.2
Net Cash Provided by (Used in) Financing Activities	(92.4)	(440.1)

Free Cash Flow
Net Cash Provided by (Used in) Operating Activities	$151.9	$78.3
Amortization of debt issuance costs and discounts	(1.3)	(1.3)
Interest expense	31.6	34.0
Unrealized (gains) losses on marketable securities	(3.3)	1.9
Interest and other income (expense)	2.6	(2.8)
Deferred income taxes (benefit)	(195.0)	117.9
Income tax (provision) benefit	66.3	(112.0)
Non-cash share-based compensation	(3.3)	(8.0)
Changes in operating assets and liabilities	124.4	11.8
Adjusted EBITDA	$173.9	$119.8
Non-cash share-based compensation	3.3	8.0
Interest expense, excluding amortization of debt issuance costs and discounts	(30.3)	(32.7)
Accrued property, plant and equipment capital expenditures	(178.5)	(167.2)
Free Cash Flow	$(31.6)	$(72.1)

In the first quarter of 2020, Free Cash Flow outspend was $31.6 million compared to outspend of $72.1 million in the first quarter of 2019, primarily due to a $54.1 million increase in Adjusted EBITDA, partially offset by an $11.3 million increase to accrued property, plant and equipment capital expenditures.

Revenue

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions)
Oil and condensate, gas and NGL sales, as presented	$221.8	$275.6	$(53.8)
Transportation and processing costs included in revenue(1)	14.3	13.8	0.5
Oil and condensate, gas and NGL sales, as adjusted(2)	$236.1	$289.4	$(53.3)

Oil and condensate sales	$220.0	$249.5	$(29.5)
Gas sales	6.5	23.0	(16.5)
NGL sales	9.6	16.9	(7.3)
Oil and condensate, gas and NGL sales, as adjusted(2)	$236.1	$289.4	$(53.3)
 ____________________________

(1)
Depending on the terms of the contract, a portion of the total transportation and processing costs incurred by the Company are deducted from revenue. Refer to the Operating Expenses section below for a reconciliation of total transportation and processing costs.

(2)
Oil and condensate, gas and NGL sales (the most comparable GAAP measure) as presented on the statements of operations is reconciled to oil and condensate, gas and NGL sales, as adjusted (a non-GAAP measure). Management excludes costs deducted from revenue to reflect total revenue associated with its production prior to deducting any expenses. Management believes that this non-GAAP measure is useful supplemental information for investors as it is reflective of the total revenue generated from its wells for the period. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial measure prepared in accordance with GAAP. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP's adjusted production-related revenue categories for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Oil and condensate	Gas	NGL	Total
	(in millions)
Oil and condensate, gas and NGL sales, as adjusted
Three months ended March 31, 2019	$249.5	$23.0	$16.9	$289.4
Changes associated with volumes(1)	6.7	(2.9)	2.7	6.5
Changes associated with prices(2)	(36.2)	(13.6)	(10.0)	(59.8)
Three months ended March 31, 2020	$220.0	$6.5	$9.6	$236.1
 ____________________________

(1)
The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by the average field-level price for the three months ended March 31, 2019.

(2)
The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by the respective volumes for the three months ended March 31, 2020. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production and Pricing

	Three Months Ended March 31,
	2020	2019	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	2,978.1	3,377.0	(398.9)
Other Northern	2.6	24.7	(22.1)
Southern Region
Permian Basin	4,946.7	4,082.3	864.4
Haynesville/Cotton Valley	—	317.2	(317.2)
Other Southern	3.5	5.1	(1.6)
Total production	7,930.9	7,806.3	124.6

Total equivalent prices (per Boe)
Average field-level equivalent price	$29.78	$37.08	$(7.30)
Commodity derivative impact	5.37	(0.75)	6.12
Net realized equivalent price	$35.15	$36.33	$(1.18)

Oil and Condensate Volumes and Prices

	Three Months Ended March 31,
	2020	2019	Change
Oil and condensate production volumes (Mbbl)
Northern Region
Williston Basin	1,905.7	2,158.0	(252.3)
Other Northern	(3.2)	11.0	(14.2)
Southern Region
Permian Basin	3,316.3	2,914.5	401.8
Other Southern	0.3	0.1	0.2
Total production	5,219.1	5,083.6	135.5
Average field-level oil prices (per bbl)
Northern Region	$41.66	$50.88	$(9.22)
Southern Region	$42.43	$47.75	$(5.32)

Average field-level price	$42.15	$49.08	$(6.93)
Commodity derivative impact	8.17	(0.58)	8.75
Net realized price	$50.32	$48.50	$1.82

Oil and condensate revenues decreased $29.5 million, or 12%, in the first quarter of 2020 compared to the first quarter of 2019, due to lower average field-level prices, partially offset by higher aggregate oil and condensate production volumes. Average field-level oil prices decreased 14% in the first quarter of 2020 compared to the first quarter of 2019 primarily driven by a decrease in average NYMEX-WTI oil prices for the comparable periods, partially offset by a $2.55 per bbl, or 44%, decrease in the basis differential relative to the average NYMEX-WTI oil price in the first quarter of 2020 compared to the first quarter of 2019. The 3% increase in production volumes was primarily driven by an increase in production in the Permian Basin due to continued drilling and completion activity in the first quarter of 2020, partially offset by a decrease in production in the Williston Basin due to a reduced level of activity.

Gas Volumes and Prices

	Three Months Ended March 31,
	2020	2019	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	3.0	3.8	(0.8)
Other Northern	—	0.1	(0.1)
Southern Region
Permian Basin	5.1	3.4	1.7
Haynesville/Cotton Valley	—	1.9	(1.9)
Other Southern	—	—	—
Total production	8.1	9.2	(1.1)
Average field-level gas prices (per Mcf)
Northern Region	$1.59	$3.24	$(1.65)
Southern Region	$0.36	$1.93	$(1.57)

Average field-level price	$0.81	$2.49	$(1.68)
Commodity derivative impact	—	(0.31)	0.31
Net realized price	$0.81	$2.18	$(1.37)

Gas revenues decreased $16.5 million, or 72%, in the first quarter of 2020 compared to the first quarter of 2019, due to lower average field-level prices and lower gas production volumes. Average field-level gas prices decreased 67% in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by a decrease in average NYMEX-HH gas spot prices and a $0.48 per Mcf, or 72% increase, in regional basis differentials relative to the average NYMEX-HH gas price in comparable periods. Production volumes decreased 12% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the Haynesville Divestiture and a reduced level of activity in the Williston Basin. These production decreases were partially offset by increased production in the Permian Basin due to continued drilling and completion activity in the first quarter of 2020.

NGL Volumes and Prices

	Three Months Ended March 31,
	2020	2019	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	585.4	578.8	6.6
Other Northern	0.6	(0.3)	0.9
Southern Region
Permian Basin	782.8	599.9	182.9
Other Southern	0.3	0.4	(0.1)
Total production	1,369.1	1,178.8	190.3
Average field-level NGL prices (per bbl)
Northern Region	$6.02	$12.78	$(6.76)
Southern Region	$7.77	$15.80	$(8.03)

Average field-level price	$7.02	$14.31	$(7.29)
Commodity derivative impact	—	—	—
Net realized price	$7.02	$14.31	$(7.29)

During the first quarter of 2020 and 2019, the Company elected to recover ethane in the Permian Basin. NGL revenues decreased $7.3 million, or 43%, during the first quarter of 2020 compared to the first quarter of 2019, due to lower average field-level prices, partially offset by higher NGL production volumes. The 51% decrease in NGL prices during the first quarter of 2020 compared to the first quarter of 2019 was primarily driven by a decrease in propane, ethane and other NGL component prices. The 16% increase in NGL production volumes was primarily driven by continued drilling and completion activity in the Permian Basin and increased ethane recovery in the Williston Basin; partially offset by decreased activity in the Williston Basin.

Operating Expenses

The following table presents QEP production costs and production costs on a per unit of production basis:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Lease operating expense	$40.2	$51.5	$(11.3)
Adjusted transportation and processing costs(1)	27.8	24.7	3.1
Production and property taxes	18.7	24.0	(5.3)
Total production costs	$86.7	$100.2	$(13.5)
	(per Boe)
Lease operating expense	$5.06	$6.60	$(1.54)
Adjusted transportation and processing costs(1)	3.51	3.17	0.34
Production and property taxes	2.37	3.07	(0.70)
Total production costs	$10.94	$12.84	$(1.90)
 ____________________________

(1)
Below are reconciliations of transportation and processing costs (the most comparable GAAP measure) as presented on the statements of operations and on a unit of production basis to adjusted transportation and processing costs. Adjusted transportation and processing costs includes transportation and processing costs that are reflected as part of "Oil and condensate, gas and NGL sales" on the statements of operations. Management adds these costs together to reflect the total operating costs associated with its production. Management believes that this non-GAAP measure is useful supplemental information for investors as it is reflective of the total production costs required to operate the wells for the period. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial measure prepared in accordance with GAAP. Refer to Note 2 – Revenue in Part 1, Item I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Transportation and processing costs, as presented	$13.5	$10.9	$2.6
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	14.3	13.8	0.5
Adjusted transportation and processing costs	$27.8	$24.7	$3.1
	(per Boe)
Transportation and processing costs, as presented	$1.71	$1.40	$0.31
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	1.80	1.77	0.03
Adjusted transportation and processing costs	$3.51	$3.17	$0.34

Lease operating expense (LOE). QEP's LOE decreased $11.3 million, or 22%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to a decrease in maintenance and repair expenses, power and fuel expenses, labor and workovers in the Permian and Williston basins as a result of continuing efforts to reduce operating expenses.

During the first quarter of 2020, LOE decreased $1.54 per Boe, or 23%, compared to the first quarter of 2019, primarily due to continuing efforts to reduce operating expenses.

Adjusted transportation and processing costs (non-GAAP). Adjusted transportation and processing costs increased $3.1 million, or 13%, in the first quarter of 2020 compared to the first quarter of 2019. The increase in expense was primarily due to increased production in the Permian Basin and increased gathering and processing rates in the Williston Basin, partially offset by the Haynesville Divestiture and decreased production in the Williston Basin.

During the first quarter of 2020, adjusted transportation and processing costs increased $0.34 per Boe, or 11%, compared to the first quarter of 2019. The increase was primarily due to increased gathering and processing rates in the Williston Basin, partially offset by the Haynesville Divestiture, which had higher adjusted transportation and processing costs per Boe.

Production and property taxes. Production and property taxes decreased $5.3 million, or 22%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to decreased revenues in the Williston and Permian basins and the related production taxes, combined with decreased property tax expense in the Permian Basin.

During the first quarter of 2020, production and property taxes decreased $0.70 per Boe, or 23%, compared to the first quarter of 2019, primarily due to a decrease in revenues and the associated production taxes in the Permian and Williston basins and lower property tax expense per Boe in the Permian Basin.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $18.9 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to increased production in the Permian Basin and higher DD&A rates in the Permian and Williston basins. These increases in DD&A expense were partially offset by a decrease in production in the Williston Basin.

Impairment expense. During the first quarter of 2020, there were no impairment charges. During the first quarter of 2019, QEP recorded impairment charges of $5.0 million, which related to impairment of an office building lease.

General and administrative (G&A) expense. During the first quarter of 2020, G&A expense decreased $47.4 million, or 75%, compared to the first quarter of 2019. During the first quarter of 2020 and 2019, QEP incurred $1.4 million and $26.0 million, respectively, in costs associated with the implementation of our strategic initiatives, of which $1.4 million and $20.3 million, respectively, related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding costs associated with the implementation of our strategic initiatives, G&A expense decreased by $22.8 million, or 61%, primarily due to an $11.5 million decrease in expense related to the reduction in market value on the deferred compensation plan, $8.5 million decrease in labor, benefits and bonus, primarily due to workforce reductions and $1.5 million decrease in share-based compensation due to the reduction in workforce and the decline in QEP's stock price.

Net gain (loss) from asset sales, inclusive of restructuring costs. During the first quarter of 2020, QEP recognized a gain on the sale of assets of $3.7 million, primarily related to divestitures of properties outside our main operating areas. During the first quarter of 2019, QEP recognized a loss on the sale of assets of $13.2 million, primarily related to a net pre-tax loss on sale of $15.0 million related to our Haynesville Divestiture, which included $1.4 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information).

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP's commodity derivative contracts, which are marked-to-market each quarter. During the first quarter of 2020, gains on commodity derivative contracts were $449.9 million, of which $407.3 million were unrealized gains and $42.6 million were realized gains on settled derivative contracts. During the first quarter of 2019, losses on commodity derivative contracts were $181.7 million, of which $177.6 million were unrealized losses, $5.9 million were realized losses on derivative contracts related to production contracts and $1.8 million were unrealized gains related to the Haynesville Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information).

Gain on early extinguishment of debt. Gain on early extinguishment of debt increased by $25.2 million in the first quarter of 2020 compared to the first quarter of 2019. The increase during the first quarter of 2020 was due to the early repayment of $98.2 million in principal amount of our senior notes at a discount (Refer to Note 10 – Debt, in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information).

Interest and other income (expense). Interest and other income (expense) decreased by $5.4 million, or 193%, during the first quarter of 2020 compared to the first quarter of 2019. The decrease was primarily related to a $5.3 million loss on the deferred compensation plan.

Interest expense. Interest expense decreased $2.4 million, or 7%, during the first quarter of 2020 compared to the first quarter of 2019. The decrease during the first quarter of 2020 was primarily related to decreased interest expense on senior notes, a reduction of accrued interest on the Company's uncertain tax position that expired in the fourth quarter of 2019 and decreased borrowings under the credit facility.

Income tax (provision) benefit. Income tax expense increased $178.3 million during the first quarter of 2020 compared to the first quarter of 2019. The increase in expense was the result of having pre-tax income during the first quarter of 2020 compared to a pre-tax loss in 2019. QEP’s effective federal and state income tax rate was 15.3% during the first quarter of 2020 compared to a rate of 49.0% during the first quarter of 2019. The decrease in the federal and state income tax rate was primarily driven by the impact of discrete items (unusual or infrequent items impacting the tax provision) recognized during the first quarter of 2019 and 2020. The primary discrete item recognized during the first quarter of 2020 related to the remeasurement of deferred taxes related to a NOL carryback under the CARES Act to a year with a higher federal tax rate. The primary discrete item recognized during the first quarter of 2019 related to the remeasurement of deferred taxes associated with the Haynesville Divestiture.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations and capital expenditures and return capital to shareholders. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. QEP also periodically accesses debt and equity markets and sells properties to enhance its liquidity. Additionally, in March 2020, the Board of Directors indefinitely suspended the payment of quarterly dividends. The Company expects that the annual generation of Free Cash Flow, cash on hand and expected AMT credit refunds will be sufficient to fund its operations, capital expenditures, interest expense and debt maturities, including $332.3 million of Senior Notes due March 1, 2021, during the next 12 months and the foreseeable future. To the extent that the Company sells additional assets, the Company plans to use the proceeds to fund on-going operations, reduce debt and for general corporate purposes.

During the three months ended March 31, 2020, QEP received cash proceeds from the disposition of assets of $12.6 million. QEP used the proceeds to repurchase a portion of its senior notes and for general corporate purposes.

As of March 31, 2020, the Company had $70.3 million in cash and cash equivalents, no borrowings under its revolving credit facility and $2.9 million in letters of credit outstanding. The Company estimates that as of March 31, 2020, it could incur additional indebtedness of $238.6 million and be in compliance with the covenants contained in its revolving credit facility. The Company estimates that as of March 31, 2020, the maximum allowable total debt it may incur and remain in compliance with the covenants in its credit facility is approximately $2,175 million. To the extent actual operating results, realized commodity prices, receipt of AMT credit refunds or uses of cash differ from the Company's assumptions, QEP's liquidity could be adversely affected. Further, we may from time to time seek to retire, amend or restructure some or all of our outstanding debt or debt agreements through cash purchases, exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Facility
QEP's revolving credit facility, which matures in September 2022, provides for loan commitments of $1.25 billion. The credit facility provides for borrowings at short-term interest rates and contains customary covenants and restrictions. The credit agreement contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a net funded debt to capitalization ratio that may not exceed 60%, (ii) a leverage ratio under which net funded debt may not exceed 3.75 times consolidated EBITDA (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net funded debt by 1.50 times at any time on or after January 1, 2020. As of March 31, 2020 and December 31, 2019, QEP was in compliance with the covenants under its credit agreement.

A present value is required to be delivered to the bank group by April 1 of each year for the present value coverage ratio covenant and is calculated using the prior year end reserve report and an average commodity price deck provided by a subset of the bank group. As of April 23, 2020, the present value coverage ratio was the most restrictive financial covenant with respect to the Company incurring additional indebtedness. Based on the current market conditions, the Company can make no assurance regarding future availability under its revolving credit facility, continued compliance with restrictive financial covenants and ability to borrow under the credit facility beyond April 1, 2021, at which time the next present value calculation is required to be delivered to the bank group. The Company has a variety of options to minimize this risk, including, but not limited to, either amending its existing credit facility or entering into a new credit facility. See “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for risks related to our credit facility and other debt instruments.

As of March 31, 2020 and December 31, 2019, QEP had no borrowings outstanding and $2.9 million in letters of credit outstanding under the credit facility. As of April 23, 2020, QEP had no borrowings outstanding and had $4.1 million in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company's senior notes outstanding as of March 31, 2020 totaled a principal amount of $1,934.2 million and are comprised of four issuances as follows:

•	$332.3 million 6.875% Senior Notes due March 2021;

•	$465.1 million 5.375% Senior Notes due October 2022;

•	$636.8 million 5.25% Senior Notes due May 2023; and

•	$500.0 million 5.625% Senior Notes due March 2026.

During the period ended March 31, 2020, QEP repurchased principal amounts of $50.1 million of its 6.875% Senior Notes due March 2021, $34.9 million of its 5.375% Senior Notes due October 1, 2022 and $13.2 million of its 5.25% Senior Notes due May 1, 2023. The Company recorded $25.2 million in "Gain from early extinguishment of debt" on the statements of operations associated with the repurchase of Senior Notes during the period ended March 31, 2020.

The Company expects to fund the maturity of its 6.875% Senior Notes due March 2021 with cash on hand, the annual generation of FCF and the expected AMT credit refunds.

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

Net cash provided by (used in) operating activities is presented below:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Net income (loss)	$367.4	$(116.7)	$484.1
Non-cash adjustments to net income (loss)	(91.1)	206.8	(297.9)
Changes in operating assets and liabilities	(124.4)	(11.8)	(112.6)
Net cash provided by (used in) operating activities	$151.9	$78.3	$73.6

Net cash provided by operating activities was $151.9 million during the first quarter of 2020, which included $367.4 million of net income, $91.1 million of non-cash adjustments to net income and $124.4 million in changes in operating assets and liabilities. Non-cash adjustments to net income of $91.1 million primarily included $407.3 million of unrealized gains on derivative contracts and $25.2 million of gains from early extinguishment of debt, partially offset by deferred income tax of $195.0 million and DD&A expense of $142.2 million.

The decrease in changes in operating assets and liabilities of $124.4 million primarily resulted from an increase in income tax receivable of $128.0 million.

Net cash provided by operating activities was $78.3 million during the first quarter of 2019, which included $116.7 million of net loss, $206.8 million of non-cash adjustments to the net loss and $11.8 million in changes in operating assets and liabilities. Non-cash adjustments to the net loss of $206.8 million primarily included $175.8 million of unrealized losses on derivative contracts, DD&A expense of $123.3 million, net loss from assets sales, inclusive of restructuring costs, of $13.2 million, and $8.0 million of non-cash share-based compensation expense, partially offset by $117.9 million of deferred income tax benefit. The decrease in changes in operating assets and liabilities of $11.8 million primarily resulted from decreases in accounts payable and accrued expenses and deferred credits, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued income taxes.

Cash Flow from Investing Activities

A comparison of capital expenditures for the first quarter of 2020 and 2019, are presented in the table below:

	Three Months Ended March 31,
	2020	2019	Change
	(in millions)
Property acquisitions	$3.0	$0.6	$2.4
Property, plant and equipment capital expenditures	178.5	167.2	11.3
Total accrued capital expenditures	181.5	167.8	13.7
Change in accruals and other non-cash adjustments	$(13.9)	$(2.6)	$(11.3)
Total cash capital expenditures	$167.6	$165.2	$2.4

In the first quarter of 2020, on an accrual basis, the Company invested $178.5 million on property, plant and equipment capital expenditures (which excludes property acquisitions), an increase of $11.3 million compared to the first quarter of 2019. In the first quarter of 2020, QEP's primary capital expenditures included $144.4 million in the Permian Basin (including midstream infrastructure of $5.1 million, primarily related to oil and gas gathering and water handling) and $33.8 million in the Williston Basin.

In the first quarter of 2019, on an accrual basis, the Company invested $167.2 million on property, plant and equipment capital expenditures (which excludes property acquisitions). QEP's significant capital expenditures included $163.0 million in the Permian Basin (including midstream infrastructure of $18.1 million, primarily related to oil and gas gathering and water handling), and $5.0 million in the Williston Basin.

The mid-point of our 2020 forecasted capital expenditures (excluding property acquisitions) is $385.0 million. QEP intends to fund capital expenditures (excluding property acquisitions) with cash on hand, cash flow from operating activities and proceeds from our derivative portfolio. The aggregate levels of capital expenditures for 2020 and the allocation of those expenditures are dependent on a variety of factors, including the continued impact on the market due to the COVID-19 pandemic and OPEC actions, oil, gas and NGL prices, industry conditions, changes in management's business assessments as to where QEP's capital can be most profitably deployed, drilling results, the extent to which properties or working interests are acquired or divested and the availability of capital resources to fund the expenditures. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP's estimates.

Cash Flow from Financing Activities

In the first quarter of 2020, net cash used in financing activities was $92.4 million compared to net cash used in financing activities of $440.1 million in the first quarter of 2019. During the first quarter of 2020, QEP used $72.7 million of cash to repurchase senior notes and paid a quarterly dividend of $4.8 million. During the first quarter of 2020, QEP had a decrease in checks outstanding in excess of cash balances of $14.1 million.

During the first quarter of 2019, QEP made repayments on its credit facility of $474.5 million and had borrowings from its credit facility of $44.5 million. In addition, QEP had treasury stock repurchases of $5.8 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. During the first quarter of 2019, QEP had a decrease in checks outstanding in excess of cash balances of $4.3 million.

As of March 31, 2020, the total amount of long-term debt was $1,919.0 million, of which $1,934.2 million was the principal amount of its senior notes and $15.2 million was net original issue discount and unamortized debt issuance costs.

Off-Balance Sheet Arrangements

QEP may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At March 31, 2020, the Company's material off-balance sheet arrangements included drilling, gathering, processing and firm transportation arrangements and undrawn letters of credit. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on QEP's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more information regarding off-balance sheet arrangements, we refer you to "Contractual Cash Obligations and Other Commitments" in our 2019 Annual Report on Form 10-K.

Contractual Cash Obligations and Other Commitments

We have various contractual obligations in the normal course of our operations and financing activities. There have been no material changes to our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K.

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of March 31, 2020, QEP held commodity price derivative contracts, excluding basis swaps, totaling 14.2 million barrels of oil and 28.4 million MMBtu of gas. As of December 31, 2019, QEP held commodity price derivative contracts, excluding basis swaps, totaling 17.5 million barrels of oil and no commodity price gas derivatives.

The following tables present QEP's volumes and average prices for its derivative positions as of April 23, 2020. Refer to Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of March 31, 2020.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2020	NYMEX WTI	11.5	$56.45
2020	Argus WTI Midland	1.1	$57.30
2020	Argus WTI Houston	0.5	$60.06
2021	NYMEX WTI	1.6	$55.04
Gas sales		(MMbtu)	($/MMbtu)
2020	IF Waha	8.3	$0.63
2020	NYMEX HH	5.5	$2.11
2021	IF Waha	11.0	$1.59
2021	NYMEX HH	7.3	$2.38

Production Commodity Derivative Basis Swaps
Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2020	NYMEX WTI	Argus WTI Midland	5.5	$(0.03)
2020	NYMEX WTI	Argus WTI Houston	0.2	$3.75
2021	NYMEX WTI	Argus WTI Midland	4.4	$0.99

Changes in the fair value of derivative contracts from December 31, 2019 to March 31, 2020, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2019	$(17.5)
Contracts settled	(42.6)
Change in oil and gas prices on futures markets	442.5
Contracts added	7.3
Net fair value of oil derivative contracts outstanding at March 31, 2020	$389.7

The following table shows the sensitivity of the fair value of oil derivative contracts to changes in the market price of oil and basis differentials:

March 31, 2020
(in millions)
Net fair value – asset (liability)	$389.7
Fair value if market prices of oil and basis differentials decline by 10%	$428.7
Fair value if market prices of oil and basis differentials increase by 10%	$350.8

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $38.9 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $39.0 million as of March 31, 2020. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company's commodity derivative transactions, refer to Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company's revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. During the period ended and at March 31, 2020, the Company had no borrowings outstanding under its revolving credit facility.

The $1,934.2 million of debt outstanding as of March 31, 2020 relates to senior notes with fixed interest rates; therefore, it is not affected by interest rate movements. For additional information regarding the Company's debt instruments, refer to Note 10 – Debt, in Item I of Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The quarterly report contains information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	our strategic objectives;

•	plans to reduce general and administrative expenses significantly;

•	restructuring costs associated with contractual termination benefits, including accelerated vestings of share-based compensation;

•	expectation to generate free cash flow and focus on capital efficiency;

•	effect of the COVID-19 pandemic on our business results;

•	expectation of proved undeveloped (PUD) reserve conversion rate and total PUD reserves;

•	the coverage and amounts of insurance are consistent with industry practice;

•	drilling and completion plans and strategies;

•	adding additional acreage in our operating areas;

•	adequacy of procedures implemented to protect against credit-related losses;

•	expectations and assumptions regarding oil, gas and NGL prices;

•	our ability to meet delivery and sales commitments;

•	volatility of oil, gas and NGL prices and factors impacting such prices;

•	beliefs about the reduction of global spending on new oil and gas projects and a corresponding reduction in the global oil supply;

•	the effects of oil, gas and NGL prices on our business;

•	factors impacting our ability to transport oil and condensate and gas;

•	credit agreement limitations that could prevent QEP from incurring certain indebtedness, which could limit QEP's ability to engage in acquisitions;

•	the conditions impacting the timing and amount of share repurchases under our share repurchase program;

•	incurring penalties related to air emission noncompliance and capital expenditures to maintain or obtain operating permits and approvals;

•	the underfunded status of our pension plan;

•	the adjustments made to GAAP Measures to arrive at non-GAAP measures and the usefulness of non-GAAP financial measures;

•	our inventory of drilling locations and the ability of that inventory to provide a solid base for generating free cash flow and capital efficiency;

•	evaluation of potential acquisitions, divestitures and joint venture opportunities;

•
our balance sheet and sufficient liquidity providing for the ability to meet future financial obligations, ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations and capital expenditures and return capital to shareholders;

•	our ability to fund maturities of senior notes;

•	future availability under our revolving credit facility or continued compliance with restrictive financial covenants;

•	adjustments to our capital investment program based on a variety of factors, including an evaluation of drilling and completion activities and drilling results;

•	focus and reduction on operating costs and per well drilling costs;

•	amount and allocation of forecasted capital expenditures (excluding property acquisitions) and, plans and sources for funding operations and capital investments;

•	impact of lower or higher commodity prices and interest rates;

•	potential for asset impairments and factors impacting impairment amounts;

•	fair value estimates and related assumptions and assessment of the sensitivity of changes in assumptions, and critical accounting estimates, including estimated asset retirement obligations;

•	impact of global geopolitical and macroeconomic events and the monitoring of such events;

•	plans regarding derivative contracts, including the volumes utilized, and the anticipated benefits derived there from;

•	outcome and impact of various claims;

•	expected cost savings and other efficiencies from multi-well pad drilling, including "tank-style" development;

•	delays in completion of wells, well shut-ins and volatility to operating results caused by multi-well pad drilling;

•	value of pension plan assets and our plans regarding additional contributions to our Pension Plan, nonqualified retirement plan (SERP), Medical Plan;

•	estimates of the amount of additional indebtedness we may incur under our revolving credit facility;

•	off-balance sheet arrangements;

•	redemption of senior notes;

•	factors impacting our ability to borrow and the interest rates offered;

•	unrecognized tax benefits and the realization of those benefits;

•	assumptions regarding share-based compensation;

•	settlement of performance share units and restricted share units in cash; and

•	alternative minimum tax credit refund amounts and timing.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following:

•	the risk factors discussed in Item 1A of Part I of the 2019 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q;

•	changes in oil, gas and NGL prices;

•	global geopolitical and macroeconomic factors;

•	general economic conditions, including the performance of financial markets and interest rates;

•
the length and severity of a pandemic or other health crisis, such as the recent outbreak of COVID-19 and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the factors herein, reduce the demand for oil, gas and NGLs and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Securities Exchange Act of 1934, as amended), as of March 31, 2020. Based on such evaluation, such officers have concluded that, as of March 31, 2020, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Mabee Ranch Royalty Partnership, LP, et al. v. QEP Energy Company - As previously disclosed, in October 2017, the Mabee Ranch Royalty Partnership, LP, John W. Mabee and Joseph Guy Mabee, Jr., surface and mineral owners of acreage in the Permian Basin in Martin and Andrews County, Texas, filed a petition in the District Court of Martin County, Texas, alleging various tort and breach of contract claims and seeking actual monetary damages in excess of $1,000,000, plus interest, exemplary damages, court costs, and attorneys' fees, and a declaratory judgment that portions of the oil and gas leases covering the properties are void and no longer in effect.  The parties have reached a settlement involving no cash consideration and have jointly moved to dismiss the litigation.

Refer to Note 11 – Commitments and Contingencies in Item I of Part I of this Quarterly Report on Form 10-Q for additional information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are set forth in its 2019 Form 10-K. There have been no material changes to such risk factors since filing the 2019 Form 10-K, except for the risk factors below. The risks described below and in the 2019 Form 10‑K are not the only risks facing QEP. Additional risks and uncertainties not currently known to QEP or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or future results.

The outbreak of COVID-19 and recent oil market developments could adversely impact our financial condition and results of operations. On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the crude oil market began to experience a decline in oil prices in response to concerns about oil demand due to the global economic impacts of COVID-19. In addition, policy disputes in the first quarter 2020 between OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led to significant weakness in oil prices and caused us to reduce our capital and operating budgets as well as slow our development plan. In addition, the spread of the virus into our workforce and the workforces of our counterparties could have an adverse impact on our operations.

The total magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be estimated at this time. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our oil and natural gas products and have an adverse effect on our financial position and results of operations. We expect the COVID-19 pandemic to have an adverse effect on our business results in the second quarter of 2020. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in     the agreements that govern our indebtedness.

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

•
the activities of the Organization of Petroleum Exporting Countries (OPEC) and other oil producing countries such as Russia and Saudi Arabia, including the ability of members of OPEC and Russia to maintain oil price and production controls;

•	including events in the Middle East, Africa, South America and Russia;

•	the strength of the U.S. dollar relative to other currencies;

•	weather conditions, natural disasters and epidemic or pandemic disasters such as the recent outbreak of COVID-19;

•
domestic and international laws, regulations and taxes, including regulations, legislation or executive orders relating to climate change, induced seismicity or oil and gas exploration and production activities, including, but not limited to hydraulic fracturing;

•	technological advances affecting energy consumption and energy supply;

•	conservation efforts;

•	the price, availability and acceptance of alternative energy sources, including coal, nuclear energy, renewables and biofuels;

•	demand for electricity and natural gas used as fuel for electricity generation;

•	pandemic and health events that could reduce demand of petroleum products;

•	pandemic events that could impair our employees and contractors abilities to drill and produce oil and gas;

•	the level of global oil, gas and NGL inventories and exploration and production activity; and

•	the quality of oil and gas produced.

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

QEP's operations are subject to operational hazards and unforeseen interruptions for which QEP may not be adequately insured and that could adversely affect our business, financial condition and results of operations. There are operational risks associated with the exploration, production, gathering, transporting, and storage of oil, gas and NGL, including:

•	pandemic health events, injuries and/or deaths of employees, supplier personnel, or other individuals;

•	fires, explosions and blowouts;

•	earthquakes and other natural disasters;

•	aging infrastructure and mechanical problems;

•	unexpected drilling conditions, including abnormally pressured formations or loss of drilling fluid circulation;

•	pipe, cement or casing failures;

•	equipment malfunctions, mechanical failures or accidents;

•	theft or vandalism of oilfield equipment and supplies, especially in areas of increased activity;

•	adverse weather conditions;

•	plant, pipeline, railway and other facility accidents and failures;

•	truck and rail loading and unloading problems;

•	delays imposed by or resulting from compliance with regulatory requirements;

•	delays in or limits on the issuance of drilling permits on our federal leases, including as a result of government shutdowns;

•	delays imposed by or resulting from legal proceedings;

•	environmental accidents such as oil spills, natural gas leaks, pipeline or tank ruptures, or discharges of air pollutants, brine water or well fluids into the environment;

•	security breaches, cyberattacks, piracy, or terrorist acts;

•	flaring of natural gas, including, where required, accurate and timely payment of royalty on flared gas;

•	pipeline takeaway and refining and processing capacity issues; and

•	title problems.

QEP could incur substantial losses as a result of pandemic health events, injury to or loss of life, pollution or other environmental damage, damage to or destruction of property or equipment, regulatory compliance investigations, fines or curtailment of operations, or attorneys' fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, QEP may also be exposed to the risks enumerated above from operations that are not within its care, custody or control.

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

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock. On April 10, 2020, we received written notification from the New York Stock Exchange (NYSE) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the six month period that we are allowed to regain compliance, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “QEP,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”

We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. We can regain compliance at any time during the six-month period following receipt of the notification if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the six-month period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month. We can also regain compliance by (i) obtaining the requisite stockholder approval for a reverse stock split and (ii) implementing the reverse stock split promptly thereafter, such that the price of our common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. However, there is no assurance that our stockholders will vote for such proposal.

While we are considering various options to cure the deficiency, it may take a significant effort to regain compliance with this continued listing standard, and there can be no assurance that we will be successful.

Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, which the NYSE has historically viewed to be $0.16 per share. If either event were to occur, we would not have an opportunity to cure the deficiency, and, as a result, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards.

Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

Failure to obtain stockholder approval for the proposed reverse stock split may result in the company being unable to obtain compliance with the continued listing requirements of the NYSE and may result in our common stock being delisted from the NYSE. We are seeking approval from our stockholders at our 2020 annual meeting to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of at least 1-for-10 and up to 1-for-40, with the exact ratio within the foregoing range to be determined by our board of directors. Provided that this proposal is approved by our stockholders, we anticipate effecting a reverse stock split to regain compliance with the continued listing requirements of the NYSE. If the reverse stock split proposal is not approved by our stockholders, we may not be able to regain compliance with the NYSE’s minimum average closing share price requirements, and, as a consequence our common stock may be delisted. However, even if we are successful in receiving approval for and implementing the reverse stock split at a ratio that would allow us to regain compliance with the NYSE’s continued listing requirements, the reverse stock split would not cure any additional deficiencies that the NYSE may identify prior to or following our 2020 annual meeting, and therefore, we may still be subject to a potential delisting.

Substantially all of our producing properties and operations are located in the Williston Basin and Permian Basin, making us vulnerable to risks associated with operating in a limited number of basins. As a result of our lack of diversification in asset type and our limited geographic diversification, any delays or interruptions of production caused by such factors as governmental regulation; density and proration requirements of state regulators; transportation capacity constraints; curtailment of production or interruption of transportation; price fluctuations; natural disasters; or shutdowns of the pipelines connecting our production to refineries would have a significantly greater impact on our results of operations than if we possessed more diverse assets and locations. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Williston Basin and Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Lack of availability of refining, gas processing, storage, gathering or transportation capacity will likely impact results of operations. The lack of availability of satisfactory oil, gas and NGL gathering and transportation, including trucks, railways and pipelines, gas processing, storage or refining capacity may hinder QEP's access to oil, gas and NGL markets or delay production from its wells. QEP's ability to market its production depends in substantial part on the availability, proximity and capacity of gathering, transportation, gas processing facilities, storage or refineries owned and operated by third parties. Although QEP has some contractual control over the transportation of its production through firm transportation and gas processing arrangements, third-party systems may be temporarily unavailable due to market conditions, mechanical failures, accidents, lack of contracted capacity on such systems or other reasons such as temporary suspension of service due to legal challenges and/or the pipeline’s failure to comply with applicable laws and regulations. If gathering, transportation, gas processing or storage facilities do not exist near producing wells; if gathering, transportation, gas processing, storage or refining capacity is limited; or if gathering, transportation, gas processing or refining capacity is unexpectedly disrupted, completion activity could be delayed, sales could be reduced, gas flaring increased, or production shut-in, each of which could reduce profitability. The curtailments arising from these circumstances may last from a few days to several months, and in many cases, QEP is provided with limited, if any, notice as to when these circumstances will arise and their duration. Furthermore, if QEP were required to shut-in wells, it might also be obligated to pay certain demand charges for gathering and processing services, as well as shut-in royalties to certain mineral interest owners in order to maintain its leases; or depending on the specific lease provisions, some leases could terminate. In addition, rail accidents involving crude oil carriers have resulted in regulations, and may result in additional regulations, on transportation of oil by railway. QEP might be required to install or contract for additional treating or processing equipment for transport of crude oil by rail, which could increase costs. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, transportation pressures, damage to or destruction of transportation facilities and general economic conditions could also adversely affect QEP's ability to transport oil and gas.

QEP's debt and other financial commitments may limit its financial and operating flexibility. QEP's total debt was approximately $1.9 billion at March 31, 2020. QEP also has various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. QEP's financial commitments could have important consequences to its business, including, but not limited to, limiting QEP's ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of its common stock, or to otherwise realize the value of its assets and opportunities fully because of the need to dedicate a substantial portion of its cash flows from operations and proceeds from the divestiture of its assets to payments on its debt or to comply with any restrictive terms of its debt. QEP may be at a competitive disadvantage as compared to similar companies that have less debt. Higher levels of debt may make QEP more vulnerable to general adverse economic and industry conditions.
Additionally, the agreement governing QEP's revolving credit facility and the indentures governing QEP's senior notes contain a number of covenants that impose constraints on the Company, including requirements to comply with certain financial covenants and restrictions on QEP's ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in transactions with affiliates. If commodity prices decline and QEP reduces its level of capital spending and production declines or QEP incurs additional impairment expense or the value of the Company's proved reserves declines, the Company may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in its credit agreement in the future. For example, the agreement governing our revolving credit facility requires that the present value of the Company's proved reserves be delivered to the bank group by April 1 of each year in order to determine compliance with the present value coverage ratio covenant. The present value is calculated using the prior year-end reserve report and an average commodity price deck provided by a subset of the bank group. As of April 23, 2020, the present value coverage ratio was the most restrictive financial covenant with respect to the Company incurring additional indebtedness. Based on the current market conditions, the Company can make no assurance regarding future availability under its revolving credit facility, continued compliance with the restrictive financial covenants and ability to borrow under the credit facility beyond April 1, 2021, at which time the next present value calculation required to be delivered to the bank group. Refer to Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q for more information regarding the financial covenants and our revolving credit agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2018, QEP announced the authorization by its Board of Directors to repurchase up to $1.25 billion of the Company's outstanding shares of common stock (February 2018 $1.25 billion Repurchase Program). The timing and amount of any QEP share repurchases will be subject to available liquidity and market conditions. The share repurchase program does not obligate QEP to acquire any specific number of shares and may be discontinued at any time. The repurchases of shares during the three months ended March 31, 2020 were in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. As of March 31, 2020, the remaining value that may be repurchased under the share repurchase program was $1,191.6 million.

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

31.1*	Certification signed by Timothy J. Cutt, QEP Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification signed by William J. Buese, QEP Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification signed by Timothy J. Cutt and William J. Buese, QEP Resources, Inc.'s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QEP RESOURCES, INC.
(Registrant)

April 29, 2020	/s/ Timothy J. Cutt
Timothy J. Cutt,
President and Chief Executive Officer

April 29, 2020	/s/ William J. Buese
William J. Buese,
Vice President, Chief Financial Officer and Treasurer