Form 10-Q
period 2020-09-30
QEP RESOURCES, INC.
filed 2020-10-28
CIK 1108827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At September 30, 2020, there were 242,221,121 shares of the registrant's common stock, $0.01 par value, outstanding.

QEP Resources, Inc.
Form 10-Q for the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES	(in millions, except per share amounts)
Oil and condensate, gas and NGL sales	$175.8	$305.6	$515.9	$875.8
Other revenues	1.4	1.8	1.6	7.1
Purchased oil and gas sales	0.6	0.1	6.7	1.4
Total Revenues	177.8	307.5	524.2	884.3
OPERATING EXPENSES
Purchased oil and gas expense	0.8	0.1	8.2	1.5
Lease operating expense	35.5	38.3	104.5	135.5
Transportation and processing costs	12.4	18.0	38.2	38.8
Gathering and other expense	3.4	3.1	8.9	9.9
General and administrative	20.9	29.6	63.1	124.4
Production and property taxes	14.0	20.0	42.3	67.6
Depreciation, depletion and amortization	133.0	144.2	424.6	395.5
Impairment	—	—	—	5.0
Total Operating Expenses	220.0	253.3	689.8	778.2
Net gain (loss) from asset sales, inclusive of restructuring costs	0.1	(2.1)	3.8	2.5
OPERATING INCOME (LOSS)	(42.1)	52.1	(161.8)	108.6
Realized and unrealized gains (losses) on derivative contracts	(34.2)	87.4	317.0	(55.8)
Interest and other income (expense)	7.7	0.9	7.7	4.6
Gain (loss) from early extinguishment of debt	(7.4)	—	18.2	—
Interest expense	(28.4)	(32.8)	(89.8)	(100.0)
INCOME (LOSS) BEFORE INCOME TAXES	(104.4)	107.6	91.3	(42.6)
Income tax (provision) benefit	55.2	(26.6)	42.5	55.7
NET INCOME (LOSS)	$(49.2)	$81.0	$133.8	$13.1

Earnings (loss) per common share
Basic	$(0.20)	$0.34	$0.55	$0.06
Diluted	$(0.20)	$0.34	$0.55	$0.06

Weighted-average common shares outstanding
Used in basic calculation	242.3	237.9	241.2	237.7
Used in diluted calculation	242.3	237.9	241.2	237.7

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(49.2)	$81.0	$133.8	$13.1
Other comprehensive income (loss), net of tax:
Pension and other postretirement plans adjustments:
Amortization of prior service costs	—	0.1	—	0.2
Amortization of actuarial losses(1)	0.1	—	0.5	0.1
Net curtailment(2)	—	—	—	(0.3)
Other comprehensive income (loss)	0.1	0.1	0.5	—
Comprehensive income (loss)	$(49.1)	$81.1	$134.3	$13.1
____________________________
(1)Presented net of income tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.
(2)Presented net of income tax benefit of $0.1 million for the nine months ended September 30, 2019.

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS	(in millions)
Current Assets
Cash and cash equivalents	$9.5	$166.3
Accounts receivable, net	84.1	108.4
Income tax receivable	50.5	37.4
Fair value of derivative contracts	77.5	1.5
Prepaid expenses and other current assets	8.5	11.6
Total Current Assets	230.1	325.2
Property, Plant and Equipment (successful efforts method for oil and gas properties)
Proved properties	9,812.9	9,574.9
Unproved properties	544.2	599.1
Gathering and other	165.5	164.2
Materials and supplies	16.9	15.6
Total Property, Plant and Equipment	10,539.5	10,353.8
Less Accumulated Depreciation, Depletion and Amortization
Exploration and production	5,603.6	5,250.5
Gathering and other	68.5	61.0
Total Accumulated Depreciation, Depletion and Amortization	5,672.1	5,311.5
Net Property, Plant and Equipment	4,867.4	5,042.3
Fair value of derivative contracts	0.8	0.2
Operating lease right-of-use assets, net	52.7	56.8
Other noncurrent assets	85.7	53.3
TOTAL ASSETS	$5,236.7	$5,477.8
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$—	$18.3
Accounts payable and accrued expenses	164.5	227.2
Production and property taxes	10.7	18.9
Interest payable	29.1	31.0
Fair value of derivative contracts	4.7	18.7
Current operating lease liabilities	22.6	18.0
Asset retirement obligations	7.1	6.0
Total Current Liabilities	238.7	338.1
Long-term debt	1,590.4	2,015.6
Deferred income taxes	440.0	274.5
Asset retirement obligations	94.8	94.9
Fair value of derivative contracts	6.7	0.5
Operating lease liabilities	35.4	44.8
Other long-term liabilities	32.1	48.8
Commitments and contingencies (Note 11)
EQUITY
Common stock – par value $0.01 per share; 500.0 million shares authorized; 247.2 million and 242.1 million shares issued, respectively	2.5	2.4
Treasury stock – 5.0 million and 4.4 million shares, respectively	(56.7)	(55.4)
Additional paid-in capital	1,466.2	1,456.5
Retained earnings	1,398.6	1,269.6
Accumulated other comprehensive income (loss)	(12.0)	(12.5)
Total Common Shareholders' Equity	2,798.6	2,660.6
TOTAL LIABILITIES AND EQUITY	$5,236.7	$5,477.8

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(in millions)
Balance at June 30, 2020	247.2	$2.5	(4.9)	$(56.6)	$1,463.3	$1,447.8	$(12.1)	$2,844.9
Net income (loss)	—	—	—	—	—	(49.2)	—	(49.2)
Share-based compensation	—	—	(0.1)	(0.1)	2.9	—	—	2.8
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2020	247.2	$2.5	(5.0)	$(56.7)	$1,466.2	$1,398.6	$(12.0)	$2,798.6

Balance at December 31, 2019	242.1	$2.4	(4.4)	$(55.4)	$1,456.5	$1,269.6	$(12.5)	$2,660.6
Net income (loss)	—	—	—	—	—	133.8	—	133.8
Cash dividends paid, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	5.1	0.1	(0.6)	(1.3)	9.7	—	—	8.5
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.5	0.5
Balance at September 30, 2020	247.2	$2.5	(5.0)	$(56.7)	$1,466.2	$1,398.6	$(12.0)	$2,798.6

Balance at June 30, 2019	242.0	$2.4	(4.1)	$(53.6)	$1,446.3	$1,308.6	$(14.4)	$2,689.3
Net income (loss)	—	—	—	—	—	81.0	—	81.0
Cash dividends paid, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	0.1	—	(0.2)	(1.2)	5.6	—	—	4.4
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2019	242.1	$2.4	(4.3)	$(54.8)	$1,451.9	$1,384.8	$(14.3)	$2,770.0

Balance at December 31, 2018	239.8	$2.4	(3.1)	$(45.6)	$1,431.9	$1,376.5	(14.3)	$2,750.9
Net income (loss)	—	—	—	—	—	13.1	—	13.1
Cash dividends paid, $0.02 per share	—	—	—	—	—	(4.8)	—	(4.8)
Share-based compensation	2.3	—	(1.2)	(9.2)	20.0	—	—	10.8
Change in pension and postretirement liability, net of tax	—	—	—	—	—	—	—	—
Balance at September 30, 2019	242.1	$2.4	(4.3)	$(54.8)	$1,451.9	$1,384.8	$(14.3)	$2,770.0

Refer to Notes accompanying the Condensed Consolidated Financial Statements.

QEP RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES	(in millions)
Net income (loss)	$133.8	$13.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	424.6	395.5
Deferred income taxes (benefit)	165.3	(61.2)
Impairment	—	5.0
Non-cash share-based compensation	9.3	16.2
Non-cash (gain) loss from warehouse inventory	0.7	—
Amortization of debt issuance costs and discounts	3.7	4.0
Net (gain) loss from asset sales, inclusive of restructuring costs	(3.8)	(2.5)
Gain from early extinguishment of debt	(18.2)	—
Unrealized (gains) losses on marketable securities	(1.1)	(2.8)
Unrealized (gains) losses on derivative contracts	(84.4)	29.0
Changes in operating assets and liabilities	(75.9)	(54.3)
Net Cash Provided by (Used in) Operating Activities	554.0	342.0
INVESTING ACTIVITIES
Property acquisitions	(4.1)	(3.6)
Expenditures for property, plant and equipment, including exploratory well expense	(284.5)	(465.2)
Proceeds from disposition of assets	13.4	676.5
Net Cash Provided by (Used in) Investing Activities	(275.2)	207.7
FINANCING ACTIVITIES
Checks outstanding in excess of cash balances	(18.3)	(13.9)
Long-term debt issuance costs paid	(0.5)	—
Repurchases and redemption of senior notes	(410.3)	—
Proceeds from credit facility	21.1	56.0
Repayments of credit facility	(21.1)	(486.0)
Treasury stock repurchases	(0.8)	(7.0)
Dividends paid	(4.8)	(4.8)
Net Cash Provided by (Used in) Financing Activities	(434.7)	(455.7)
Change in cash, cash equivalents and restricted cash(1)	(155.9)	94.0
Beginning cash, cash equivalents and restricted cash(1)	196.4	28.1
Ending cash, cash equivalents and restricted cash(1)	$40.5	$122.1

Supplemental Disclosures:
Cash paid for interest, net of capitalized interest	$88.2	$94.1
Cash paid (refunds received) for income taxes, net	$(164.0)	$5.0
Cash paid for amounts included in the measurement of lease liabilities	$19.0	$14.5
Other Non-cash Activities:
Right-of-use assets obtained in exchange for operating lease obligations	$9.3	$11.1
Non-cash Investing Activities:
Capital expenditure accruals as of September 30, 2020 and 2019	$32.3	$55.3
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

Basis of Presentation

The interim Condensed Consolidated Financial Statements (financial statements) contain the accounts of QEP and its majority-owned or controlled subsidiaries. The financial statements were prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal recurring adjustments and accruals that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for annual consolidated financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the financial statements and Notes in conformity with GAAP requires that management make estimates and assumptions that affect revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. Further, these estimates and other factors, including those outside the Company's control, such as the impact of sustained lower commodity prices, could have a significant adverse impact to the Company's financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets to the amounts shown in the statements of cash flows:

	September 30,
	2020	2019
	(in millions)
Cash and cash equivalents	$9.5	$92.4
Restricted cash(1)	31.0	29.7
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$40.5	$122.1
_______________________
(1) As of September 30, 2020 and 2019, the restricted cash balance is cash held in an escrow account related to a title dispute between outside parties in the Williston Basin. The restricted cash balance is recorded within "Other noncurrent assets" on the balance sheets.

Income Tax

The tax legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21% and eliminated the corporate Alternative Minimum Tax (AMT), allowing the Company to claim AMT refunds for AMT credits carried forward from prior tax years. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in March 2020 permitted the Company to carry back its net operating loss (NOL) generated in 2018 and 2019, creating additional AMT credits, and accelerate all of its AMT refunds. The Company received $170.7 million of AMT credit refunds, inclusive of $5.6 million in interest income, during the three months ended September 30, 2020 and $73.9 million of AMT credit refunds in 2019. As of September 30, 2020, the Company expects to receive an additional $81.0 million in AMT credit refunds due to additional NOL carrybacks relating to the 2018 and 2019 tax years. The NOLs that were generated are primarily due to the issuance of final regulations by the U.S Department of Treasury in July 2020 that relate to the deductibility of interest expense. Of the $81.0 million in AMT credit refunds to be received, $50.1 million is included in "Income taxes receivable" and $30.9 million is included in "Other noncurrent assets" on the balance sheets as of September 30, 2020.

QEP’s effective federal and state income tax rate was 52.9% during the third quarter of 2020 compared to a rate of 24.7% during the third quarter of 2019. The increase in the federal and state income tax rate was primarily driven by the impact of discrete items (unusual or infrequent items impacting the tax provision) and permanent differences recognized during the third quarter of 2020 and 2019. During the third quarter 2020 the effective rate was above the statutory rate due to discrete items recognized in the third quarter of 2020, including the remeasurement of deferred taxes due to NOL carrybacks under the CARES Act to a year with a higher federal tax rate, partially offset by a state tax payment. During the third quarter 2019 the rate was driven higher than the statutory rate by the recognition of a discrete item related to share-based compensation and a permanent difference related to the change in the estimated amount of non-deductible executive compensation.

QEP’s effective federal and state income tax rate was negative 46.5% during the nine months ended September 30, 2020 compared to a rate of 130.8% during the nine months ended September 30, 2019. The decrease in the federal and state income tax rate was primarily driven by the impact of discrete items and permanent differences recognized during the nine months ended September 30, 2020 and 2019. During the first three quarters of 2020 the primary discrete item lowering the effective tax rate was the remeasurement of deferred taxes due to NOL carrybacks under the CARES Act to a year with a higher federal tax rate. The primary discrete items recognized during the nine months ended September 30, 2019 related to the remeasurement of deferred taxes associated with the sale of QEP's Haynesville/Cotton Valley assets in January 2019, share-based compensation adjustments and a permanent difference related to the estimated amount of non-deductible executive compensation.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2020, there were no impairment charges. During the nine months ended September 30, 2019, QEP recorded impairment charges of $5.0 million related to an office building lease.

Employee Benefits

QEP provides pension and other postretirement benefits to certain employees through three retiree benefit plans: the QEP Resources, Inc. Retirement Plan (the Pension Plan), the Supplemental Executive Retirement Plan (the SERP), and a postretirement medical plan (the Medical Plan). The Pension Plan is a closed, qualified, defined-benefit pension plan that is funded and provides pension benefits to certain QEP employees. The Pension Plan was amended in June 2015 and was frozen, such that active participants do not earn any additional accrued benefits on or after January 1, 2016. The SERP is a nonqualified retirement plan that is unfunded and provides postretirement benefits to certain QEP employees. The Medical Plan is a self-insured plan. It is unfunded and provides other postretirement benefits including certain health care and life insurance benefits for certain retired QEP employees.

During the nine months ended September 30, 2020, the Company made contributions of $11.5 million to its retiree benefit plans (including $4.0 million to the Pension Plan and $7.5 million to the SERP) and expects to contribute an additional $2.3 million during the remainder of 2020 (including $2.2 million to the SERP and $0.1 million to the Medical Plan). Contributions to the Pension Plan increase plan assets whereas contributions to the SERP and Medical Plan are used to fund current benefit payments.

The Company recognizes service costs related to SERP and Medical Plan benefits on the Condensed Consolidated Statements of Operations (statements of operations) within "General and administrative" expense. All other expenses related to the Pension Plan, SERP and Medical Plan are recognized on the statements of operations within "Interest and other income (expense)".

QEP also offers a nonqualified, unfunded deferred compensation wrap plan (Wrap Plan) to certain individuals. The Wrap Plan provides participants with certain tax planning benefits as well as supplemental funds for retirement and allows participants to defer the receipt of various types of compensation. Participants are able to select from a variety of investment options, including mutual funds and phantom QEP shares. As of September 30, 2020 and December 31, 2019, the Wrap Plan obligations for participants' future benefits were $25.0 million and $26.8 million, respectively, and are included in "Other long-term liabilities" on the balance sheets. The Company established a trust (Rabbi Trust) to hold the investments associated with the Wrap Plan (other than phantom QEP shares) and to pay Wrap Plan obligations as they arise. As of September 30, 2020 and December 31, 2019, the marketable securities held in the Rabbi Trust were $23.6 million and $23.1 million, respectively, and are included in "Other noncurrent assets" on the balance sheets.

Changes in the fair value of Wrap Plan obligations and marketable securities are recorded as "Deferred compensation mark-to-market adjustments" and "Unrealized gain/loss on marketable securities" within "General and administrative" and "Interest and other income (expense)", respectively, on the statements of operations. "Deferred compensation mark-to-market adjustments" and "Unrealized gain/loss on marketable securities" for the three and nine months ended September 30, 2020 and 2019, respectively, are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Deferred compensation mark-to-market adjustments	$0.5	$(3.1)	$(2.7)	$0.6
Unrealized (gain)/loss on marketable securities	(1.1)	(0.1)	(1.1)	(2.8)

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

QEP's oil and condensate is typically sold at specific delivery points under contract terms that are common in the industry. QEP's gas and NGL are also sold under contract types that are common in the industry; however, under these contracts, the gas and its components, including NGL, may be sold to a single purchaser or the residue gas and NGL may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate QEP for the value of the residue gas and NGL constituent components at market prices for each product. QEP also purchases and resells oil and gas primarily to fulfill volume commitments when production does not fulfill contractual commitments and to capture additional margin from subsequent sales of third party purchases. QEP recognizes revenue from these resale activities in the period that the performance obligations are satisfied.

The following tables present QEP's revenues that are disaggregated by revenue source and by geographic area. Transportation and processing costs in the following table are not all of the transportation and processing costs that QEP incurs, only the costs that are netted against revenues pursuant to ASC Topic 606, Revenue Recognition.

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Three Months Ended September 30, 2020
Northern Region
Williston Basin	$58.6	$3.3	$4.1	$(9.4)	$56.6
Other Northern	—	—	—	—	—
Southern Region
Permian Basin	110.7	6.0	9.1	(6.6)	119.2
Other Southern	—	—	—	—	—
Total oil and condensate, gas and NGL sales	$169.3	$9.3	$13.2	$(16.0)	$175.8

	Three Months Ended September 30, 2019
Northern Region
Williston Basin	$88.9	$5.5	$2.4	$(7.0)	$89.8
Other Northern	—	0.1	0.1	—	0.2
Southern Region
Permian Basin	209.9	3.4	9.4	(7.2)	215.5
Other Southern	—	0.1	—	—	0.1
Total oil and condensate, gas and NGL sales	$298.8	$9.1	$11.9	$(14.2)	$305.6

	Oil and condensate sales	Gas sales	NGL sales	Transportation and processing costs included in revenue	Oil and condensate, gas and NGL sales, as reported
	(in millions)
	Nine Months Ended September 30, 2020
Northern Region
Williston Basin	$173.2	$10.9	$8.1	$(27.3)	$164.9
Other Northern	0.1	1.2	—	—	1.3
Southern Region
Permian Basin	334.5	12.5	21.0	(18.3)	349.7
Other Southern	—	—	—	—	—
Total oil and condensate, gas and NGL sales	$507.8	$24.6	$29.1	$(45.6)	$515.9

	Nine Months Ended September 30, 2019
Northern Region
Williston Basin	$306.3	$25.5	$15.6	$(26.0)	$321.4
Other Northern	0.9	0.4	0.1	—	1.4
Southern Region
Permian Basin	526.7	7.4	27.4	(14.7)	546.8
Other Southern	0.1	6.1	—	—	6.2
Total oil and condensate, gas and NGL sales	$834.0	$39.4	$43.1	$(40.7)	$875.8

Note 3 – Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2020 and 2019, QEP acquired various oil and gas properties, which primarily included proved leasehold acreage in the Permian Basin for an aggregate purchase price of $4.1 million and $3.6 million, respectively, subject to post-closing purchase price adjustments.

Divestitures

During the nine months ended September 30, 2020, QEP received proceeds of $13.4 million and recorded a pre-tax gain on sale of $3.8 million, primarily related to the divestiture of certain properties outside its main operating areas. Gains and losses on divestitures of properties are reported on the statements of operations within "Net gain (loss) from asset sales, inclusive of restructuring costs".

Haynesville/Cotton Valley Divestiture

In January 2019, QEP sold its Haynesville/Cotton Valley assets (Haynesville Divestiture), and during the year ended December 31, 2019, reached final settlement on asserted environmental and title defects and received aggregate net cash proceeds of $633.9 million. QEP recorded a total net pre-tax loss on sale, including restructuring costs of $4.0 million. During the three and nine months ended September 30, 2019, QEP recorded $0.3 million and $1.0 million of pre-tax loss on sale, respectively, within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations.

During the three and nine months ended September 30, 2019, QEP accounted for revenues and expenses related to Haynesville/Cotton Valley, including the pre-tax loss on sale of $0.3 million and $1.0 million, respectively, as income from continuing operations on the statements of operations because the Haynesville Divestiture did not cause a strategic shift for the Company and therefore did not qualify as discontinued operations. During the three months ended September 30, 2019, QEP recorded net loss before income taxes related to the divested Haynesville/Cotton Valley properties of $0.2 million, which includes the pre-tax loss on sale of $0.3 million.

Other Divestitures

In addition to the Haynesville Divestiture, during the nine months ended September 30, 2019, QEP received net cash proceeds of $42.6 million and recorded a pre-tax gain on sale of $3.5 million, primarily related to the divestiture of properties outside its main operating areas.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings (loss) per share pursuant to the two-class method. The Company's unvested restricted share awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted share awards do not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. When the Company records a net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. Use of the two-class method has an insignificant impact on the calculation of basic and diluted earnings (loss) per common share. For the three months ended September 30, 2020, the Company was in a net loss position, therefore, all potentially dilutive securities were anti-dilutive.

The following is a reconciliation of the components of basic and diluted shares used in the EPS calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Weighted-average basic common shares outstanding	242.3	237.9	241.2	237.7
Potential number of shares issuable upon exercise of in-the-money stock options under the Long-Term Stock Incentive Plan	—	—	—	—
Average diluted common shares outstanding	242.3	237.9	241.2	237.7

Note 5 – Asset Retirement Obligations

QEP records asset retirement obligations (ARO) associated with the retirement of tangible, long-lived assets. The Company's ARO liability applies primarily to abandonment costs associated with oil and gas wells and certain other properties. The fair values of such costs are estimated by Company personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. Revisions to the ARO estimates result from changes in expected cash flows or material changes in estimated asset retirement costs or estimated lives. The ARO liability is adjusted each period through an accretion calculation using a credit-adjusted risk-free interest rate.

The balance sheet line items of QEP's ARO liability are presented in the table below:

	Asset Retirement Obligations
	September 30,	December 31,
	2020	2019
Balance Sheet line item	(in millions)
Current:
Asset retirement obligations, current liability	$7.1	$6.0
Long-term:
Asset retirement obligations	94.8	94.9
Total ARO Liability	$101.9	$100.9

The following is a reconciliation of the changes in the Company's ARO for the period specified below:

Asset Retirement Obligations
(in millions)
ARO liability at January 1, 2020	$100.9
Accretion	2.9
Additions	1.1
Revisions	(0.5)
Liabilities related to assets sold	(1.4)
Liabilities settled	(1.1)
ARO liability at September 30, 2020	$101.9

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

QEP has determined that its commodity derivative instruments are Level 2. The Level 2 fair value of commodity derivative contracts (refer to Note 7 – Derivative Contracts for more information) is based on market prices posted on the respective commodity exchange on the last trading day of the reporting period and industry standard discounted cash flow models. QEP primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs. QEP considers bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, QEP makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company's policy is to recognize transfers between levels at the end of the reporting period.

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

The fair value of financial assets and liabilities at September 30, 2020 and December 31, 2019, is shown in the table below:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Balance Sheets
	Level 1	Level 2	Level 3
	(in millions)
Financial Assets	September 30, 2020
Fair value of derivative contracts – short-term	$—	$89.0	$—	$(11.5)	$77.5
Fair value of derivative contracts – long-term	—	0.9	—	(0.1)	0.8
Fair value of Rabbi Trust marketable securities	23.6	—	—	—	23.6
Total financial assets	$23.6	$89.9	$—	$(11.6)	$101.9

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$16.2	$—	$(11.5)	$4.7
Fair value of derivative contracts – long-term	—	6.8	—	(0.1)	6.7
Fair value of Wrap Plan obligations	25.0	—	—	—	25.0
Total financial liabilities	$25.0	$23.0	$—	$(11.6)	$36.4

	December 31, 2019
Financial Assets
Fair value of derivative contracts – short-term	$—	$1.5	$—	$—	$1.5
Fair value of derivative contracts – long-term	—	0.2	—	—	0.2
Fair value of Rabbi Trust marketable securities	23.1	—	—	—	23.1
Total financial assets	$23.1	$1.7	$—	$—	$24.8

Financial Liabilities
Fair value of derivative contracts – short-term	$—	$18.7	$—	$—	$18.7
Fair value of derivative contracts – long-term	—	0.5	—	—	0.5
Fair value of Wrap Plan obligations	26.8	—	—	—	26.8
Total financial liabilities	$26.8	$19.2	$—	$—	$46.0
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

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the financial statements:

	Carrying Amount	Level 1 Fair Value	Carrying Amount	Level 1 Fair Value
	September 30, 2020		December 31, 2019
Financial Liabilities	(in millions)
Total debt outstanding	$1,590.4	$1,128.4	$2,015.6	$2,029.4

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

Nonrecurring Fair Value Measurements

The provisions of the fair value measurement standard are also applied to the Company's nonrecurring measurements. The Company reviews its proved oil and gas properties and operating lease right-of-use assets for potential impairment at least annually and when events and changes in circumstances indicate that the carrying amount of such property may not be recoverable. If impairment is indicated, the fair value of property is measured utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. In addition, the signing of a purchase and sale agreement could also trigger an impairment of proved properties. For assets subject to a purchase and sale agreement, the terms of the purchase and sale agreement are used as an indicator of fair value. If a range is estimated for the amount of future cash flows, the fair value of property is measured utilizing a probability-weighted approach in which the likelihood of possible outcomes is taken into consideration. Given the unobservable nature of the inputs, fair value calculations associated with long-term operating lease right-of-use assets and proved oil and gas property impairments are considered Level 3 within the fair value hierarchy. During the nine months ended September 30, 2020, the Company did not have an impairment charge. During the nine months ended September 30, 2019, the Company recorded impairment charges of $5.0 million related to an office building lease.

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

Derivative Contracts – Production
The following table presents QEP's volumes and average prices for its commodity derivative swap contracts as of September 30, 2020:

Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2020	NYMEX WTI	3.9	$57.60
2020	Argus WTI Midland	0.4	$57.30
2021 (January - June)	NYMEX WTI	5.0	$44.78
2021 (July - December)	NYMEX WTI	5.0	$42.22
Gas sales		(MMbtu)	($/MMbtu)
2020	IF Waha(1)	3.7	$0.97
2020	NYMEX HH	2.8	$2.20
2021	IF Waha(1)	18.2	$1.92
2021	NYMEX HH	9.1	$2.44
_______________________
(1)IF Waha Index pricing reported in Platts' Inside FERC's Gas Market Report, reflects the weighted average price of Natural Gas transactions at the Waha Hub in west Texas on the first day of the month.

QEP uses oil basis swaps, combined with NYMEX WTI fixed-price swaps, to achieve fixed price swaps for the location at which it physically sells its production. The following table presents details of QEP's oil basis swaps as of September 30, 2020:

Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2020	NYMEX WTI	Argus WTI Midland	1.8	$0.22
2021	NYMEX WTI	Argus WTI Midland	4.4	$0.99

The following table presents QEP's volumes and average prices for its commodity derivative costless oil collars as of September 30, 2020:

Year	Index	Total Volumes	Average Price Floor	Average Price Ceiling
		(in millions)
		(bbls)	($/bbl)	($/bbl)
2021	NYMEX WTI	0.4	$40.00	$49.20

The effects of the change in fair value and settlement of QEP's derivative contracts recorded in "Realized and unrealized gains (losses) on derivative contracts" on the statements of operations are summarized in the following table:

	Three Months Ended		Nine Months Ended
Derivative contracts	September 30,		September 30,
	2020	2019	2020	2019(1)
Realized gains (losses) on commodity derivative contracts	(in millions)
Oil derivative contracts	$70.3	$(4.9)	$233.1	$(23.9)
Gas derivative contracts	(0.7)	—	(0.5)	(2.9)
Realized gains (losses) on commodity derivative contracts	69.6	(4.9)	232.6	(26.8)
Unrealized gains (losses) on commodity derivative contracts
Oil derivative contracts	(91.7)	92.3	105.0	(30.5)
Gas derivative contracts	(12.1)	—	(20.6)	(0.3)
Unrealized gains (losses) on commodity derivative contracts	(103.8)	92.3	84.4	(30.8)
Total realized and unrealized gains (losses) on commodity derivative contracts related to production	$(34.2)	$87.4	$317.0	$(57.6)

Derivatives associated with Haynesville Divestiture
Unrealized gains (losses) on commodity derivative contracts
Gas derivative contracts	—	—	—	1.8
Unrealized gains (losses) on commodity derivative contracts related to divestitures (1)	$—	$—	$—	$1.8

Total realized and unrealized gains (losses) on commodity derivative contracts	$(34.2)	$87.4	$317.0	$(55.8)
_______________________
(1)During the nine months ended September 30, 2019, the unrealized gains (losses) on commodity derivative contracts related to the Haynesville Divestiture were comprised of derivatives included as part of the Haynesville/Cotton Valley purchase and sale agreement, which were subsequently novated to the buyer upon the closing of the sale in January 2019. Refer to Note 3 – Acquisitions and Divestitures for more information. The unrealized gains (losses) on commodity derivatives associated with the Haynesville Divestiture are offset by an equal amount recorded within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations.

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
QEP determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the balance sheets as “Operating lease right-of-use assets, net” with offsetting liabilities recorded as “Current operating lease liabilities” and “Operating lease liabilities.” QEP recognizes a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant, or equipment (PP&E), the contract terms are dependent on the use of the PP&E, and QEP has the ability or right to operate the PP&E or to direct others to operate the PP&E and receive the majority of the economic benefits of the assets. As of September 30, 2020, QEP does not have any financing leases.

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease Cost included in the Condensed Consolidated Balance Sheets	(in millions)
Property, Plant and Equipment acquisitions(1)	$2.1	$2.5	$9.2	$11.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease Cost included in the Condensed Consolidated Statement of Operations	(in millions)
Lease operating expense	$3.4	$2.9	$8.8	$9.0
Gathering and other expense	1.9	2.0	5.7	5.8
General and administrative	1.5	1.3	4.5	4.5

Total lease cost	$8.9	$8.7	$28.2	$30.6
 ____________________________
(1)Represents short-term lease capital expenditures related to drilling rigs for the three and nine months ended September 30, 2020 and 2019. These costs are capitalized as a part of "Proved properties" on the balance sheets.

Lease term and discount rate related to the Company's leases are as follows:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term (years)	3.5	3.4
Weighted-average discount rate	7.2%	7.7%

As of September 30, 2020 and December 31, 2019, the maturity analysis for long-term operating leases under the scope of ASC 842 is as follows:

	September 30, 2020	December 31, 2019
Year	(in millions)
2020	$6.8	$22.3
2021	25.0	20.4
2022	17.0	15.9
2023	11.4	10.6
2024	2.3	1.4
After 2024	2.6	2.4
Less: Interest(1)	(7.1)	(10.2)
Present value of lease liabilities(2)	$58.0	$62.8
 ____________________________
(1)Calculated using the estimated interest rate for each lease.
(2)As of September 30, 2020 and December 31, 2019, of the total present value of lease liabilities, $22.6 million and $18.0 million, was recorded in "Current operating lease liabilities", respectively, and $35.4 million and $44.8 million was recorded in "Operating lease liabilities", respectively, on the balance sheets.

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

There were no restructuring costs recognized during the three months ended September 30, 2020. Restructuring costs recognized are summarized below:

	Total recognized	Recognized in "General and administrative"	Recognized in "Net (gain) loss from asset sales, inclusive of restructuring costs"	Recognized in "Interest and other (income) expense"
	(in millions)
	Nine Months Ended September 30, 2020

Termination benefits	$1.0	$1.0	$—	$—
Accelerated share-based compensation	0.5	0.5	—	—
Retention expense (including share-based compensation)	0.4	0.4	—	—
Total restructuring costs	$1.9	$1.9	$—	$—

	Three Months Ended September 30, 2019
Termination benefits	$4.3	$4.3	$—	$—
Accelerated share-based compensation	1.6	1.6	—	—
Retention expense (including share-based compensation)	4.5	4.5	—	—
Pension and Medical Plan curtailment	—	—	—	—
Total restructuring costs	$10.4	$10.4	$—	$—

	Nine Months Ended September 30, 2019
Termination benefits	$11.0	$10.9	$0.1	$—
Office lease termination costs	0.6	0.6	—	—
Accelerated share-based compensation	11.3	9.8	1.5	—
Retention expense (including share-based compensation)	15.4	15.4	—	—
Pension and Medical Plan curtailment	(0.4)	—	(0.2)	(0.2)
Total restructuring costs	$37.9	$36.7	$1.4	$(0.2)

	Costs recognized from inception through September 30, 2020(1)	Total remaining costs expected to be incurred
	(in millions)
Termination benefits	$45.6	$—
Office lease termination costs	1.6	—
Accelerated share-based compensation	24.1	—
Retention expense (including share-based compensation)	38.7	—
Pension and Medical Plan curtailment	1.3	—
Total restructuring costs	$111.3	$—
 ____________________________
(1)Represents costs incurred since February 2018 when QEP's Board approved certain strategic and financial initiatives.

The following table is a reconciliation of QEP's restructuring liability, which is included within "Accounts payable and accrued expenses" on the balance sheets.

	Restructuring liability
	Termination benefits	Office lease termination costs	Accelerated share-based compensation	Retention expense	Pension curtailment	Total
	(in millions)
Balance at December 31, 2019	$1.2	$—	$—	$6.5	$—	$7.7
Costs incurred and charged to expense	1.0	—	0.5	0.4	—	1.9
Costs paid or otherwise settled	(2.2)	—	(0.5)	(6.9)	—	(9.6)
Balance at September 30, 2020	$—	$—	$—	$—	$—	$—

Note 10 – Debt

As of the indicated dates, QEP's long-term debt outstanding consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Revolving Credit Facility due 2022	$—	$—
6.875% Senior Notes due 2021	—	382.4
5.375% Senior Notes due 2022	465.1	500.0
5.25% Senior Notes due 2023	636.8	650.0
5.625% Senior Notes due 2026	500.0	500.0
Less: unamortized discount and unamortized debt issuance costs	(11.5)	(16.8)
Total long-term debt outstanding	$1,590.4	$2,015.6

Of the total debt outstanding on September 30, 2020, the 5.375% Senior Notes due October 1, 2022 and the 5.25% Senior Notes due May 1, 2023, will mature within the next five years. In addition, the revolving credit facility matures on September 1, 2022.

Credit Facility
In June 2020, QEP entered into the Eighth Amendment to its credit agreement, which, among other things, reduced the aggregate principal amount of commitments to $850.0 million, requires the Company’s material subsidiaries to guarantee the obligations under the credit agreement as well as certain swap obligations and modified the leverage ratio and present value financial covenants, such that they only pertain to net priority guaranteed debt (primarily consisting of borrowings under the credit facility and letters of credit). The amended credit agreement also provides the ability to use up to $500.0 million of loan proceeds to repurchase outstanding senior notes, provides the ability to issue subsidiary guarantees of up to $500.0 million of unsecured debt, with such guarantees being subordinated to the obligations under the credit agreement, and may limit the Company’s ability to make certain restricted payments, including dividends. The amended credit agreement, which matures on September 1, 2022, provides for borrowings at short-term interest rates and contains customary covenants and restrictions and contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a minimum liquidity amount of at least $100.0 million (ii) a net priority guaranteed leverage ratio under which net priority guaranteed debt may not exceed 2.50 times consolidated EBITDAX (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net priority guaranteed debt by at least 1.50 times. At September 30, 2020 and December 31, 2019, QEP was in compliance with the covenants under its credit agreement. During the nine months ended September 30, 2020, the Company recorded a $1.5 million loss associated with the write-off of non-cash deferred financing costs as part of amending the credit facility and recorded the loss within "Gain (loss) from early extinguishment of debt" on the statements of operations.

During the nine months ended September 30, 2020, QEP's weighted average interest rate on borrowings under its credit facility was 2.60%. As of September 30, 2020, QEP had no borrowings outstanding and $11.9 million in letters of credit outstanding under the credit facility. As of December 31, 2019, QEP had no borrowings outstanding and $2.9 million in letters of credit outstanding under the credit facility.

Senior Notes
At September 30, 2020, the Company had $1,601.9 million in principal amount of senior notes outstanding with maturities ranging from October 1, 2022 to March 1, 2026, and coupons ranging from 5.25% to 5.625%. The senior notes pay interest semi-annually, are unsecured senior obligations and rank equally with all of QEP's other existing and future senior unsecured indebtedness. QEP may redeem some or all of its senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing QEP's senior notes contain customary events of default and covenants that may limit QEP's ability to, among other things, place liens on its property or assets. During the nine months ended September 30, 2020, QEP repurchased, at a discount, $107.1 million in principal amount of its 6.875% Senior Notes due March 1, 2021, $34.9 million in principal amount of its 5.375% Senior Notes due October 1, 2022 and $13.2 million in principal amount of its 5.25% Senior Notes due May 1, 2023, resulting in a $27.1 million gain from early extinguishment of debt. In addition, during the third quarter of 2020, QEP redeemed the remaining $275.3 million in principal amount of its 6.875% Senior Notes due March 1, 2021, resulting in a loss on early extinguishment of debt of $7.4 million. In total, during the nine months ended September 30, 2020, the Company recorded a $19.7 million net gain in "Gain (loss) from early extinguishment of debt" on the statements of operations related to the repurchase and redemption of senior notes.

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

Mandan, Hidatsa and Arikara Nation ("MHA Nation") Title Dispute – In June 2018, the MHA Nation notified QEP of its position that QEP has no valid lease covering certain minerals underlying the Missouri and Little Missouri Riverbeds on the Fort Berthold Reservation in North Dakota. The MHA Nation also passed a resolution purporting to rescind those portions of QEP's IMDA lease covering the disputed minerals underlying the Missouri River. In May 2020, the Office of the Solicitor of the United States Department of the Interior issued an opinion finding that the State of North Dakota, not the MHA Nation, is the legal owner of the minerals underlying the Missouri River. QEP holds leases granted by the State of North Dakota covering the majority of QEP’s producing tracts underlying the Missouri River. The MHA Nation has filed actions in two federal courts seeking to overturn the May 2020 opinion.

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

Note 12 – Share-Based and Long-Term Incentive Compensation

In 2018, QEP's Board and QEP's shareholders approved the QEP Resources, Inc. 2018 Long-Term Incentive Plan (LTIP), which replaced the 2010 Long-Term Stock Incentive Plan (LTSIP) and provides for the issuance of up to 10.0 million shares such that the Board may grant long-term incentive compensation. QEP issues restricted share awards, restricted cash awards and restricted share units under its LTSIP or LTIP and awards performance share units under its Cash Incentive Plan (CIP) to certain officers, employees and non-employee directors. Grants issued prior to May 15, 2018 were under the LTSIP and grants issued on or after May 15, 2018 are under the LTIP. QEP recognizes the expense over the vesting periods for stock options, restricted share awards, restricted cash awards, restricted share units and performance share units. There were 3.6 million shares available for future grants under the LTIP at September 30, 2020.

Share-based compensation expense is generally recognized within "General and administrative" expense on the statements of operations and is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020(1)	2019(2)	2020(1)	2019(2)
	(in millions)
Non-cash share-based compensation
Stock options	$—	$—	$—	$0.3
Restricted share awards	2.9	5.0	9.3	15.9
Total non-cash share-based compensation	2.9	5.0	9.3	16.2
Cash share-based compensation
Restricted cash awards	0.5	—	1.2	—
Performance share units	0.5	(0.9)	0.5	4.6
Restricted share units	—	—	—	0.2
Total cash share-based compensation	1.0	(0.9)	1.7	4.8
Total share-based compensation expense	$3.9	$4.1	$11.0	$21.0
 ________________________
(1)During the three months ended September 30, 2020, the Company did not incur any costs related to accelerated vesting. During the nine months ended September 30, 2020 the Company incurred $0.5 million of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program and is included in the table above. Refer to Note 9 – Restructuring for additional information.
(2)During the three and nine months ended September 30, 2019, the Company recorded $1.6 million and $11.3 million, respectively, of share-based compensation expense related to the acceleration of vesting that occurred as part of the restructuring program. Of the $11.3 million recorded during the nine months ended September 30, 2019, $1.5 million was recorded in "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statement of operations and the remaining $9.8 million is included in the table above. Refer to Note 9 – Restructuring for additional information.

Stock Options
During the nine months ended September 30, 2020, QEP did not issue stock options to its employees. In periods when QEP granted stock options, the Company historically used the Black-Scholes-Merton mathematical model to estimate the fair value of stock option awards at the date of grant. Fair value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended for calculating the value of options not traded on an exchange. The Company utilized the "simplified" method to estimate the expected term of the stock options granted as there was limited historical exercise data available in estimating the expected term of the stock options. QEP used a historical volatility method to estimate the fair value of stock option awards, and the risk-free interest rate was based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the stock options. The stock options typically vest in equal installments over three years from the grant date and are exercisable immediately upon vesting through the seventh anniversary of the grant date. To fulfill options exercised, QEP either reissues treasury stock or issues new shares. The Company recognizes forfeitures of stock options as they occur.

Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)	(in millions)
Outstanding at December 31, 2019	1,802,387	$20.87
Forfeited	(311,203)	30.08
Outstanding at September 30, 2020	1,491,184	$18.94	2.02	$—
Options Exercisable at September 30, 2020	1,491,184	$18.94	2.02	$—
Unvested Options at September 30, 2020	—	$—	0	$—

During the nine months ended September 30, 2020 there were no exercises of stock options. The Company recognized $1.1 million and $1.0 million of income tax expense during the nine months ended September 30, 2020 and 2019, respectively, for the cancellation of options during the period. As of September 30, 2020, there was no unrecognized compensation expense related to stock options granted under the LTSIP. Refer to Note 9 – Restructuring for additional information.

Restricted Share Awards
Restricted share award grants typically vest in equal installments over three years from the grant date. The grant date fair value is determined based on the closing bid price of the Company's common stock on the grant date. The Company recognizes restricted share forfeitures as they occur. The total fair value of restricted share awards that vested during the nine months ended September 30, 2020 and 2019 was $2.5 million and $29.6 million, respectively. The Company recognized $2.3 million and $2.1 million of income tax expense during the nine months ended September 30, 2020 and 2019, respectively, for shares that were either vested or forfeited during the period. The weighted-average grant date fair value of restricted share awards was $2.10 per share and $7.79 per share for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $10.1 million of unrecognized compensation expense related to restricted share awards granted under the LTSIP and LTIP is expected to be recognized over a weighted-average vesting period of 2.12 years.

Transactions involving restricted share awards under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Awards Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	2,845,033	$8.67
Granted	5,080,589	2.10
Vested	(1,383,618)	9.26
Forfeited	(97,718)	4.91
Unvested balance at September 30, 2020	6,444,286	$3.42

Restricted Cash Awards
Beginning in March 2020, QEP issued restricted cash awards under its LTIP to certain employees. Restricted cash award grants vest in equal installments over three years from the grant date. The Company recognizes restricted cash forfeitures as they occur. There were no restricted cash awards granted or outstanding during the nine months ended September 30, 2019. As of September 30, 2020, $2.1 million of unrecognized compensation expense related to restricted cash awards granted under the LTIP is expected to be recognized over a weighted-average vesting period of 2.50 years.

Transactions involving restricted cash awards under the terms of the LTIP are summarized below:

Restricted Cash Awards Outstanding

Unvested balance at December 31, 2019	$—
Granted	3,249,925
Vested	(7,000)
Forfeited	(64,750)
Unvested balance at September 30, 2020	$3,178,175

Performance Share Units
The payouts associated with performance share units under the CIP are dependent upon the Company's total shareholder return compared to a group of its peers over three years. The awards are denominated in share units and have historically been paid in cash. The Company has the option to settle earned awards in cash or shares of common stock under the Company's LTIP; however, as of September 30, 2020, the Company expects to settle all awards under the CIP in cash. These awards are classified as liabilities and are included within "Other long-term liabilities" on the balance sheets. Because these awards are dependent upon the Company's total shareholder return and stock price, they are remeasured at fair value at the end of each reporting period. The Company paid $0.3 million and $12.1 million, respectively, for vested performance share units during the nine months ended September 30, 2020 and 2019. The weighted-average grant date fair value of the performance share units granted during the nine months ended September 30, 2020 and 2019 was $2.17 and $7.93 per share, respectively. As of September 30, 2020, $2.1 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of performance shares granted, is expected to be recognized over a weighted-average vesting period of 2.11 years. Refer to Note 9 – Restructuring for additional information.

Transactions involving performance share units under the terms of the CIP are summarized below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	625,922	$9.04
Granted	1,926,026	2.17
Vested and paid	(96,734)	13.06
Unvested balance at September 30, 2020	2,455,214	$3.56

Restricted Share Units
Employees may elect to defer their grants of restricted share awards and these deferred awards are designated as restricted share units. Restricted share units vest over three years and are deferred into the Company's Wrap Plan at the time of grant. These awards are ultimately paid in cash when distributed from the deferred compensation plan. They are classified as liabilities in "Other long-term liabilities" on the balance sheets and are measured at fair value at the end of each reporting period. The weighted-average grant date fair value of the restricted share units was $2.08 and $7.90 per share for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was less than $0.1 million of unrecognized compensation cost, which represents the unvested portion of the fair market value of restricted share units granted. Refer to Note 9 – Restructuring for additional information.

Transactions involving restricted share units under the terms of the LTSIP and LTIP are summarized below:

	Restricted Share Units Outstanding	Weighted-Average Grant Date Fair Value
		(per share)
Unvested balance at December 31, 2019	34,393	$8.16
Granted	76,083	2.08
Vested and paid	(26,770)	8.20
Unvested balance at September 30, 2020	83,706	$2.62

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

The following information updates the discussion of QEP's financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) and analyzes the changes in the results of operations between the three and nine months ended September 30, 2020 and 2019. For definitions of commonly used oil and gas terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Terms" provided in the 2019 Form 10-K.

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

Financial and Operating Highlights

During the three months ended September 30, 2020, QEP:

•Generated a net loss of $49.2 million, or $0.20 per diluted share;
•Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $160.4 million;
•Reduced general and administrative expenses by 29% compared to the third quarter of 2019;
•Received $170.7 million in Alternative Minimum Tax (AMT) credit refunds due to changes enacted by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), inclusive of $5.6 million in interest income;
•Redeemed the remaining $275.3 million in principal amount of the 2021 Senior Notes; and
•Recorded an additional income tax receivable of $81.0 million for AMT credit refunds related to net operating loss (NOL) carrybacks due to changes enacted by the CARES Act.

During the nine months ended September 30, 2020, QEP:

•Generated net income of $133.8 million, or $0.55 per diluted share;
•Reported Adjusted EBITDA (a non-GAAP financial measure defined and reconciled below) of $491.6 million;
•Reported cash provided by operating activities of $554.0 million;
•Reported Free Cash Flow (a non-GAAP measure defined and reconciled below) of $162.0 million;
•Lowered lease operating expense by $31.0 million, or 23%, compared to the first three quarters of 2019;
•Reduced general and administrative expenses by 49% compared to the first three quarters of 2019; and
•Reduced principal amount of outstanding debt by $430.5 million.

Outlook

The novel coronavirus disease (COVID-19) has created unprecedented challenges for our industry, customers and employees. Throughout the global pandemic, the Company has continued to take actions suggested by the Centers for Disease Control and Prevention as well as state and local governments in the areas in which the Company operates to protect the core of its business and to ensure the health and safety of its employees, business partners and communities. Starting in March 2020, the Company instituted various measures, including remote working and business travel restrictions, and we remain engaged with our business and community partners on how we can assist them during this time. The Company continues to evaluate safeguards and has implemented procedures and policies to help protect the health and safety of the portion of the workforce whose jobs cannot be completed remotely, including those who run our field operations. We continue to monitor the guidelines and recommendations provided by the relevant authorities, and we will continue to ensure we are implementing the suggested protocols to help reduce the spread of the virus.

As a result of lower demand caused by the COVID-19 pandemic and resulting oversupply of crude oil, the future prices of crude oil continue to be at low levels. In light of market conditions, during the first three quarters of 2020 the Company took significant steps to proactively manage its cash flow and preserve liquidity by suspending completion operations in the Permian Basin until the fourth quarter of 2020. In the Williston Basin, we have completed all operated development activity for the year. While these decisions will result in lower 2020 oil production, the Company believes that it will be able to maintain positive cash flow and protect its balance sheet, with the ultimate goal of protecting shareholder returns over the long term. Although the Company has already significantly reduced activity, we are prepared to reduce activity further for an extended period if necessary. The Company has utilized the slowdown to improve on its peer leading operations and will continue to reduce expenses and per well costs to the lowest and most efficient cost structure possible.
Due to the Company’s derivative positions, temporary suspension of completion operations and the continued initiative in reducing drilling and completion costs, the Company expects to generate FCF in 2020 despite the current market conditions. In addition to generating FCF, changes enacted under the CARES Act have created significant income tax refunds for the Company. During the nine months ended September 30, 2020, the Company received $170.7 million in AMT credit refunds, inclusive of $5.6 million in interest income, and at September 30, 2020, the Company recorded an additional $81.0 million income tax receivable for AMT credit refunds, of which, $50.1 million is expected to be received in the next 12 months. The Company expects that the generation of FCF, cash on hand, the AMT credit refund and, as needed, borrowings made under its revolving credit facility, will be sufficient to meet its liquidity needs for the next 12 months.

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

Based on current commodity prices, we expect to be able to fund our planned capital program for 2020 with cash on hand and cash flow from operating activities. The mid-point of our total capital expenditures (excluding property acquisitions) for 2020 is expected to be approximately $340.0 million, a decrease of over 40% from both our 2019 capital expenditures and our original 2020 guidance. We continuously evaluate our level of drilling and completion activity in light of commodity prices, drilling results and changes in our operating and development costs and will adjust our capital investment program based on such evaluations. See "Cash Flow from Investing Activities" for further discussion of our capital expenditures.

Factors Affecting Results of Operations

Supply, Demand, Market Risk and their Impact on Oil Prices
In the third quarter of 2020, the average price of WTI crude oil dropped 26% from the third quarter of 2019. Crude oil prices were negatively impacted by a variety of factors affecting current and expected supply and demand dynamics, including: the COVID-19 pandemic and related shut-down of various sectors of the global economy, which has resulted in a significant reduction in global demand for crude oil; continued U.S. supply growth driven by advances in drilling and completion technologies; and the delay of an agreement in early 2020 on production levels by members of the Organization of Petroleum Exporting Countries (OPEC) and other oil producing countries, resulting in increased supply in the global market. Other factors impacting the supply and demand of our products include weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control. While OPEC and other oil producing countries have reduced production levels, and U.S. production has declined, a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by the factors mentioned above, including the COVID-19 pandemic. The Company cannot predict if or when commodity prices will stabilize or at what levels.

Changes in the market prices for oil directly impact many aspects of QEP's business, including its financial condition, revenues, results of operations, planned drilling and completion activity and related capital expenditures, its proved undeveloped (PUD) reserves conversion rate, liquidity, rate of growth, costs of goods and services required to drill, complete and operate wells, and the carrying value of its oil and gas properties. The decline in the price of crude oil negatively impacted our oil revenue during the third quarter of 2020 but the value of our realized oil derivatives portfolio increased significantly, helping to offset the negative impact. Additionally, the volatility in commodity prices has impacted the Company’s stock price and the fair value of the Company's debt securities, all of which impact our financial and operating results. Due to the changes in our drilling plans, we expect that our 2020 PUD conversion rate will be lower than originally anticipated. Our future drilling plans, including our level of expenditures for the development of our oil reserves, total PUD reserves, operations and financial condition may be materially and adversely affected by declines in future oil prices.

QEP's producing properties are primarily located in the Permian and Williston basins. As a result of our lack of diversification in asset type and limited geographic diversification, any delays or interruptions of production caused by factors such as governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation, price fluctuations, natural disasters or shutdowns of the pipelines connecting our production to refineries, including the potential shutdown of the Dakota Access Pipeline, would have a significantly greater impact on our results of operations than if we possessed more diverse assets and locations.

Global Geopolitical and Macroeconomic Factors
QEP continues to monitor the global economy, including global economic issues impacted by COVID-19; political and civil unrest; oil producing countries' oil production and policies regarding production quotas; actions taken by the United States Congress and the President of the United States; the U.S. federal budget deficit; changes in regulatory oversight policy; the impact of regulations and public and financial market sentiment regarding environmental, social and governance matters; commodity price volatility; tariffs on goods we use in our operations or on the products we sell; the impact of a potential increase in interest rates; volatility in various global currencies; and other factors. A dramatic decline in regional or global economic conditions, a major recession or depression, regional political instability, economic sanctions, war, or other factors beyond the control of QEP have had, and could continue to have, a significant impact on short-term and long-term oil and condensate, gas and NGL supply, demand and prices and the Company's ability to continue its planned drilling programs which could materially impact the Company's financial position, results of operations and cash flow from operations. Disruption to the global oil supply system, political and/or economic instability, fluctuations in currency values, and/or other factors could trigger additional volatility in oil prices.

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

Potential for Future Asset Impairments
The carrying values of the Company's properties are sensitive to declines in oil, gas and NGL prices as well as increases in various development and operating costs and expenses and, therefore, are at risk of impairment. When an indicator of impairment is identified, the Company uses a cash flow model to assess its proved oil and gas properties and operating lease right-of-use assets for impairment. The cash flow model includes numerous assumptions, including estimates of future oil and condensate, gas and NGL production, estimates of future prices for production that are based on the price forecast that management uses to make investment decisions, including estimates of basis differentials, future operating costs, transportation expenses, production taxes, and development costs that management believes are consistent with its price forecast, and discount rates. Management also considers a number of other factors, including the forward curve for future oil and gas prices, and developments in regional transportation infrastructure when developing its estimate of future prices for production. All inputs for the cash flow model are evaluated at each date of estimate.

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

During the nine months ended September 30, 2020, the Company recorded no impairment charges. During the nine months ended September 30, 2019, QEP recorded impairment charges of $5.0 million related to an office building lease.

We could be at risk for proved and unproved property and operating lease right-of-use asset impairments if current market conditions persist for an extended period of time, we experience negative changes in estimated reserve quantities or the forward oil and gas prices decline from September 30, 2020 levels. The actual amount of impairment incurred, if any, for oil and gas properties will depend on a variety of factors including, but not limited to: subsequent forward price curve changes, the additional risk-adjusted value of probable and possible reserves associated with our properties, weighted-average cost of capital, operating cost estimates and future capital expenditure estimates.

Income Tax
The tax legislation enacted in December 2017 reduced our federal corporate tax rate from 35% to 21% and eliminated the corporate AMT, allowing the Company to claim AMT refunds for AMT credits carried forward from prior tax years. The CARES Act enacted in March 2020 permitted the Company to carry back its NOL generated in 2018 and 2019, creating additional AMT credits, and accelerate all of its AMT refunds. The Company received $170.7 million of AMT credit refunds, inclusive of $5.6 million in interest income, during the three months ended September 30, 2020 and $73.9 million of AMT credit refunds in 2019. As of September 30, 2020, the Company expects to receive an additional $81.0 million in AMT credit refunds due to additional NOL carrybacks relating to the 2018 and 2019 tax years. The NOLs that were generated are primarily due to the issuance of final regulations by the U.S Department of Treasury in July 2020 that relate to the deductibility of interest expense. Of the $81.0 million in AMT credit refunds to be received, $50.1 million is included in "Income taxes receivable" and $30.9 million is included in "Other noncurrent assets" on the balance sheets as of September 30, 2020.

Acquisitions and Divestitures
QEP's strategy is to generate FCF, and it believes its inventory of identified drilling locations provides a solid base to achieve this strategy, but it will continue to evaluate and potentially acquire properties in its operating areas to add additional development opportunities and facilitate the drilling of long lateral wells.

Acquisitions
During the nine months ended September 30, 2020 and 2019, QEP acquired various oil and gas properties, which primarily included proved acreage in the Permian Basin for an aggregate purchase price of $4.1 million and $3.6 million, respectively, subject to post-closing purchase price adjustments.

Divestitures
During the nine months ended September 30, 2020, QEP received net cash proceeds of $13.4 million and recorded a net pre-tax gain on sale of $3.7 million, primarily related to the divestiture of properties outside its main operating areas.

In January 2019, QEP sold its Haynesville/Cotton Valley assets (Haynesville Divestiture) and during the year ended December 31, 2019, reached final settlement on asserted environmental and title defects and received aggregate net cash proceeds of $633.9 million. QEP recorded a total net pre-tax loss, including restructuring costs, of $4.0 million. During the three and nine months ended September 30, 2019, QEP recorded $0.3 million and $1.0 million of pre-tax loss on sale, respectively, within "Net gain (loss) from asset sales, inclusive of restructuring costs" on the statements of operations. Refer to Note 3 – Acquisitions and Divestitures in Part 1, Item I of this Quarterly Report on Form 10-Q for more information.

In addition to the Haynesville Divestiture, during the nine months ended September 30, 2019, QEP recorded net cash proceeds of $42.6 million and recorded a net pre-tax gain on sale of $3.5 million related to the divestiture of properties outside our main operating areas.

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

Drilling, Completion and Production Activities
The following table presents operated and non-operated wells in the process of being drilled or waiting on completion as of September 30, 2020:

		Operated				Non-operated
	Drilling	Drilling		Waiting on completion		Drilling		Waiting on completion
	Rigs	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	—	—	—	4	2.9	—	—	16	2.4
Southern Region
Permian Basin(1)	2	11	9.6	46	41.8	—	—	1	0.1
____________________________
(1)Six of the eleven gross operated wells that were being drilled in the Permian Basin represented wells for which intermediate casing had been set as of September 30, 2020. Three of the eleven gross operated wells that were being drilled in the Permian Basin represented wells for which surface casing had been set as of September 30, 2020.

Delays in completion of wells could impact planned conversions of PUD reserves to proved developed reserves and volatility in QEP's quarterly operating results. QEP had 50 gross operated wells waiting on completion as of September 30, 2020.

The following table presents the number of operated wells in the process of being drilled or waiting on completion at September 30, 2020 and operated wells completed and turned to sales (put on production) for the nine months ended September 30, 2020:

	Permian Basin		Williston Basin
	As of September 30, 2020
	Gross	Net	Gross	Net
Well Progress
Drilling	11	9.6	—	—
Waiting on completion	46	41.8	4	2.9
Put on production	36	34.4	2	1.5

The following table presents the number of operated and non-operated wells completed and turned to sales (put on production) for the three and nine months ended September 30, 2020:

	Operated Put on Production				Non-operated Put on Production
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020		September 30, 2020		September 30, 2020
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Northern Region
Williston Basin	2	1.5	2	1.5	5	1.0	10	1.0
Southern Region
Permian Basin	—	—	36	34.4	3	0.3	3	0.3

RESULTS OF OPERATIONS

Net Income

QEP generated a net loss during the third quarter of 2020 of $49.2 million, or $0.20 per diluted share, compared to net income of $81.0 million, or $0.34 per diluted share, in the third quarter of 2019. The $130.2 million decrease in net income in the third quarter of 2020 compared to 2019 was primarily due to a $196.1 million increase in unrealized derivative losses, partially offset by a $81.8 million increase in income tax benefits.

During the first three quarters of 2020, QEP generated net income of $133.8 million, or $0.55 per diluted share, compared to net income of $13.1 million or $0.06 per diluted share, in the first three quarters of 2019. The $120.7 million increase in net income in the first three quarters of 2020 compared to 2019 was primarily due to a $113.4 million increase in unrealized derivative gains.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(49.2)	$81.0	$133.8	$13.1
Interest expense	28.4	32.8	89.8	100.0
Interest and other (income) expense	(7.7)	(0.9)	(7.7)	(4.6)
Income tax provision (benefit)	(55.2)	26.6	(42.5)	(55.7)
Depreciation, depletion and amortization	133.0	144.2	424.6	395.5
Unrealized (gains) losses on derivative contracts	103.8	(92.3)	(84.4)	29.0
(Gain)/loss from early extinguishment of debt	7.4	—	(18.2)	—
Net (gain) loss from asset sales, inclusive of restructuring costs	(0.1)	2.1	(3.8)	(2.5)
Impairment	—	—	—	5.0
Adjusted EBITDA	$160.4	$193.5	$491.6	$479.8

In the third quarter of 2020, Adjusted EBITDA decreased to $160.4 million compared to $193.5 million in the third quarter of 2019, primarily due to a $129.8 million decrease in oil, gas, and NGL sales, which was due to a 29% decrease in average field-level equivalent prices and a 16% decrease in total oil equivalent production volumes, partially offset by a $74.5 million increase in realized derivative gains, a $8.7 million reduction in general and administrative expenses, a $6.0 million decrease in production and property taxes and a $5.6 million reduction in transportation and processing costs.

In the first three quarters of 2020, Adjusted EBITDA increased to $491.6 million compared to $479.8 million in the first three quarters of 2019, primarily due to a $259.4 million increase in realized derivative gains, a $61.3 million decrease in general and administrative expenses, a $31.0 million decrease in lease operating costs and a $25.3 million reduction in production and property taxes, partially offset by a $359.9 million decrease in oil, gas and NGL sales, primarily due to a 37% decrease in average field-level prices.

Free Cash Flow (Non-GAAP)

Management defines Free Cash Flow as Adjusted EBITDA plus certain non-cash items that are included in Net Cash Provided by (Used in) Operating Activities but excluded from Adjusted EBITDA less interest expense, excluding amortization of debt issuance costs and discounts, and accrued property, plant and equipment capital expenditures. Management believes that this measure is useful to management and investors for analysis of the Company's ability to repay debt, fund acquisitions or repurchase stock.

Below is a reconciliation of Net Cash Provided by (Used in) Operating Activities (the most comparable GAAP measure) to Free Cash Flow. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.

	Nine Months Ended
	September 30,
	2020	2019
	(in millions)
Cash Flow Information:
Net Cash Provided by (Used in) Operating Activities	$554.0	$342.0
Net Cash Provided by (Used in) Investing Activities	(275.2)	207.7
Net Cash Provided by (Used in) Financing Activities	(434.7)	(455.7)

Free Cash Flow
Net Cash Provided by (Used in) Operating Activities	$554.0	$342.0
Amortization of debt issuance costs and discounts	(3.7)	(4.0)
Interest expense	89.8	100.0
Unrealized (gains) losses on marketable securities	1.1	2.8
Interest and other income (expense)	(7.7)	(4.6)
Deferred income taxes (benefit)	(165.3)	61.2
Income tax provision (benefit)	(42.5)	(55.7)
Non-cash share-based compensation	(9.3)	(16.2)
Non-cash gain (loss) from warehouse inventory	(0.7)	—
Changes in operating assets and liabilities	75.9	54.3
Adjusted EBITDA	$491.6	$479.8
Non-cash share-based compensation	9.3	16.2
Non-cash (gain) loss from warehouse inventory	0.7	—
Interest expense, excluding amortization of debt issuance costs and discounts	(86.1)	(96.0)
Accrued property, plant and equipment capital expenditures	(253.5)	(466.0)
Free Cash Flow	$162.0	$(66.0)

In the first three quarters of 2020, the Company generated FCF of $162.0 million compared to an outspend of $66.0 million in the first three quarters of 2019, primarily due to a $212.5 million decrease in accrued property, plant and equipment capital expenditures, primarily driven by suspending completion activity until the fourth quarter of 2020 and by peer leading drilling and completion costs in the Permian Basin, an $11.8 million increase in Adjusted EBITDA, and a $9.9 million decrease in interest expense, excluding amortization of debt issuance costs and discounts.

Revenue

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in millions)
Oil and condensate, gas and NGL sales, as presented	$175.8	$305.6	$(129.8)	$515.9	$875.8	$(359.9)
Transportation and processing costs included in revenue(1)	16.0	14.2	1.8	45.6	40.7	4.9
Oil and condensate, gas and NGL sales, as adjusted(2)	$191.8	$319.8	$(128.0)	$561.5	$916.5	$(355.0)

Oil and condensate sales	$169.3	$298.8	$(129.5)	$507.8	$834.0	$(326.2)
Gas sales	9.3	9.1	0.2	24.6	39.4	(14.8)
NGL sales	13.2	11.9	1.3	29.1	43.1	(14.0)
Oil and condensate, gas and NGL sales, as adjusted(2)	$191.8	$319.8	$(128.0)	$561.5	$916.5	$(355.0)
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

Revenue, Volume and Price Variance Analysis

The following table shows volume and price related changes for each of QEP's adjusted production-related revenue categories for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Oil and condensate	Gas	NGL	Total
	(in millions)
Oil and condensate, gas and NGL sales, as adjusted
Three months ended September 30, 2019	$298.8	$9.1	$11.9	$319.8
Changes associated with volumes(1)	(64.4)	(0.1)	(0.8)	(65.3)
Changes associated with prices(2)	(65.1)	0.3	2.1	(62.7)
Three months ended September 30, 2020	$169.3	$9.3	$13.2	$191.8

Oil and condensate, gas and NGL sales, as adjusted
Nine months ended September 30, 2019	$834.0	$39.4	$43.1	$916.5
Changes associated with volumes(1)	(40.9)	(0.6)	0.8	(40.7)
Changes associated with prices(2)	(285.3)	(14.2)	(14.8)	(314.3)
Nine months ended September 30, 2020	$507.8	$24.6	$29.1	$561.5
 ____________________________

(1)The revenue variance attributed to the change in volume is calculated by multiplying the change in volume from the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, by the average field-level price for the three and nine months ended September 30, 2019.
(2)The revenue variance attributed to the change in price is calculated by multiplying the change in average field-level price from the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, by the respective volumes for the three and nine months ended September 30, 2020. Pricing changes are driven by changes in commodity average field-level prices, excluding the impact from commodity derivatives.

Production and Pricing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total production volumes (Mboe)
Northern Region
Williston Basin	2,680.6	2,722.5	(41.9)	8,173.7	9,061.9	(888.2)
Other Northern	0.1	19.4	(19.3)	7.1	65.1	(58.0)
Southern Region
Permian Basin	4,376.2	5,658.5	(1,282.3)	14,776.1	14,293.2	482.9
Haynesville/Cotton Valley	—	(0.4)	0.4	—	310.5	(310.5)
Other Southern	0.1	4.0	(3.9)	3.9	14.3	(10.4)
Total production	7,057.0	8,404.0	(1,347.0)	22,960.8	23,745.0	(784.2)

Total equivalent prices (per Boe)
Average field-level equivalent price	$27.17	$38.06	$(10.89)	$24.46	$38.60	$(14.14)
Commodity derivative impact	9.86	(0.59)	10.45	10.13	(1.13)	11.26
Net realized equivalent price	$37.03	$37.47	$(0.44)	$34.59	$37.47	$(2.88)

Oil and Condensate Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Oil and condensate production volumes (Mbbl)
Northern Region
Williston Basin	1,643.2	1,700.3	(57.1)	5,149.5	5,719.7	(570.2)
Other Northern	0.4	12.1	(11.7)	(1.7)	36.1	(37.8)
Southern Region
Permian Basin	2,803.7	3,956.5	(1,152.8)	9,976.8	10,144.9	(168.1)
Other Southern	—	1.6	(1.6)	0.3	3.7	(3.4)
Total production	4,447.3	5,670.5	(1,223.2)	15,124.9	15,904.4	(779.5)
Average field-level oil prices (per bbl)
Northern Region	$35.63	$51.92	$(16.29)	$33.67	$53.38	$(19.71)
Southern Region	$39.49	$53.03	$(13.54)	$33.53	$51.91	$(18.38)

Average field-level price	$38.07	$52.70	$(14.63)	$33.58	$52.44	$(18.86)
Commodity derivative impact	15.82	(0.87)	16.69	15.41	(1.50)	16.91
Net realized price	$53.89	$51.83	$2.06	$48.99	$50.94	$(1.95)

Oil and condensate revenues decreased $129.5 million, or 43%, in the third quarter of 2020 compared to the third quarter of 2019, due to lower average field-level prices and lower aggregate oil and condensate production volumes. Average field-level oil prices decreased 28% in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by a decrease in average NYMEX-WTI oil prices, partially offset by a $0.81 per bbl, or 22%, decrease in the basis differential relative to the average NYMEX-WTI oil price for the comparable periods. The net realized price for the third quarter of 2020 was $53.89 per barrel, which included a $15.82 per barrel positive impact from our settled derivative contracts. The net realized price was 4% higher than the $51.83 per barrel net realized price in the third quarter of 2019 primarily due to the increase in settled derivative contracts, offset by the significant decline in the average field-level price. The 22% decrease in production volumes was primarily driven by a decrease in production in the Permian and Williston basins due to reduced drilling and the suspension of completion activity in 2020 in response to market conditions.

Oil and condensate revenues decreased $326.2 million, or 39%, in the first three quarters of 2020 compared to the first three quarters of 2019, due to lower average field-level prices and lower aggregate oil and condensate production volumes. Average field-level oil prices decreased 36% in the first three quarters of 2020 compared to the first three quarters of 2019, primarily driven by a decrease in average NYMEX-WTI oil prices, partially offset by a $0.13 per bbl, or 3%, decrease in the basis differential relative to the average NYMEX-WTI oil price for the comparable periods. The net realized price for the first three quarters of 2020 was $48.99 per barrel, which included a $15.41 per barrel positive impact from our settled derivative contracts. The net realized price was 4% lower than the $50.94 net realized price per barrel in the first three quarters of 2019 due to the significant decline in the average field-level price, partially offset by the impact from our settled derivative contracts. The 5% decrease in production volumes was primarily driven by a decrease in production in the Williston and Permian basins due reduced drilling and the suspension of completion activity in 2020 in response to market conditions.

Gas Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Gas production volumes (Bcf)
Northern Region
Williston Basin	2.8	3.3	(0.5)	8.5	10.6	(2.1)
Other Northern	—	—	—	0.1	0.1	—
Southern Region
Permian Basin	5.0	4.8	0.2	15.4	11.9	3.5
Haynesville/Cotton Valley	—	—	—	—	1.9	(1.9)
Other Southern	—	0.1	(0.1)	—	0.1	(0.1)
Total production	7.8	8.2	(0.4)	24.0	24.6	(0.6)
Average field-level gas prices (per Mcf)
Northern Region	$1.13	$1.72	$(0.59)	$1.39	$2.41	$(1.02)
Southern Region	$1.19	$0.71	$0.48	$0.81	$0.98	$(0.17)

Average field-level price	$1.17	$1.13	$0.04	$1.02	$1.61	$(0.59)
Commodity derivative impact	(0.10)	—	(0.10)	(0.02)	(0.12)	0.10
Net realized price	$1.07	$1.13	$(0.06)	$1.00	$1.49	$(0.49)

Gas revenues increased $0.2 million, or 2%, in the third quarter of 2020 compared to the third quarter of 2019, due to higher average field-level prices, partially offset by lower gas production volumes. Average field-level gas prices increased 4% in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by a $0.42 per Mcf, or 34%, decrease in regional basis differentials, partially offset by a decrease in average NYMEX-HH gas spot prices in comparable periods. Production volumes decreased 5% in the third quarter of 2020 compared to the third quarter of 2019, primarily due to a decrease in production in the Williston Basin due to the suspension of completion activity in 2020 in response to market conditions, partially offset by increased production in the Permian Basin.

Gas revenues decreased $14.8 million, or 38%, in the first three quarters of 2020 compared to the first three quarters of 2019, due to lower average field-level prices and lower gas production volumes. Average field-level gas prices decreased 37% in the first three quarters of 2020 compared to the first three quarters of 2019, primarily driven by a decrease in average NYMEX-HH gas spot prices, partially offset by a $0.17 per Mcf, or 16%, decrease in regional basis differentials relative to the average NYMEX-HH gas price in comparable periods. Production volumes decreased 2% in the first three quarters of 2020 compared to the first three quarters of 2019, primarily due to the suspension of completion activity in the Williston Basin in response to market conditions and the Haynesville Divestiture. These production decreases were partially offset by increased production in the Permian Basin.

NGL Volumes and Prices

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
NGL production volumes (Mbbl)
Northern Region
Williston Basin	550.3	472.1	78.2	1,585.4	1,577.5	7.9
Other Northern	0.1	0.7	(0.6)	0.6	1.1	(0.5)
Southern Region
Permian Basin	736.8	909.9	(173.1)	2,234.5	2,168.4	66.1
Other Southern	(0.1)	0.3	(0.4)	0.3	0.8	(0.5)
Total production	1,287.1	1,383.0	(95.9)	3,820.8	3,747.8	73.0
Average field-level NGL prices (per bbl)
Northern Region	$7.51	$5.26	$2.25	$5.11	$9.92	$(4.81)
Southern Region	$12.26	$10.38	$1.88	$9.40	$12.65	$(3.25)

Average field-level price	$10.23	$8.63	$1.60	$7.62	$11.50	$(3.88)
Commodity derivative impact	—	—	—	—	—	—
Net realized price	$10.23	$8.63	$1.60	$7.62	$11.50	$(3.88)

NGL revenues increased $1.3 million, or 11%, during the third quarter of 2020 compared to the third quarter of 2019, due to higher average field-level prices, partially offset by lower NGL production volumes. The 19% increase in NGL prices during the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by an increase in propane, ethane and other NGL component prices. The 7% decrease in NGL production volumes was primarily due to reduced drilling and the suspension of completion activity in 2020 in response to market conditions, and a decreased amount of the ethane recovered as NGL in the Permian Basin, partially offset by increased ethane recovered as NGL in the Williston Basin.

NGL revenues decreased $14.0 million, or 32%, during the first three quarters of 2020 compared to the first three quarters of 2019, due to lower average field-level prices, partially offset by higher NGL production volumes. The 34% decrease in NGL prices during the first three quarters of 2020 compared to the first three quarters of 2019 was primarily driven by a decrease in propane, ethane and other NGL component prices. The 2% increase in NGL production volumes was primarily driven by increased NGL recoveries in the Permian Basin.

Operating Expenses

The following table presents QEP production costs and production costs on a per unit of production basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in millions)
Lease operating expense	$35.5	$38.3	$(2.8)	$104.5	$135.5	$(31.0)
Adjusted transportation and processing costs(1)	28.4	32.2	(3.8)	83.8	79.5	4.3
Production and property taxes	14.0	20.0	(6.0)	42.3	67.6	(25.3)
Total production costs	$77.9	$90.5	$(12.6)	$230.6	$282.6	$(52.0)
	(per Boe)
Lease operating expense	$5.03	$4.56	$0.47	$4.55	$5.71	$(1.16)
Adjusted transportation and processing costs(1)	4.04	3.83	0.21	3.65	3.34	0.31
Production and property taxes	1.98	2.38	(0.40)	1.84	2.85	(1.01)
Total production costs	$11.05	$10.77	$0.28	$10.04	$11.90	$(1.86)
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in millions)
Transportation and processing costs, as presented	$12.4	$18.0	$(5.6)	$38.2	$38.8	$(0.6)
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	16.0	14.2	1.8	45.6	40.7	4.9
Adjusted transportation and processing costs	$28.4	$32.2	$(3.8)	$83.8	$79.5	$4.3
	(per Boe)
Transportation and processing costs, as presented	$1.77	$2.14	$(0.37)	$1.66	$1.63	$0.03
Transportation and processing costs deducted from oil and condensate, gas and NGL sales	2.27	1.69	0.58	1.99	1.71	0.28
Adjusted transportation and processing costs	$4.04	$3.83	$0.21	$3.65	$3.34	$0.31

Lease operating expense (LOE). QEP's LOE decreased $2.8 million, or 7%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to a decrease in workover activity in the Williston Basin, a decrease in water disposal costs in the Williston and Permian basins and continuing efforts to reduce operating expenses, partially offset by an increase in workover activity in the Permian Basin.

During the third quarter of 2020, LOE increased $0.47 per Boe, or 10%, compared to the third quarter of 2019, primarily due to decreased production in the Permian and Williston basins, partially offset by continuing efforts to reduce operating expenses.

QEP's LOE decreased $31.0 million, or 23%, in the first three quarters of 2020 compared to the first three quarters of 2019, primarily due to a decrease in workover activity in the Williston Basin and a decrease in maintenance and repair expenses, water disposal costs, power and fuel expenses and chemical expenses in the Williston and Permian basins as a result of continuing efforts to reduce operating expenses.

During the first three quarters of 2020, LOE decreased $1.16 per Boe, or 20%, compared to the first three quarters of 2019, primarily due to continuing efforts to reduce operating expenses, despite decreased production in the Permian and Williston basins.

Adjusted transportation and processing costs (non-GAAP). Adjusted transportation and processing costs decreased $3.8 million, or 12%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease in expense was primarily due to the recognition of $7.7 million of firm transportation expense in the third quarter of 2019 related to future obligations in an area in which the Company no longer has production operations as well as decreased production in the Permian and Williston basins, partially offset by an increase in gathering and processing rates in the Permian and Williston basins.

During the third quarter of 2020, adjusted transportation and processing costs increased $0.21 per Boe, or 5%, compared to the third quarter of 2019. The increase was primarily due to increased gathering and processing rates in the Williston and Permian basins, partially offset by the recognition of $7.7 million of firm transportation expense in the third quarter of 2019 related to future obligations in an area in which the Company no longer has production operations.

Adjusted transportation and processing costs increased $4.3 million, or 5%, in the first three quarters of 2020 compared to the first three quarters of 2019. The increase in expense was primarily due to increased production in the Permian Basin and increased gathering and processing rates in the Williston Basin, partially offset by the recognition of $7.7 million of firm transportation expense in the first three quarters of 2019 related to future obligations in an area in which the Company no longer has production operations, the Haynesville Divestiture and decreased production in the Williston Basin.

During the first three quarters of 2020, adjusted transportation and processing costs increased $0.31 per Boe, or 9%, compared to the first three quarters of 2019. The increase was primarily due to increased gathering and processing rates in the Williston Basin, partially offset by the recognition of $7.7 million of firm transportation expense in the first three quarters of 2019 related to future obligations in an area in which the Company no longer has production operations.

Production and property taxes. Production and property taxes decreased $6.0 million, or 30%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to decreased revenues in the Williston and Permian basins and the related production taxes, partially offset by increased property tax expense.

During the third quarter of 2020, production and property taxes decreased $0.40 per Boe, or 17%, compared to the third quarter of 2019, primarily due to a decrease in revenues and the associated production taxes in the Williston and Permian basins.

Production and property taxes decreased $25.3 million, or 37%, in the first three quarters of 2020 compared to the first three quarters of 2019, primarily due to decreased revenues in the Williston and Permian basins and the related production taxes and decreased property tax expense.

During the first three quarters of 2020, production and property taxes decreased $1.01 per Boe, or 35%, compared to the first three quarters of 2019, primarily due to a decrease in revenues and the associated production taxes in the Williston and Permian basins and lower property tax expense in the Permian Basin.

Depreciation, depletion and amortization (DD&A). DD&A expense decreased $11.2 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to decreased production in the Permian and Williston basins, partially offset by higher DD&A rates in the Permian and Williston basins.

DD&A expense increased $29.1 million in the first three quarters of 2020 compared to the first three quarters of 2019, primarily due to higher DD&A rates in the Permian and Williston basins and increased production in the Permian Basin. The increases in DD&A expense were partially offset by a decrease in production in the Williston Basin.

Impairment expense. During the third quarter of 2020 and 2019, there were no impairment charges.

During the first three quarters of 2020, there were no impairment charges. During the first three quarters of 2019, QEP recorded impairment charges of $5.0 million, which related to impairment of an office building lease.

General and administrative (G&A) expense.

The following table presents detail about QEP's share-based compensation and deferred compensation components of QEP's total general and administrative expense, including the cash and non-cash components, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in millions)
General and administrative (excluding share-based and deferred compensation)	$16.5	$28.6	$(12.1)	$54.8	$102.8	$(48.0)
General and administrative (share-based and deferred compensation):
Cash share-based compensation (1)	1.0	(0.9)	1.9	1.7	4.8	(3.1)
Non-cash share-based compensation (1)	2.9	5.0	(2.1)	9.3	16.2	(6.9)
Deferred compensation mark-to-market adjustments (2)	0.5	(3.1)	3.6	(2.7)	0.6	(3.3)
Total General and administrative	$20.9	$29.6	$(8.7)	$63.1	$124.4	$(61.3)
	(per Boe)
General and administrative (excluding share-based and deferred compensation)	$2.34	$3.40	$(1.06)	$2.39	$4.33	$(1.94)
General and administrative (share-based and deferred compensation):
Cash share-based compensation (1)	0.14	(0.11)	0.25	0.07	0.20	(0.13)
Non-cash share-based compensation (1)	0.41	0.59	(0.18)	0.41	0.68	(0.27)
Deferred compensation mark-to-market adjustments (2)	0.07	(0.37)	0.44	(0.12)	0.03	(0.15)
Total General and administrative	$2.96	$3.51	$(0.55)	$2.75	$5.24	$(2.49)
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

During the third quarter of 2020, G&A expense decreased $8.7 million, or 29%, compared to the third quarter of 2019. During the third quarter of 2020 and 2019, QEP incurred less than $0.1 million and $10.0 million, respectively, in costs associated with the implementation of our strategic initiatives. Of the $10.0 million incurred in the third quarter of 2019, $10.4 million related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding costs associated with the implementation of our strategic initiatives, G&A expense increased by $1.4 million, or 7%, primarily due to a $5.4 million increase in expense related to the increase in market value on the Wrap Plan and performance share units, partially offset by $3.3 million lower labor, benefits and other associated costs as a result of the reduction in our workforce.

During the first three quarters of 2020, G&A expense decreased $61.3 million, or 49%, compared to the first three quarters of 2019. During the first three quarters of 2020 and 2019, QEP incurred $2.0 million and $43.2 million, respectively, in costs associated with the implementation of our strategic initiatives, of which $1.9 million and $36.7 million, respectively, related to restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q). Excluding costs associated with the implementation of our strategic initiatives, G&A expense decreased by $20.1 million, or 25%, primarily due to $15.4 million lower labor, benefits and other associated costs as a result of the reduction in our workforce and a $3.3 million decrease in expense related to the decrease in market value on the Wrap Plan.

Net gain (loss) from asset sales, inclusive of restructuring costs. During the third quarter of 2020, QEP recognized a gain on the sale of assets of $0.1 million, primarily related to divestitures of properties outside our main operating areas. During the third quarter of 2019, QEP recognized a loss on the sale of assets of $2.1 million, primarily related to a $2.7 million loss on the sale of the corporate aircraft, partially offset by a $0.9 million gain related to the divestiture of properties outside our main operating areas.

During the first three quarters of 2020, QEP recognized a gain on the sale of assets of $3.8 million, primarily related to divestitures of properties outside our main operating areas. During the first three quarters of 2019, QEP recognized a gain on the sale of assets of $2.5 million, primarily related to the $3.5 million gain from the divestiture of other properties, partially offset by the loss on the sale of the corporate aircraft and a net pre-tax loss on sale of $1.0 million related to our Haynesville Divestiture, which included $1.4 million of restructuring costs (refer to Note 9 – Restructuring, in Item I of Part I of this Quarterly Report on Form 10-Q for more information).

Non-operating Expenses

Realized and unrealized gains (losses) on derivative contracts. Gains and losses on derivative contracts are comprised of both realized and unrealized gains and losses on QEP's commodity derivative contracts, which are marked-to-market each quarter. During the third quarter of 2020, losses on commodity derivative contracts were $34.2 million, of which $103.8 million were unrealized losses and $69.6 million were realized gains on settled derivative contracts. During the third quarter of 2019, gains on commodity derivative contracts were $87.4 million, of which $92.3 million were unrealized gains and $4.9 million were realized losses on settled derivative contracts.

During the first three quarters of 2020, gains on commodity derivative contracts were $317.0 million, of which $84.4 million were unrealized gains and $232.6 million were realized gains on settled derivative contracts. During the first three quarters of 2019, losses on commodity derivative contracts were $55.8 million, of which $30.8 million were unrealized losses, $26.8 million were realized losses on settled derivative contracts and $1.8 million were unrealized gains related to the Haynesville Divestiture (refer to Note 7 – Derivative Contracts, in Item I of Part I of the Quarterly Report on Form 10-Q for more information).

Gain (loss) on early extinguishment of debt. Loss on early extinguishment of debt increased by $7.4 million during the third quarter of 2020 compared to the third quarter of 2019. The increase during the third quarter of 2020 was due to a $7.4 million loss as a result of redeeming $275.3 million in principal amount of our 2021 Senior Notes (Refer to Note 10 – Debt, in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information).

Gain on early extinguishment of debt increased by $18.2 million during the first three quarters of 2020 compared to the first three quarters of 2019. The increase during the first three quarters of 2020 was primarily due to a $27.1 million gain as a result of senior note repurchases, partially offset by a $7.4 million loss as a result of the redemption of the 2021 Senior Notes and a $1.5 million loss associated with the write-off of non-cash deferred financing costs as part of amending the credit facility (Refer to Note 10 – Debt, in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information).

Interest and other income (expense). Interest and other income (expense) increased by $6.8 million, or 756%, during the third quarter of 2020 compared to the third quarter of 2019. The increase in income was primarily related to the receipt of $5.6 million of interest income associated with the receipt of the AMT credit refunds and a $1.0 million gain on the marketable securities associated with the Company's nonqualified, unfunded deferred compensation plan.

Interest and other income (expense) increased by $3.1 million, or 67%, during the first three quarters of 2020 compared to the first three quarters of 2019. The increase in income was primarily related to the receipt of $5.6 million of interest income associated with the receipt of the AMT credit refunds, partially offset by a $1.7 million loss on the marketable securities associated with the Company's nonqualified, unfunded deferred compensation plan.

Interest expense. Interest expense decreased $4.4 million, or 13%, during the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily related to decreased interest expense on senior notes due to debt repurchases.

Interest expense decreased $10.2 million, or 10%, during the first three quarters of 2020 compared to the first three quarters of 2019. The decrease was primarily related to decreased interest expense on senior notes due to debt repurchases, a reduction of accrued interest on the Company's uncertain tax position that expired in the fourth quarter of 2019 and decreased borrowings under the credit facility.

Income tax (provision) benefit. Income tax expense decreased $81.8 million to a benefit during the third quarter of 2020 compared to tax expense during the third quarter of 2019. The decrease in expense to a benefit was primarily the result of having a pre-tax loss during the third quarter of 2020 compared to pre-tax income in 2019. QEP’s effective federal and state income tax rate was 52.9% during the third quarter of 2020 compared to a rate of 24.7% during the third quarter of 2019. The increase in the federal and state income tax rate was primarily driven by the impact of discrete items (unusual or infrequent items impacting the tax provision) and permanent differences recognized during the third quarter of 2020 and 2019. During the third quarter of 2020 the effective rate was above the statutory rate due to discrete items recognized in the third quarter of 2020, including the remeasurement of deferred taxes due to NOL carrybacks under the CARES Act to a year with a higher federal tax rate, partially offset by a state tax payment. During the third quarter of 2019 the rate was driven higher than the statutory rate by the recognition of a discrete item related to share-based compensation and a permanent difference related to the change in the estimated amount of non-deductible executive compensation.
Income tax benefit decreased $13.2 million during the first three quarters of 2020 compared to the first three quarters of 2019. QEP’s effective federal and state income tax rate was negative 46.5% during the first three quarters of 2020 compared to a rate of 130.8% during the first three quarters of 2019. The decrease in the federal and state income tax rate was primarily driven by the impact of discrete items and permanent differences recognized during the first three quarters of 2020 and 2019. During the first three quarters of 2020 the primary discrete items lowering the effective tax rate was the remeasurement of deferred taxes due to NOL carrybacks under the CARES Act to a year with a higher federal tax rate. The primary discrete items recognized during the nine months ended September 30, 2019 related to the remeasurement of deferred taxes associated with the Haynesville Divestiture, share-based compensation and a permanent difference related to the estimated amount of non-deductible executive compensation.

LIQUIDITY AND CAPITAL RESOURCES

QEP strives to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility and fund its development projects, operations and capital expenditures and return capital to shareholders. The Company utilizes derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. QEP generally funds its operations and planned capital expenditures with cash flow from its operating activities, cash on hand and borrowings under its revolving credit facility. QEP also periodically accesses debt and equity markets and sells properties to enhance its liquidity. In an effort to preserve our liquidity, in March 2020, the Board indefinitely suspended the payment of quarterly dividends. The Company expects that the annual generation of Free Cash Flow, cash on hand, AMT credit refunds and, as needed, borrowings made under its revolving credit facility, will be sufficient to fund its operations, capital expenditures, interest expense and debt maturities during the next 12 months. To the extent that the Company sells additional assets, the Company plans to use the proceeds to fund on-going operations, reduce debt and for general corporate purposes.

During the nine months ended September 30, 2020, QEP generated $162.0 million of FCF, received cash proceeds of $170.7 million from the AMT credit refunds and received $13.4 million from the disposition of assets. The Company used the proceeds, as well as cash on hand, to repay $430.5 million in principal amount of outstanding debt and for general corporate purposes.

As of September 30, 2020, the Company had $9.5 million in cash and cash equivalents, no borrowings under its revolving credit facility and $11.9 million in letters of credit outstanding. The Company estimates that as of September 30, 2020, it could borrow up to $747.6 million under its credit facility and incur up to $500.0 million of junior guaranteed indebtedness and remain in compliance with its financial covenants (as defined in the credit agreement). To the extent actual operating results, realized commodity prices, or uses of cash differ from the Company's assumptions, QEP's liquidity could be adversely affected. Further, we may from time to time seek to retire, amend or restructure some or all of our outstanding debt or debt agreements through cash purchases, exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Facility
In June 2020, QEP entered into the Eighth Amendment to its credit agreement, which, among other things, reduced the aggregate principal amount of commitments to $850.0 million, requires the Company’s material subsidiaries to guarantee the obligations under the credit agreement as well as certain swap obligations and modified the leverage ratio and present value financial covenants, such that they only pertain to net priority guaranteed debt (primarily consisting of borrowings under the credit facility and letters of credit). The amended credit agreement also provides the ability to use up to $500.0 million of loan proceeds to repurchase outstanding senior notes, provides the ability to issue subsidiary guarantees of up to $500.0 million of unsecured debt, with such guarantees being subordinated to the obligations under the credit agreement, and may limit the Company’s ability to make certain restricted payments, including dividends. The amended credit agreement, which matures on September 1, 2022, provides for borrowings at short-term interest rates and contains customary covenants and restrictions and contains financial covenants (that are defined in the credit agreement) that limit the amount of debt the Company can incur and may limit the amount available to be drawn under the credit facility including: (i) a minimum liquidity amount of at least $100.0 million (ii) a net priority guaranteed leverage ratio under which net priority guaranteed debt may not exceed 2.50 times consolidated EBITDAX (as defined in the credit agreement), and (iii) a present value coverage ratio under which the present value of the Company's proved reserves must exceed net priority guaranteed debt by at least 1.50 times. At September 30, 2020 and December 31, 2019, QEP was in compliance with the covenants under its credit agreement. The Company recorded a $1.5 million loss associated with the write-off of non-cash deferred financing costs as part of amending the credit facility and recorded the loss within "Gain (loss) from early extinguishment of debt" on the statements of operations.

During the nine months ended September 30, 2020, QEP's weighted average interest rate on borrowings under its credit facility was 2.60%. As of September 30, 2020, QEP had no borrowings outstanding and $11.9 million in letters of credit outstanding under the credit facility. As of October 21, 2020, QEP had no borrowings outstanding and had $13.1 million in letters of credit outstanding under the credit facility and was in compliance with the covenants under the credit agreement.

Senior Notes
The Company's senior notes outstanding as of September 30, 2020 totaled a principal amount of $1,601.9 million and are comprised of three issuances as follows:

•$465.1 million 5.375% Senior Notes due October 2022;
•$636.8 million 5.25% Senior Notes due May 2023; and
•$500.0 million 5.625% Senior Notes due March 2026.

During the nine months ended September 30, 2020, QEP repurchased, at a discount, $107.1 million in principal amount of its 6.875% Senior Notes due March 1, 2021, $34.9 million in principal amount of its 5.375% Senior Notes due October 1, 2022, and $13.2 million in principal amount of its 5.25% Senior Notes due May 1, 2023, resulting in a $27.1 million gain from early extinguishment of debt. In addition, during the third quarter of 2020, QEP redeemed the remaining $275.3 million in principal amount of its 6.875% Senior Notes due March 1, 2021, resulting in a loss on early extinguishment of debt of $7.4 million. In total, during the nine months ended September 30, 2020, the Company recorded a $19.7 million net gain in "Gain (loss) from early extinguishment of debt" on the statements of operations related to the repurchase and redemption of senior notes.

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

Net cash provided by (used in) operating activities is presented below:

	Nine Months Ended September 30,
	2020	2019	Change
	(in millions)
Net income (loss)	$133.8	$13.1	$120.7
Non-cash adjustments to net income (loss)	496.1	383.2	112.9
Changes in operating assets and liabilities	(75.9)	(54.3)	(21.6)
Net cash provided by (used in) operating activities	$554.0	$342.0	$212.0

Net cash provided by operating activities was $554.0 million during the first three quarters of 2020, which included $133.8 million of net income, $496.1 million of non-cash adjustments to net income and $75.9 million in changes in operating assets and liabilities. Non-cash adjustments to net income of $496.1 million primarily included DD&A expense of $424.6 million and deferred income tax of $165.3 million, partially offset by $84.4 million of unrealized gains on derivative contracts and $18.2 million of gains from early extinguishment of debt.

The changes in operating assets and liabilities of $75.9 million primarily resulted from a decrease in accounts payable and accrued expenses of $31.9 million, an increase in other asset balances of $30.2 million, and an increase in income tax receivable of $13.1 million.

Net cash provided by operating activities was $342.0 million during the first three quarters of 2019, which included $13.1 million of net income, $383.2 million of non-cash adjustments to net income and $54.3 million in changes in operating assets and liabilities. Non-cash adjustments to net income of $383.2 million primarily included DD&A expense of $395.5 million, $29.0 million of unrealized losses on derivative contracts, and $16.2 million of non-cash share-based compensation expense, partially offset by $61.2 million of deferred income tax benefit.

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

Cash Flow from Investing Activities

A comparison of capital expenditures for the first three quarters of 2020 and 2019, are presented in the table below:

	Nine Months Ended September 30,
	2020	2019	Change
	(in millions)
Property acquisitions	$4.1	$3.6	$0.5
Property, plant and equipment capital expenditures	253.5	466.0	(212.5)
Total accrued capital expenditures	257.6	469.6	(212.0)
Change in accruals and other non-cash adjustments	$31.0	$(0.8)	$31.8
Total cash capital expenditures	$288.6	$468.8	$(180.2)

In the first three quarters of 2020, on an accrual basis, the Company invested $253.5 million on property, plant and equipment capital expenditures (which excludes property acquisitions), a decrease of $212.5 million compared to the first three quarters of 2019. In the first three quarters of 2020, QEP's primary capital expenditures included $178.5 million in the Permian Basin (including midstream infrastructure of $10.0 million, primarily related to oil and gas gathering and water handling) and $71.3 million in the Williston Basin.

In the first three quarters of 2019, on an accrual basis, the Company invested $466.0 million on property, plant and equipment capital expenditures (which excludes property acquisitions). QEP's significant capital expenditures included $396.5 million in the Permian Basin (including midstream infrastructure of $38.9 million, primarily related to oil and gas gathering and water handling), and $70.3 million in the Williston Basin.

The mid-point of our 2020 forecasted capital expenditures (excluding property acquisitions) is $340.0 million. QEP intends to fund capital expenditures (excluding property acquisitions) with cash on hand, cash flow from operating activities and proceeds from our derivative portfolio. The aggregate levels of capital expenditures for 2020 and the allocation of those expenditures are dependent on a variety of factors, including the continued impact on the market due to the COVID-19 pandemic and OPEC actions, oil, gas and NGL prices, industry conditions, changes in management's business assessments as to where QEP's capital can be most profitably deployed, drilling results, the extent to which properties or working interests are acquired or divested and the availability of capital resources to fund the expenditures. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from QEP's estimates.

Cash Flow from Financing Activities

In the first three quarters of 2020, net cash used in financing activities was $434.7 million compared to $455.7 million in the first three quarters of 2019. During the first three quarters of 2020, QEP used $410.3 million of cash to repurchase and redeem senior notes and pay a quarterly dividend of $4.8 million. QEP also had a decrease in checks outstanding in excess of cash balances of $18.3 million.

During the first three quarters of 2019, QEP made repayments on its credit facility of $486.0 million, had borrowings under its credit facility of $56.0 million and paid a quarterly dividend of $4.8 million. In addition, QEP had treasury stock repurchases of $7.0 million related to the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants. During the first three quarters of 2019, QEP had a decrease in checks outstanding in excess of cash balances of $13.9 million.

As of September 30, 2020, the total amount of long-term debt was $1,590.4 million, of which $1,601.9 million was the principal amount of its senior notes and $11.5 million was net original issue discount and unamortized debt issuance costs.

Off-Balance Sheet Arrangements

QEP may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At September 30, 2020, the Company's material off-balance sheet arrangements included drilling, gathering, processing and firm transportation arrangements and undrawn letters of credit. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on QEP's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For more information regarding off-balance sheet arrangements, we refer you to "Contractual Cash Obligations and Other Commitments" in our 2019 Annual Report on Form 10-K.

Contractual Cash Obligations and Other Commitments

We have various contractual obligations in the normal course of our operations and financing activities. Other than the repayment of $430.5 million in principal amount of our outstanding debt described above, there have been no material changes to our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K.

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

Commodity Price Risk Management

QEP uses commodity derivative instruments in the normal course of business to reduce the risk of adverse commodity price movements. However, these arrangements typically limit future gains from favorable price movements. The types of commodity derivative instruments currently utilized by the Company are fixed-price and basis swaps and collars. The volume of commodity derivative instruments utilized by the Company may vary from year to year based on QEP's forecasted production. The Company's current derivative instruments do not have margin requirements or collateral provisions that would require payments prior to the scheduled cash settlement dates. As of September 30, 2020, QEP held commodity price derivative contracts, excluding basis swaps, totaling 14.7 million barrels of oil and 33.8 million MMBtu of gas. As of December 31, 2019, QEP held commodity price derivative contracts, excluding basis swaps, totaling 17.5 million barrels of oil and no commodity price gas derivatives.

The following tables present QEP's volumes and average prices for its derivative positions as of October 21, 2020. Refer to Note 7 – Derivative Contracts in Part 1, Item 1 of this Quarterly Report on Form 10-Q for open derivative positions as of September 30, 2020.

Production Commodity Derivative Swaps
Year	Index	Total Volumes	Average Swap Price per Unit
		(in millions)
Oil sales		(bbls)	($/bbl)
2020	NYMEX WTI	3.9	$57.60
2020	Argus WTI Midland	0.4	$57.30
2021 (January - June)	NYMEX WTI	5.2	$44.70
2021 (July - December)	NYMEX WTI	5.2	$42.24
Gas sales		(MMbtu)	($/MMbtu)
2020	IF Waha	3.7	$0.97
2020	NYMEX HH	2.8	$2.20
2021	IF Waha	18.2	$1.92
2021	NYMEX HH	9.1	$2.44

Production Commodity Derivative Basis Swaps
Year	Index	Basis	Total Volumes	Weighted-Average Differential
			(in millions)
Oil sales			(bbls)	($/bbl)
2020	NYMEX WTI	Argus WTI Midland	1.8	$0.22
2021	NYMEX WTI	Argus WTI Midland	4.4	$0.99

Production Commodity Derivative Oil Costless Collars
Year	Index	Total Volumes	Average Price Floor	Average Price Ceiling
		(in millions)
		(bbls)	($/bbl)	($/bbl)
2021	NYMEX WTI	0.4	$40.00	$49.20

Changes in the fair value of derivative contracts from December 31, 2019 to September 30, 2020, are presented below:

Commodity derivative contracts
(in millions)
Net fair value of oil and gas derivative contracts outstanding at December 31, 2019	$(17.5)
Contracts settled	(232.6)
Change in oil and gas prices on futures markets	342.0
Contracts added	(25.0)
Net fair value of oil derivative contracts outstanding at September 30, 2020	$66.9

The following table shows the sensitivity of the fair value of oil derivative contracts to changes in the market price of oil and basis differentials:

September 30, 2020
(in millions)
Net fair value – asset (liability)	$66.9
Fair value if market prices of oil and basis differentials decline by 10%	$72.9
Fair value if market prices of oil and basis differentials increase by 10%	$59.6

Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $7.3 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $6.0 million as of September 30, 2020. However, a gain or loss eventually would be offset by the actual sales value of the physical production covered by the derivative instruments. For additional information regarding the Company's commodity derivative transactions, refer to Note 7 – Derivative Contracts in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Rate Risk Management

The Company's revolving credit facility has a floating interest rate, which exposes QEP to interest rate risk if QEP has borrowings outstanding. At September 30, 2020, the Company had no borrowings outstanding under its revolving credit facility.

The $1,601.9 million of debt outstanding as of September 30, 2020 relates to senior notes with fixed interest rates; therefore, it is not affected by interest rate movements. For additional information regarding the Company's debt instruments, refer to Note 10 – Debt, in Item I of Part I of this Quarterly Report on Form 10-Q.

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
•consequences of QEP’s financial commitments, including limiting QEP's ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of its common stock, or to otherwise realize the value of its assets and opportunities fully;
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
•plans regarding derivative contracts, including the volumes utilized, and the anticipated benefits derived there-from;
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
•plans to restart completion operations in the Permian Basin during the fourth quarter of 2020; and
•plans to use the proceeds from any additional sales of assets to fund on-going operations, reduce debt and for general corporate purposes.

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
•the increased exposure to cyber and other operational risks that may result due to many of our employees working remotely for an indefinite time period due to safety concerns related to the COVID-19 pandemic;
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
•changes in guidance issued related to tax reform legislation and the CARES Act or application of that guidance; and
•other factors, most of which are beyond the Company's control.

QEP undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report on
Form 10-Q, in other documents, or on the Company's website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Securities Exchange Act of 1934, as amended), as of September 30, 2020. Based on such evaluation, such officers have concluded that, as of September 30, 2020, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Business

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

The crude oil market experienced a dramatic decline in oil prices in response to concerns about oil demand due to the global economic impacts of COVID-19. In addition, policy disputes in the first quarter 2020 between OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions led to significant weakness in oil prices and caused us to reduce our capital and operating budgets as well as slow our development plan. In addition, the potential spread of the virus into our workforce and the workforces of our counterparties could continue to have an adverse impact on our operations.

The total magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be estimated at this time. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our oil and natural gas products and have an adverse effect on our financial position and results of operations. The COVID-19 pandemic had an adverse effect on our business results in the second and third quarters of 2020 and we expect this to continue in the near future. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, the "Risk Factors" sections of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Due to safety concerns related to the COVID-19 pandemic, many of our employees are working remotely for an indefinite time period, which may result in increased exposure to cyber and other operational risks.

Lack of availability of refining, gas processing, storage, gathering or transportation capacity will likely impact results of operations. The lack of availability of satisfactory oil, gas and NGL gathering and transportation, including trucks, railways and pipelines, gas processing, storage or refining capacity may hinder QEP's access to oil, gas and NGL markets or delay production from its wells. QEP's ability to market its production depends in substantial part on the availability, proximity and capacity of gathering, transportation, gas processing facilities, storage or refineries owned and operated by third parties. Although QEP has some contractual control over the transportation of its production through firm transportation and gas processing arrangements, third-party systems may be temporarily unavailable due to market conditions, mechanical failures, accidents, lack of contracted capacity on such systems or other reasons such as temporary suspension of service due to legal challenges (such as the pending litigation regarding the Dakota Access Pipeline, a major pipeline running out of the Williston Basin) and/or the pipeline’s failure to comply with applicable laws and regulations. If gathering, transportation, gas processing or storage facilities do not exist near producing wells; if gathering, transportation, gas processing, storage or refining capacity is limited; or if gathering, transportation, gas processing or refining capacity is unexpectedly disrupted, completion activity could be delayed, sales could be reduced, gas flaring and transportation costs could increase, or production could be shut-in, each of which could reduce profitability. The curtailments arising from these circumstances may last from a few days to several months, and in many cases, QEP is provided with limited, if any, notice as to when these circumstances will arise and their duration. Furthermore, if QEP were required to shut-in wells, it might also be obligated to pay certain demand charges for gathering and processing services, as well as shut-in royalties to certain mineral interest owners in order to maintain its leases; or depending on the specific lease provisions, some leases could terminate. In addition, rail accidents involving crude oil carriers have resulted in regulations, and may result in additional regulations, on transportation of oil by railway. QEP might be required to install or contract for additional treating or processing equipment for transport of crude oil by rail, which could increase costs. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, transportation pressures, damage to or destruction of transportation facilities and general economic conditions could also adversely affect QEP's ability to transport oil and gas.

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
•periods of civil unrest;
•speculative trading in crude oil and natural gas derivative contracts;
•the continued threat of terrorism and the impact of military and other action;
•the activities of the Organization of Petroleum Exporting Countries (OPEC) and other oil producing countries such as Russia and Saudi Arabia, including the ability of members of OPEC and Russia to maintain oil price and production controls;
•events in the Middle East, Africa, South America and Russia;
•the strength of the U.S. dollar relative to other currencies;
•weather conditions, natural disasters and epidemic or pandemic disasters such as the outbreak of COVID-19;
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
•pandemic events that could impair our employees' and contractors' abilities to drill and produce oil and gas;
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

Risks Related to the Company

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock. The New York Stock Exchange (NYSE) has several listing requirements set forth in the NYSE Listed Company Manual. For example, Section 802.01C of the NYSE Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 per share over a consecutive 30-trading day period. Pursuant to the rules of the NYSE, companies who fail to maintain this listing requirement have a six month period in which to regain compliance or be delisted. In addition, our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, which the NYSE has historically viewed to be $0.16 per share. If either event were to occur, we would not have an opportunity to cure the deficiency, and, as a result, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards.

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

QEP's debt and other financial commitments may limit its financial and operating flexibility. QEP's total debt was approximately $1.6 billion at September 30, 2020. QEP also has various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. QEP's financial commitments could have important consequences to its business, including, but not limited to, limiting QEP's ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of its common stock, or to otherwise realize the value of its assets and opportunities fully because of the need to dedicate a substantial portion of its cash flows from operations and proceeds from the divestiture of its assets to payments on its debt or to comply with any restrictive terms of its debt. QEP may be at a competitive disadvantage as compared to similar companies that have less debt. Higher levels of debt may make QEP more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing QEP's revolving credit facility and the indentures governing QEP's senior notes contain a number of covenants that impose constraints on the Company, including requirements to comply with certain financial covenants and restrictions on QEP's ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in transactions with affiliates. If commodity prices decline and QEP reduces its level of capital spending and production declines or QEP incurs additional impairment expense or the value of the Company's proved reserves declines, the Company may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in its credit agreement in the future. Refer to Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q for more information regarding the financial covenants and our revolving credit agreement.

Regulatory Risks

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

In July and October 2020, after several years of litigation, federal courts struck down both the BLM’s 2016 Waste Prevention Rule and its 2018 Revised Waste Prevention Rule. The effect of these orders combined is to essentially reinstate the previous rule, Notice to Lessees and Operators of Onshore Federal and Indian Oil and Gas Leases: Royalty or Compensation for Oil and Gas Lost (NTL-4A). However, future gas capture requirements and other regulatory requirements, in North Dakota or our other locations, could increase our operational costs and restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows. If our interpretation of the applicable regulations is incorrect, or if we receive a non-appealable order to pay royalty on past and future flared volumes in North Dakota, such royalty payments could materially and adversely affect our financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2018, QEP announced the authorization by its Board to repurchase up to $1.25 billion of the Company's outstanding shares of common stock (February 2018 $1.25 billion Repurchase Program). On July 28, 2020, the Board suspended the repurchase program. The repurchases of shares during the three months ended September 30, 2020 were in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted share grants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 27, 2020, the Board amended and restated the Company’s Bylaws, effective October 27, 2020 (A&R Bylaws). The A&R Bylaws were amended to (i) change the name of the Governance Committee to the Governance and Social Responsibility Committee, and provide a description of such committee’s responsibilities, (ii) provide that the Audit Committee shall meet at least quarterly to conform with the Audit Committee Charter, (iii) provide that a duly formed committee of the Board may form and delegate authority to subcommittees, (iv) clarify when a new stock certificate may be issued in connection with a lost, stolen or destroyed certificate and (v) clarify that the federal courts of the United States of America shall be the exclusive forum for claims brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The above summary does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this report:

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation dated May 15, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2018).

3.2*	Amended and Restated Bylaws, as amended and restated on October 27, 2020.
31.1*	Certification signed by Timothy J. Cutt, QEP Resources, Inc.'s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification signed by William J. Buese, QEP Resources, Inc.'s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

QEP RESOURCES, INC.
(Registrant)

October 28, 2020	/s/ Timothy J. Cutt
Timothy J. Cutt,
President and Chief Executive Officer

October 28, 2020	/s/ William J. Buese
William J. Buese,
Vice President, Chief Financial Officer and Treasurer